Form 10QSB
period 1996-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1996-06-12
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1996
                         Commission file number: 0-20824



                       COMPUTER OUTSOURCING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


                  New York                               13-3252333
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)              Identification No.)

                360 West 31st Street     New York, New York 10001
                    (Address of principal executive offices)

                                  (212) 564-3730
                           (Issuer's telephone number)









Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]        No [  ]


There were 3,714,850 shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 12, 1996.


Transitional Small Business Disclosure Form (check one);
                             Yes [  ]        No [X].

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements


              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    April 30,     October 31,
                                                      1996           1995
                                                   -----------    -----------
                               ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .................... $ 1,083,714    $ 1,406,016
    Marketable securities ........................         993            993
    Trade accounts receivable, net of allowance
       for doubtful accounts of $248,256 and
       $265,415, respectively ....................   3,757,553      3,799,940
    Prepaid and refundable income taxes ..........     380,496        414,558
    Prepaid expenses .............................     790,342        616,231
    Other current assets .........................      40,531        124,966
                                                     ---------      ---------
                                                     6,053,629      6,362,704
                                                     ---------      ---------
PROPERTY and EQUIPMENT, net ......................   3,415,799      3,450,771
                                                     ---------      ---------
OTHER ASSETS:
   Deferred software costs, net ..................   1,452,121      1,083,051
   Intangible assets, net ........................   7,934,020      8,160,949
   Due from related parties, net .................     141,405        155,740
   Cash surrender value of life insurance,
      net of loans of $100,388 ...................     131,682        131,682
   Security deposits and other non-current assets      505,380        579,547
                                                    ----------     ----------
                                                    10,164,608     10,110,969
                                                    ----------     ----------

TOTAL ASSETS ..................................... $19,634,036    $19,924,444
                                                    ==========     ==========


















                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                                                    April 30,     October 31,
                                                      1996           1995
                                                  ------------    -----------

          LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ............................. $ 1,758,536    $ 1,365,480
    Current notes payable and current portion
       of long-term debt .........................   1,459,201      1,709,571
    Current portion of capitalized
       lease obligations .........................     209,757        158,729
    Accrued expenses and other accrued taxes .....   1,458,166      1,843,881
    Customer deposits and
       other current liabilities .................     108,349       123,571
                                                     ---------      ---------
                                                     4,994,009      5,201,232
                                                     ---------      ---------
LONG-TERM LIABILITIES:
    Long-term debt, including $150,000
       due to a director .........................   2,021,321      2,352,175
    Capitalized lease obligations ................     361,404        376,293
    Deferred income taxes ........................     726,731        645,540
    Stock option obligation ......................     273,842        400,939
                                                     ---------      ---------
                                                     3,383,298      3,774,947
                                                     ---------      ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value;
       1,000,000 shares authorized, none issued ..        -              -
    Common stock, $0.01 par value; 7,000,000
       shares authorized; shares issued and
       outstanding: 3,691,405 and 3,627,499,
       respectively ..............................      36,914         36,275
    Common stock issuable ........................        -           153,000
    Additional paid-in capital ...................   9,062,892      8,752,637
    Retained earnings ............................   2,209,620      2,076,615
    Deferred costs arising from a financing
       and consulting agreement ..................     (52,697)       (70,262)
                                                    ----------     ----------
                                                    11,256,729     10,948,265
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $19,634,036    $19,924,444
                                                    ==========     ==========










                 See Notes to Consolidated Financial Statements

                             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME


                                                   Six Months Ended April 30,      Three Months Ended April 30,
                                                 ------------------------------   ------------------------------
                                                      1996           1995               1996          1995
                                                   -----------    -----------       -----------    -----------

REVENUES ......................................... $14,317,091    $ 8,720,756       $ 7,209,976    $ 4,322,220
                                                    ----------     ----------        ----------     ----------
COSTS and EXPENSES:
     Data processing costs .......................   8,218,001      4,105,261         4,160,059      1,941,902
     Selling and promotion costs .................   1,356,594      1,034,200           647,019        569,119
     Shipping and delivery costs .................     615,067        628,414           302,695        274,735
     General and administrative expenses .........   3,635,788      2,641,455         1,807,902      1,373,379
     Interest expense, net of interest income  ...     181,245         63,427            87,319         30,296
                                                    ----------     ----------        ----------     ----------
                                                    14,006,695      8,472,757         7,004,994      4,189,431
                                                    ----------     ----------        ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES .........     310,396        247,999           204,982        132,789

PROVISION FOR INCOME TAXES .......................     153,985        129,162            94,593         67,491
                                                    ----------     ----------        ----------     ----------

NET INCOME ....................................... $   156,411    $   118,837       $   110,389    $    65,298
                                                    ==========     ==========        ==========     ==========


INCOME PER COMMON SHARE .......................... $      0.04    $      0.02       $      0.03    $      0.01
                                                    ==========     ==========        ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ....   3,775,917      3,560,213         3,791,192      3,563,201
                                                    ==========     ==========        ==========     ==========




















                                See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended April 30,
                                                 -----------------------------
                                                       1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................... $   156,411    $   118,837
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization ................     964,390        697,949
    Amortization of excess of fair value of net
       assets acquired over cost .................        -           (13,498)
    Deferred income taxes ........................      81,191         20,733
    Decrease/(increase) in:
       Cash surrender value of life insurance ....        -            (6,864)
       Trade accounts receivable .................      42,387        (93,397)
       Prepaid and refundable taxes ..............      34,062           -
       Prepaid expenses ..........................    (166,720)      (115,943)
       Other current assets ......................      84,435        (58,443)
       Security deposits and other noncurrent
          assets .................................      47,703       (168,595)
    Increase/(decrease) in:
       Accounts payable ..........................     393,056        157,760
       Accrued expenses and taxes ................    (385,715)      (108,870)
       Customer deposits and other current
          liabilities ............................     (15,222)       (16,052)
                                                     ---------      ---------
Net cash provided by operating activities ........   1,235,978        413,617
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...............    (359,569)      (125,200)
Disposal of equipment ............................      60,993           -
Redemption of marketable securities ..............        -           501,942
Decrease/(Increase) in Goodwill upon
    settlement of contingencies ..................     (13,285)        61,579
Purchase of customer list ........................     (77,254)       (93,252)
Increase in deferred software costs ..............    (503,213)      (282,309)
                                                     ---------      ---------
Net cash (used in)/provided by investing
     activities ..................................    (892,328)        62,760
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt ......................    (808,479)      (419,906)
Receipt of amounts due from related parties, net .      14,335          3,058
Proceeds from issuance of long-term debt .........     227,255           -
Repayments of capital leases .....................     (99,063)       (84,548)
                                                     ---------      ---------
Net cash used in financing activities ............    (665,952)      (501,396)
                                                     ---------      ---------
Net decrease in cash and cash equivalents ........    (322,302)       (25,019)
Cash and cash equivalents at the beginning of the
    respective periods ...........................   1,406,016        686,286
                                                     ---------      ---------
Cash and cash equivalents at the end of the
    respective periods ........................... $ 1,083,714    $   661,267
                                                     =========      =========


                  See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                                   Six Months Ended April 30,
                                                 -----------------------------
                                                       1996           1995
                                                   -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest ..................................... $   216,572    $   104,364
                                                     =========      =========
    Income taxes ................................. $     1,356    $   199,281
                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING ACTIVITY:

    New capitalized leases for data
       processing equipment  ..................... $   135,202    $   204,221
                                                     =========      =========

During the six month periods ended April 30, 1996 and 1995, $23,406 and $34,417 (each net of tax benefits), respectively, were accreted through a charge to re-tined earnings in connection with a stock option.



































                  See Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     SIX MONTHS ENDED APRIL 30, 1996
                                                                                     Deferred
                                                                                     Costs in
                                                                                    Connection
                                                                                      with a
                                                                                    Financing/
                               Common      Par     Stock     Paid-in     Retained   Consulting
                               Shares     Value   Issuable   Capital     Earnings    Agreement     Total
                             ---------  --------  --------  ----------  ----------  ----------  -----------
Balances,
    October 31, 1995 ....... 3,627,499  $ 36,275  $153,000  $8,752,637  $2,076,615  $ (70,262)  $10,948,265

Exercises of
    stock option ...........    40,000       400               157,494                              157,894

Issuance of stock in
    connection with the
    purchase of Tru-Check ..    23,906       239  (153,000)    152,761                                 -

Amortization of deferred
    costs in connection
    with a financing and
    consulting agreement ...                                                           17,565        17,565

Accretion in connection
    with a stock option
    obligation, net ........                                               (23,406)                 (23,406)

Net income .................                                               156,411                  156,411
                             ---------   -------   -------   ---------   ---------   --------    ----------
Balances,
    April 30, 1996 ......... 3,691,405  $ 36,914  $   -     $9,062,892  $2,209,620  $ (52,697)  $11,256,729
                             =========   =======   =======   =========   =========   ========    ==========





















                              See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   Basis of Presentation

     The Consolidated Balance Sheet as of April 30, 1996, the Consolidated Statements of Income for the three and six month periods ended April 30, 1996 and 1995, and the Consolidated Statement of Cash Flows for the six month periods ended April 30, 1996 and 1995, have been prepared by the Com-pany without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

     The results of operations for the period ended April 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

     Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condens-ed or omitted. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for October 31, 1995.

     The consolidated financial statements include the accounts of Computer Out-sourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.   Long-Term Debt

     The Company is indebted to a bank for three term loans, the proceeds of which were used to fund various acquisitions by the Company. The term loans bear interest at the prime rate plus 1.5%. Two term loans, $450,000 and $670,000, are being repaid with monthly payments of principal and in-terest over three years. The third term loan in the amount of $1,500,000 is being repaid with monthly payments of interest only for one year and payments of principal and interest for three years. As of April 30, 1996, the current balances under the three term loans aggregated $1,929,169.

     Substantially all of the assets of the Company are pledged as collateral for these term loans. No additional amounts are available to the Company under these lending facilities.

     The loan agreements contain certain financial covenants requiring the Com-pany to, among other things, maintain various minimum financial ratios. As of April 30, 1996, the Company was in compliance with these covenants.

     As of April 30, 1996, the Company reached an agreement with "K" Line Amer-ica, Inc. ("KLine"), to amend the terms of an $840,645 note issued in con-nection with the purchase of MCC Corporation. This note is now payable in four equal installments at various times from March 1, 1997 through Febru-ary 1, 1999. Interest is payable quarterly at 7.5% per annum.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     RESULTS of OPERATIONS

     Six Months Ended April 30, 1996
     as Compared to the Six Months Ended April 30, 1995:
     ---------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Income.

                     Percentage of Total Revenues
                      Six Months Ended April 30,

                                               1996      1995
                                             --------  --------

           REVENUES.........................  100.0%    100.0%
                                             --------  --------
           COSTS AND EXPENSES:
              Data processing...............   57.4      47.1
              Selling and promotion.........    9.5      11.9
              Shipping and delivery.........    4.3       7.2
              General and administrative....   25.4      30.3
              Interest expenses, net of
                 interest income............    1.3       0.7
              Provision for income taxes....    0.7       1.5
                                             --------  --------
           NET INCOME.......................    1.5%      1.3%
                                             ========  ========


     Revenues increased 64.2% from $8,721,000 in the six month period ended April 30, 1995 (the "prior period") to $14,317,000 in the six month period ended April 30, 1996 (the "current period"). Increases of $1,282,000 and $4,449,000 were attributable to the timing of the acquisitions of Key-ACA, Inc. ("ACA") and MCC Corporation ("MCC"), respectively. In addition, a de-crease of $451,000 in processing revenues recorded by the Company's Out-sourcing division was partially offset by a $316,000 increase in payroll processing revenues recorded by the Company's Pay USA division.


     Data processing costs increased from $4,105,000 in the prior period to $8,218,000 in the current period, increasing 10.3% as a percentage of sales. Increases of $633,000 and $3,293,000 were attributable to the tim-ing of the acquisitions of ACA and MCC, respectively. MCC's data proces-sing costs were 74% of their divisional revenues for the period, which was the principal reason for the increase in the Company's data processing costs as a percentage of sales. In addition, a $238,000 increase in pay-roll processing costs was recorded by the Pay USA division, and a $52,000 decrease in processing costs was recorded by the Outsourcing division.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     Selling and promotion costs increased from $1,034,000 in the prior period to $1,357,000 in the current period, but decreased 2.4% as a percentage of sales. Increases of $134,000 and $266,000 were attributable to the timing of the acquisitions of ACA and MCC, respectively. Offsetting these were decreases of $34,000 and $44,000 recorded in the Pay USA division and the Outsourcing division, respectively.

     Shipping and delivery costs decreased from $628,000 in the prior period to $615,000 in the current period, decreasing 2.9% as a percentage of sales. An increase of $25,000 was attributable to the timing of the acquisition of MCC. The principal component of the decrease resulted from improvements in pass-through billings of delivery costs.

     General and administrative expenses increased from $2,641,000 in the prior period to $3,636,000 in the current period, but decreased 4.9% as a per-
     cent of sales.   Increases of $445,000 and $380,000 were attributable to
     the timing of the acquisitions of ACA and MCC, respectively. An increase of $307,000 was recorded in the Pay USA division, and a decrease of $138,000 was recorded in the Outsourcing division.

     Interest expense (net of interest income) increased 0.6% as percentage of sales from $63,000 in the prior period to $181,000 in the current period. This was due to interest expense from the higher level of the Company's borrowings to partially fund its acquisitions and a decrease in interest income formerly generated by the excess proceeds from the Company's public offering as these funds were used for acquisitions.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     RESULTS of OPERATIONS

     Quarter Ended April 30, 1996
     as Compared to the Quarter Ended April 30, 1995:
     --------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Income.

                     Percentage of Total Revenues
                       Quarters Ended April 30,

                                               1996      1995
                                             --------  --------

           REVENUES.........................  100.0%    100.0%
                                             --------  --------
           COSTS AND EXPENSES:
              Data processing...............   57.7      44.9
              Selling and promotion.........    9.0      13.2
              Shipping and delivery.........    4.2       6.4
              General and administrative....   25.1      31.8
              Interest expenses, net of
                 interest income............    1.2       0.7
              Provision for income taxes....    0.5       1.6
                                             --------  --------
           NET INCOME.......................    2.3%      1.4%
                                             ========  ========


     Revenues increased 66.8% from $4,322,000 in the quarter ended April 30, 1995 (the "prior quarter") to $7,210,000 in the quarter ended April 30, 1996 (the "current quarter"). Increases of $616,000 and $2,398,000 were attributable to the timing of the acquisitions of ACA and MCC, respective-ly. In addition, a decrease of $318,000 in processing revenues recorded by the Outsourcing division was partially offset by increases of $192,000 in payroll processing revenues from the Pay USA division.

     Data processing costs increased from $1,942,000 in the prior quarter to $4,160,000 in the current quarter, increasing 12.8% as a percentage of sales. Increases of $323,000 and $1,716,000 were attributable to the tim-ing of the acquisitions of ACA and MCC, respectively. MCC's data proces-sing costs were 73% of its revenues for the period, which was the princi-pal reason for the increase in the Company's data processing costs as a percentage of sales. In addition, an increase of $204,000 was recorded by the Pay USA division. These increases were partially offset by a $25,000 decrease in Outsourcing processing costs.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     Selling and promotion costs increased from $569,000 in the prior quarter to $647,000 in current quarter, but decreased 4.2% as a percentage of sales. Increases of $42,000 and $146,000 were attributable to the timing of the acquisitions of ACA and MCC, respectively. Offsetting these were decreases of $33,000 and $77,000 recorded in the Pay USA division and the Outsourcing division, respectively.

     Shipping and delivery costs increased from $275,000 in the prior quarter to $303,000 in the current quarter, decreasing, however, 2.2% as a percentage of sales. An increase of $9,000 was attributable to the timing of the ac-quisition of MCC. The principal reason for the remainder of the increase was a one-time $56,000 credit recorded by the Outsourcing division in the prior quarter. Exclusive of the effect of this prior period credit, there was a $37,000 decrease in overall shipping and delivery costs from the prior quarter to the current quarter.

     General and administrative expenses increased from $1,373,000 in the prior quarter to $1,808,000 in the current quarter, but decreased 6.7% as a per-centage of sales. Increases of $226,000 and $185,000 were attributable to the timing of the acquisitions of ACA and MCC, respectively. Additional in-creases of $194,000 were recorded by the Pay USA division, offset by reduc-tions of $171,000 in the Outsourcing division.

     Interest expense (net of interest income) increased 0.5% as percentage of sales, from $30,000 in the prior quarter to $87,000 in the current quarter. This was due to interest expense from the higher level of the Company's borrowings to partially fund its acquisitions and a decrease in interest income formerly generated by the excess proceeds from the Company's public offering as these funds were used for acquisitions.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     LIQUIDITY and CAPITAL RESOURCES

     The Company is indebted to a bank for three term loans, the proceeds of which were used to fund various acquisitions by the Company. The term loans bear interest at the prime rate plus 1.5%. Two term loans, $450,000 and $670,000, are being repaid with monthly payments of principal and in-terest over three years. The third term loan in the amount of $1,500,000 is being repaid with monthly payments of interest only for one year and payments of principal and interest for three years. As of April 30, 1996, the current balances under the three term loans aggregated $1,929,169.

     Substantially all of the assets of the Company are pledged as collateral for these term loans. No additional amounts are available to the Company under these lending facilities.

     The loan agreements contain certain financial covenants requiring the Com-pany to, among other things, maintain various minimum financial ratios. As of April 30, 1996, the Company was in compliance with these covenants.

     As of April 30, 1996, the Company reached an agreement with "K" Line Amer-ica, Inc. ("KLine"), to amend the terms of an $840,645 note issued in con-nection with the purchase of MCC Corporation. This note is now payable in four equal installments at various times from March 1, 1997 through Febru-ary 1, 1999. Interest is payable quarterly at 7.5% per annum.

     Management believes that its cash flow from operations will be sufficient to fund the Company's operations for the current year. It is management's intention to focus on consolidation and integration of the acquisitions made to date. Any significant additional acquisitions may require funding in excess of the level of current and projected operating cash flows, and may require additional debt and/or equity funding.

     As of April 30, 1996, the Company had working capital of $1,060,000, its current ratio (i.e., the ratio of current assets to current liabilities) was 1.21 to 1, and its liabilities to equity ratio was 0.74 to 1.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


     ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit filed herewith:

          10.18 Letter agreement between the Company and "K" Line America, Inc., amending the terms of a Note dated June 8, 1995.

     (b)  Reports on Form 8-K:

          None

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.




June 12, 1996                        Zach Lonstein
                                     Principal Executive Officer



June 12, 1996                        Roger Kaufman
                                     Principal Financial Officer