Form 10QSB/A
period 1996-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1996-07-08
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-QSB/A



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

                            PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 16, 1996 at which the following actions were taken:

(1) Eight directors of the Company were elected for terms of one year, or until their respective successors are duly elected and qualified. The following table lists the name of each candidate for director, and the number of shares voted for or withheld from each candidate:

                                  Shares Voted          Shares
        Nominee                   For Election         Withheld
        -----------------         ------------       ------------

        Zach Lonstein               3,382,614           13,600

        Jeffrey Millman             3,382,614           13,600

        Anton P. Donde              3,382,464           13,750

        Robert B. Wallach           3,382,614           13,600

        Eugene Monosson             3,382,864           13,350

        James D. Gerson             3,382,864           13,350

        Richard A. Krantz           3,382,614           13,600

        John C. Platt               3,382,614           13,600



(2) The Company's 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan") was amended to (a) permit automatic grants of options to purchase 1,250 shares of the Company's Common Stock to each outside director as compensation for each Board meeting attended, and (b) to set at two the minimum number of outside Directors needed to constitute the Committee to administer the Plan. There were 3,290,104 shares voted in favor of the amendment, 100,760 shares voted against the amendment, and 5,350 abstentions and broker nonvotes.

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.




July 8, 1996                         Zach Lonstein
                                     Principal Executive Officer