Form 10QSB
period 1996-07-31
COMPUTER OUTSOURCING SERVICES INC
filed 1996-09-13
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1996
                         Commission file number: 0-20824



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


There were 3,734,850 shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 11, 1996.


Transitional Small Business Disclosure Form (check one);
                             Yes [  ]        No [X].

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements


              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     July 31,     October 31,
                                                       1996          1995
                                                   ------------   -----------
                                                    (Unaudited)

                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .................... $ 1,061,138    $ 1,406,016
    Accounts receivable, net of allowance
       for doubtful accounts of $240,684 and
       $265,415, respectively ....................   3,571,658      3,799,940
    Refundable income taxes ......................     128,884        414,558
    Prepaid expenses .............................     774,170        603,580
    Other current assets .........................      56,226        138,610
                                                     ---------      ---------
                                                     5,592,076      6,362,704
                                                     ---------      ---------
PROPERTY and EQUIPMENT, net ......................   3,284,075      3,450,771
                                                     ---------      ---------
OTHER ASSETS:
   Deferred software costs, net ..................   1,676,879      1,083,051
   Intangible assets, net ........................   7,794,464      8,160,949
   Due from related parties, net .................     112,823        155,740
   Cash surrender value of life insurance,
      net of loans of $100,388 ...................     131,682        131,682
   Security deposits and other non-current assets.     539,260        579,547
                                                    ----------     ----------
                                                    10,255,108     10,110,969
                                                    ----------     ----------

TOTAL ASSETS ..................................... $19,131,259    $19,924,444
                                                    ==========     ==========

















                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                                                    July 31,      October 31,
                                                      1996           1995
                                                  ------------    -----------
                                                   (Unaudited)

          LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ............................. $ 1,563,211    $ 1,365,480
    Notes payable and current portion
       of long-term debt .........................   1,134,893      1,709,571
    Current portion of capitalized
       lease obligations .........................     206,558        158,729
    Accrued expenses .............................   1,416,304      1,843,881
    Income taxes payable .........................      63,753           -
    Customer deposits and
       other current liabilities .................     108,349        123,571
                                                     ---------      ---------
                                                     4,493,068      5,201,232
                                                     ---------      ---------
LONG-TERM LIABILITIES:
    Long-term debt ...............................   1,887,984      2,352,175
    Capitalized lease obligations ................     312,437        376,293
    Deferred income taxes ........................     804,344        645,540
    Stock option obligation ......................     117,748        400,939
                                                     ---------      ---------
                                                     3,122,513      3,774,947
                                                     ---------      ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value;
       1,000,000 shares authorized, none issued ..        -              -
    Common stock, $0.01 par value; 7,000,000
       shares authorized; shares issued and
       outstanding: 3,734,850 and 3,627,499,
       respectively ..............................      37,348         36,275
    Common stock issuable ........................        -           153,000
    Additional paid-in capital ...................   9,233,952      8,752,637
    Retained earnings ............................   2,288,291      2,076,615
    Deferred costs arising from a financing
       and consulting agreement ..................     (43,913)       (70,262)
                                                    ----------     ----------
                                                    11,515,678     10,948,265
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $19,131,259    $19,924,444
                                                    ==========     ==========









                 See Notes to Consolidated Financial Statements

                             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                   Nine Months Ended July 31,      Three Months Ended July 31,
                                                 ------------------------------   ------------------------------
                                                      1996           1995               1996          1995
                                                   -----------    -----------       -----------    -----------

REVENUES ......................................... $21,576,396    $15,334,972       $ 7,259,305    $ 6,614,216
                                                    ----------     ----------        ----------     ----------
COSTS and EXPENSES:
     Data processing costs .......................  13,332,731      8,856,006         4,499,663      4,122,331
     Selling and promotion costs .................   1,887,842      1,740,724           531,248        706,524
     General and administrative expenses .........   5,616,831      4,300,819         1,981,043      1,659,364
     Interest expense, net of interest income  ...     257,207        137,879            75,962         74,452
                                                    ----------     ----------        ----------     ----------
                                                    21,094,611     15,035,428         7,087,916      6,562,671
                                                    ----------     ----------        ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES .........     481,785        299,544           171,389         51,545

PROVISION FOR INCOME TAXES .......................     235,000        179,271            81,015         50,109
                                                    ----------     ----------        ----------     ----------

NET INCOME ....................................... $   246,785    $   120,273       $    90,374    $     1,436
                                                    ==========     ==========        ==========     ==========


INCOME PER COMMON SHARE AND SHARE EQUIVALENTS .... $      0.06    $      0.02       $      0.02    $      -
                                                    ==========     ==========        ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
SHARE EQUIVALENTS OUTSTANDING ....................   3,799,739      3,609,703         3,869,360      3,677,673
                                                    ==========     ==========        ==========     ==========





















                                See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                   Nine Months Ended July 31,
                                                 -----------------------------
                                                       1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................... $   246,785    $   120,273
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization ................   1,452,940      1,149,567
    Amortization of excess of fair value of net
       assets acquired over cost .................        -           (15,749)
    Deferred income taxes ........................     158,804         72,455
    Decrease/(increase) in:
       Cash surrender value of life insurance ....        -            (6,864)
       Accounts receivable .......................     228,282         97,419
       Refundable taxes ..........................     285,674           -
       Prepaid expenses ..........................    (170,590)      (146,236)
       Other current assets ......................      82,384       (230,524)
       Security deposits and other noncurrent
          assets .................................       8,677       (116,121)
    Increase/(decrease) in:
       Accounts payable ..........................     197,731         28,800
       Accrued expenses ..........................    (427,577)        82,747
       Income taxes payable ......................      74,841           -
       Customer deposits and other current
          liabilities ............................     (15,222)       (41,625)
                                                     ---------      ---------
Net cash provided by operating activities ........   2,122,729        994,142
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...............    (465,047)      (311,438)
Disposal of equipment ............................      60,992           -
Redemption of marketable securities ..............        -         1,098,269
Payment for purchase of ACA, net of cash acquired.        -          (716,091)
Payment for purchase of MCC, net of cash acquired.        -          (334,078)
Decrease in goodwill upon
    settlement of contingencies ..................       6,566         61,579
Contingent payments relating to the purchase
    of ESM, Inc. .................................    (118,173)      (131,447)
Increase in deferred software costs ..............    (804,764)      (455,150)
                                                     ---------      ---------
Net cash used in investing activities ............  (1,320,426)      (788,356)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt ......................  (1,307,042)      (793,009)
Repayments/borrowings by related parties, net.....      42,917        (10,376)
Proceeds from issuance of long-term debt .........     268,173      1,500,000
Repayments of capital leases .....................    (151,229)       (95,737)
                                                     ---------      ---------
Net cash (used in)/provided by
    financing activities .........................  (1,147,181)       600,878
                                                     ---------      ---------
Net (decrease)/increase in cash and cash equivalents  (344,878)       806,664
Cash and cash equivalents at the beginning
    of the period ................................   1,406,016        686,286
                                                     ---------      ---------
Cash and cash equivalents at the end
    of the period ................................ $ 1,061,138    $ 1,492,950
                                                     =========      =========
                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                   Nine Months Ended July 31,
                                                 -----------------------------
                                                       1996           1995
                                                   -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ...................................... $   293,549    $   177,034
                                                     =========      =========
   Income taxes .................................. $    49,747    $   272,236
                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITY:

   New capitalized leases for data
       processing equipment  ..................... $   135,202    $     -
                                                     =========      =========

   Acquisition of Key-ACA, Inc.:
      Fair value of assets acquired ..............                $ 1,729,524
      Liabilities assumed ........................                   (491,994)
      Stock issued ...............................                   (462,529)
                                                                    ---------
      Cash paid ..................................                $   775,001
                                                                    =========
   Acquisition of MCC Corporation:
     Fair value of assets acquired ...............                $ 3,115,567
     Liabilities assumed .........................                 (1,713,396)
     Note issued .................................                   (840,645)
                                                                    ---------
     Cash paid ...................................                $   561,526
                                                                    =========

During the nine months ended July 31, 1996 and 1995, $35,109 and $51,625
(each net of tax benefits), respectively, were accreted through a charge to re-tined earnings in connection with a stock option.



















                 See Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     NINE MONTHS ENDED JULY 31, 1996
                                               (Unaudited)
                                                                                     Deferred
                                                                                     Costs in
                                                                                    Connection
                                                                                      with a
                                                                                    Financing/
                               Common      Par     Stock     Paid-in     Retained   Consulting
                               Shares     Value   Issuable   Capital     Earnings    Agreement     Total
                             ---------  --------  --------  ----------  ----------  ----------  -----------
Balances,
    October 31, 1995 ....... 3,627,499  $ 36,275  $153,000  $8,752,637  $2,076,615  $ (70,262)  $10,948,265

Exercises of
    stock option ...........    83,445       834               328,554                              329,388

Issuance of stock in
    connection with the
    purchase of Tru-Check
    Computer Systems, Inc...    23,906       239  (153,000)    152,761                                  -

Amortization of deferred
    costs in connection
    with a financing and
    consulting agreement ...                                                           26,349        26,349

Accretion in connection
    with a stock option
    obligation, net ........                                               (35,109)                 (35,109)

Net income .................                                               246,785                  246,785
                             ---------   -------   -------   ---------   ---------   --------    ----------
Balances,
    July 31, 1996 .........  3,734,850  $ 37,348  $   -     $9,233,952  $2,288,291  $ (43,913)  $11,515,678
                             =========   =======   =======   =========   =========   ========    ==========




















                              See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

     The Consolidated Balance Sheet as of July 31, 1996, the Consolidated State-ments of Income for the nine and three month periods ended July 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine month periods ended July 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

     The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the full fiscal year. Certain reclassifications have been made to the prior period to conform to the current presentation.

     Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been con-densed or omitted. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for October 31, 1995.

     The consolidated financial statements include the accounts of Computer Out-sourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.   Debt

     The Company is indebted to a bank for three term loans, the proceeds of which were used to fund various acquisitions by the Company. The loans bear interest at the prime rate plus 1.5%. Two term loans, initially $450,000 and $670,000, are being repaid with monthly payments of principal and interest over three years. The third term loan in the original amount of $1,500,000, incurred monthly payments of interest only for one year, and is being repaid with payments of principal and interest for three years be-ginning June 1996. As of July 31, 1996, the balances of these loans aggre-gated $1,773,336. Substantially all of the assets of the Company are pledged as collateral for these loans.

     The loan agreements contain certain financial covenants requiring the Com-pany to, among other things, maintain certain financial ratios. As of July 31, 1996, the Company was in compliance with these covenants.

     As of April 30, 1996, the Company reached an agreement with "K" Line Amer-ica, Inc. to amend the terms of the original $840,645 note issued in con-nection with the purchase of MCC Corporation. The note is now payable in four equal installments at various times from March 1997 through February 1999. Interest is payable quarterly at 7.5% per annum.

     Debt also includes miscellaneous loans for equipment purchases and acquisi-tion-related indebtedness aggregating $408,896 at July 31, 1996.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     RESULTS of OPERATIONS

     Nine Months Ended July 31, 1996
     as Compared to the Nine Months Ended July 31, 1995:
     ---------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Income.

                     Percentage of Total Revenues
                      Nine Months Ended July 31,

                                              1996      1995
                                            --------  --------

           REVENUES.........................  100.0%    100.0%
                                            --------  --------
           COSTS AND EXPENSES:
              Data processing...............   61.8      57.8
              Selling and promotion.........    8.7      11.4
              General and administrative....   26.0      28.0
              Interest expense, net of
                 interest income............    1.2       0.9
              Provision for income taxes....    1.1       1.2
                                            --------  --------
           NET INCOME.......................    1.1%      0.8%
                                            ========  ========

     Revenues increased $6,241,000 to $21,576,000, an increase of 40.7% for the current nine month period. The Company's Outsourcing division recorded a revenue increase of $4,658,000. A revenue increase by MCC Corporation ("MCC") of $5,294,000, due to the inclusion of MCC's results for the full current nine month period, more than offset a decrease in processing rev-enues in the rest of the Outsourcing division. MCC was acquired by the Company effective June 1, 1995. The PayUSA division recorded a revenue in-crease of $1,584,000. Revenues in the Company's Key-ACA, Inc. subsidiary ("ACA"), acquired as of May 1, 1995, accounted for $1,235,000 of this in-crease.

     Data processing costs increased $4,477,000 to $13,333,000, (61.8% of rev-enues) compared to $8,856,000 (57.8% of revenues) during the prior nine month period. MCC's data processing costs increased $3,886,000. MCC's data processing costs were 73.4% of their revenues for the period, which was the principal reason for the Company's increase in data processing costs as a percentage of revenues. ACA's payroll processing costs in-creased $563,000 compared to the prior period as a result of the timing of its acquisition. In addition, a $96,000 increase in payroll processing costs was recorded by the rest of the PayUSA division, offsetting a com-parable decrease in processing costs recorded by the Outsourcing division other than MCC.

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     Selling and promotion costs increased $147,000 to $1,888,000, but decreased 2.7% as a percentage of revenues. Increases of $130,000 and $332,000 were attributable to the acquisitions of ACA and MCC, respectively. Offsetting these were decreases of $102,000 and $213,000 in the PayUSA division and Outsourcing division, respectively. These decreases resulted from consoli-dation of the selling efforts in the PayUSA division.

     General and administrative expenses increased $1,316,000 to $5,617,000 in the current period but decreased 2.0% as a percentage of sales. Increases of $425,000 and $515,000 were attributable to the timing of the acquisi-tions of ACA and MCC, respectively. The remainder of the increase resulted from the additional costs of managing the Company's increased size and com-plexity.

     Net interest expense increased $119,000 to $257,000 in the current period. This was due to a higher level of borrowings to partially fund its acqui-sitions and a decrease in interest income previously generated by excess proceeds from the Company's public offering.

     As a result of the aforementioned, the Company recorded a profit of $247,000 ($.06 per share) during the nine months ended July 31, 1996 com-pared to a profit of $120,000 ($.02 per share) during the corresponding previous nine month period.



     RESULTS of OPERATIONS

     Quarter Ended July 31, 1996
     as Compared to the Quarter Ended July 31, 1995:
     -----------------------------------------------

     The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Income.

                     Percentage of Total Revenues
                        Quarters Ended July 31,

                                              1996      1995
                                            --------  --------

           REVENUES.........................  100.0%    100.0%
                                            --------  --------
           COSTS AND EXPENSES:
              Data processing...............   62.0      62.3
              Selling and promotion.........    7.3      10.7
              General and administrative....   27.3      25.1
              Interest expense, net of
                 interest income............    1.0       1.1
              Provision for income taxes....    1.1       0.8
                                            --------  --------
           NET INCOME.......................    1.3%      0.0%
                                            ========  ========

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     Revenues increased $645,000 to $7,259,000, an increase of 9.8% during the current quarter. The increase was primarily attributable to the timing of the acquisition of MCC.

     Data processing costs increased $377,000 to $4,500,000 (62.0% of revenues) compared to $4,122,000 (62.3% of revenues) during the prior quarter. This increase was primarily attributable to the timing of the acquisition of MCC.

     Selling and promotion costs decreased $175,000 to $531,000, decreasing 3.4% as a percentage of revenues, resulting from consolidation of the selling efforts in the Pay USA division.

     General and administrative expenses increased $322,000 to $1,981,000 in the current quarter, increasing 2.2% as a percentage of sales. An increase of $135,000 was attributable to the timing of the acquisition of MCC. The re-mainder of the increase resulted from the additional costs of managing the Company's increased size and complexity.

     Provision for income taxes in the prior year's quarter included approxi-mately $33,000 of adjustments relating to the differences between the tax and book treatment of certain assets purchased in the acquisitions of ACA and MCC.

     As a result of the aforementioned, the Company recorded a profit of $90,000 ($.02 per share) during the quarter ended July 31, 1996 compared to a profit of $1,000 ($.00 per share) during the corresponding prior year's quarter.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to invest in its businesses through the development of new products and the enhancement of existing products. During the nine months ended July 31, 1996, the Company provided $2,123,000 from operations principally by generating $1,859,000 in net income before deductions for depreciation, amortization, and deferred taxes. It invested $465,000 for the purchase of equipment and spent $805,000 for product enhancements. In the aggregate, the Company's investment activities used $1,320,000. In its financing activities, the Company used $1,147,000 principally to repay debt of $1,093,000, net of issuances, and capital leases of $151,000. As a re-sult of these factors, the Company's cash and cash equivalents decreased by $345,000.

     As of July 31, 1996, the Company had cash and cash equivalents of $1,061,000 and working capital of $1,099,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 1.24 to 1, and its lia-bilities to equity ratio was 0.66 to 1.

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     The Company is indebted to a bank for three term loans, the proceeds of which were used to fund various acquisitions by the Company. The loans bear interest at the prime rate plus 1.5%. Two term loans, initially $450,000 and $670,000, are being repaid with monthly payments of principal and interest over three years. The third term loan in the original amount of $1,500,000, incurred monthly payments of interest only for one year, and is being repaid with payments of principal and interest for three years be-ginning June 1996. As of July 31, 1996, the balances of these loans aggre-gated $1,773,336. Substantially all of the assets of the Company are pledged as collateral for these loans.

     The loan agreements contain certain financial covenants requiring the Com-pany to, among other things, maintain certain financial ratios. As of July 31, 1996, the Company was in compliance with these covenants.

     In August 1996, the bank advised the Company that it had approved the Com-pany's request for an additional Three Year Revolving Credit Facility and an amendment to the existing loan agreements. The terms of the new facil-ity would enable the Company to increase its borrowings up to an additional $1,257,000. The Company is presently studying the commitment and there can be no assurance that this transaction will be consummated.

     As of April 30, 1996, the Company reached an agreement with "K" Line Amer-ica, Inc. to amend the terms of the original $840,645 note issued in con-nection with the purchase of MCC Corporation. This note is now payable in four equal installments at various times from March 1997 through February 1999. Interest is payable quarterly at 7.5% per annum.

     Management believes that its cash flow from operations will be sufficient to fund the Company's operations for at least the next year. It is manage-ment's intention to focus on consolidation and integration of the acquisi-tions made to date. Any significant acquisitions may require funding in excess of the current and projected operating cash flows, and may require additional debt and/or equity funding.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


     ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          None

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                     /s/
September 12, 1996                   Zach Lonstein
                                     Principal Executive Officer


                                     /s/
September 12, 1996                   Roger Kaufman
                                     Principal Financial Officer