Form 10QSB/A
period 1996-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1996-10-29
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 FORM 10-QSB/A-2



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

     (a)  Exhibit filed herewith:

          10.18 Letter agreement between the Company and "K" Line America, Inc., amending the terms of a Note dated June 8, 1995 [in-corporated by reference to Exhibit 10.18 filed with the first Amendment to Form 10-QSB for April 30, 1996.]

          27       Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                            /s/
October 29, 1996                     Zach Lonstein
                                     Principal Executive Officer