Form 10KSB
period 1996-10-31
COMPUTER OUTSOURCING SERVICES INC
filed 1997-01-29
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 1996

                        Commission file number: 0-20824

                      COMPUTER OUTSOURCING SERVICES, INC.
             (Exact name of registrant as specified in its Charter)

                    New York                      13-3252333
            (State of Incorporation)      (IRS Employer I.D. number)

              360 West 31st Street, New York, New York       10001
              (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (212) 564-3730

   Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $0.01 Par Value per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:  [X] Yes     [   ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

For the fiscal year ended October 31, 1996, registrant's consolidated revenues were $29,051,368.

On January 15, 1997, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $6,094,130.

On January 15, 1997, 3,744,850 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The registrant's Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders to be held in April 1997, has been incorporated by reference herein as Items 9 through 12 of Part III.

A schedule of Exhibits filed herewith or incorporated by reference appears in
Item 13 beginning on page 17.

Transitional Small Business Disclosure Format:  [   ] Yes     [X] No

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

Computer Outsourcing Services, Inc. (together with its subsidiaries, the "Company"), organized as a New York corporation in October 1984, provides information technology solutions which include comprehensive payroll processing and tax filing services and information processing services to many industries, including publishing, transportation, financial services and apparel throughout the United States. The Company has grown through the acquisition of a number of strategically-located payroll and information processing companies.

In the area of payroll processing, the Company acquired NEDS, Inc. (formerly New England Data Services, Inc.) ("NEDS"), which specializes primarily in the New England region, effective June 1, 1993. Daton Pay USA, Inc. (formerly known as Daton Data Processing, Inc.) ("Daton"), which specializes in providing payroll processing and tax filing services to clients in southern California, was acquired effective June 1, 1994. The Company acquired the payroll process-ing assets and customer list of Delta Management Services, Inc. effective
August 1, 1994, and created Pay USA of New Jersey, Inc. ("Delta") to service these payroll customers. Also, the Company acquired Key-ACA Inc. ("ACA"), which provides payroll, general ledger, and other processing services to clients in New England, effective May 1, 1995. During the current fiscal year, the Company acquired the customer list of Pro Data, which will be serviced by Daton.

In the area of general data and information processing, effective January 1, 1994, the Company acquired Tru-Check Computer Systems, Inc. ("TruCheck"), which provides database marketing services to consumer products companies. TruCheck is now an unincorporated division of the Company's Information Processing Division. In addition, effective June 1, 1995, the Company acquired MCC Corporation ("MCC"), which provides information processing services to companies primarily in the financial services and transportation industries.

During the fiscal year ended October 31, 1996, the Company concentrated on the integration of the various acquisitions into two operating divisions. MCC, Tru-Check, and the original information processing operations of the Company were combined into the Information Processing Division. Similarly, NEDS, Daton, Delta, ACA, and the original payroll processing services provided by the Com-pany's New York location were consolidated into the Pay USA Division.

THE COMPUTER OUTSOURCING INDUSTRY

The outsourcing of computer services, whereby a client company obtains all or part of its information processing requirements (including systems design, soft-ware and hardware, communications, training, maintenance, and support) from an information technology provider such as the Company, continues to be a growing trend. The Company believes that it is generally 10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

Outsourcing provides clients with the following benefits:
     The refocus of personnel, financial and technological resources on core business and client related activities,
     Access to highly skilled personnel and technology resources, Access to resources that support reengineering strategies, Access to experienced resources to perform selected information processing functions,
     Reduction of operating costs, and,
     Reduction of future investment risks.

BUSINESS STRATEGY

The Company has consolidated its outsourcing services into two major service segments, Information Processing and Payroll Processing and Tax Filing, which allows it to more effectively service unique client requirements in several industry markets.

The Company's objective is to provide a comprehensive computer outsourcing al-ternative to meet all or part of its clients' information technology require-ments. The Company's strategy includes the following key elements:

     OUTSOURCING SERVICES: The Company provides automated payroll processing services, which it believes to be an area with a high potential for future growth. The Company aggressively pursues marketing and sales efforts to reach potential payroll processing clients. The Company currently has ap-proximately 2,900 payroll clients. In the area of general computer out-sourcing, the Company develops and acquires industry-specific outsourcing applications and services, so that the Company's in-depth knowledge of a particular industry can then be applied to servicing multiple clients in that field. The Company currently provides outsourcing services to approx-imately 1,100 clients in such diverse fields as financial services, trans-portation, book publishing, home health care, apparel importing and manu-facturing, and consumer product manufacturing.
     CUSTOMER SERVICE AND SUPPORT: The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to customer needs, support which the Company believes generally exceed industry stan-dards. Because of its attention to customer service, the Company's client relationships have tended to be long-term with very low turnover, generat-ing recurring and predictable revenues. The Company and its predecessors have serviced its oldest client for more than 23 years and its largest book publishing client for more than 21 years.
     SYSTEM FLEXIBILITY: The Company attempts to maximize utilization of its products and services by offering a wide range of services to each client. The Company's products are designed to work either on a stand-alone modular basis or as fully integrated systems. Clients can easily expand the range of services provided by the Company by adding modules as the client's needs and capacity to use them expand, thereby making an orderly transition from partial to full reliance on the Company's services. In addition, clients can increase or decrease the volume of services provided by adjusting the number of "on-line" terminals installed in their offices.

BUSINESS SEGMENTS

The Company's business, conducted under various trade names, was consolidated during the year ended October 31, 1996 in the following segments:

     Market or Industry:                      Percentage of Revenues:
     -------------------                      -----------------------
     Information Processing Services ...............    63%
     Payroll Processing and Tax Filing Services ....    28%
     Other Services ................................     9%

The Company has approximately 4,000 active clients. None of the Company's clients accounted for more than 10% of total revenues for the fiscal years ended October 31, 1996 and 1995. For the year ended October 31, 1996, the Company's top ten clients aggregated approximately 33% of the Company's total revenues.

Information Processing Services
-------------------------------

The Company's Information Systems Processing Service allows clients to effec-tively process and manage core business applications such as general ledger, accounts payable and receivable, order processing and inventory. The Company provides skilled personnel, secure processing environments, high service levels and state of the art and emerging technologies to meet client information pro-cessing requirements. Clients utilize the Company's information systems in order to focus on their core business and client related activities while sig-nificantly reducing their operating costs.

Industry Specific Services
--------------------------

The Company has developed industry specific experience in markets which include publishing, financial services, apparel, consumer products and home health care. Its clients in these markets rely on the Company to combine its in-depth indus-try knowledge with information technology solutions which uniquely meet their business objectives and information processing requirements.

     Publishing Services:

     The Company is a leading provider of information processing services to clients in the book publishing industry through the trade name PCS Data Processing, which has specialized in servicing this industry for over 30 years. The Company currently services 30 large and small publishers, ranging from a one terminal user to large users with more than 100 terminals dedicated to the system. The Company functions as the computer department for the publishing client, offering a full range of functions, such as on-line order entry, order processing, inventory, accounts receiv-able and payable, sales history and analysis, general ledger, and royalty computation and record keeping. Services include the preparation of daily, weekly, and monthly reports pertaining to the particular applications desired by the client. Although some clients use only royalty processing, most subscribe to the full on-line publishing system offered by the Company.

     Currently, the Company manages virtually all the data processing require-
     ments of one client with annual revenues of over $250 million.   During the
     fiscal year ended October 31, 1996, the Company was awarded a contract to consolidate the data processing subsidiaries of a large European publishing holding company.

     Utilization of the Company's publishing system will allow this publishing company to close a large in-house data processing operation employing over 85 data processing personnel.

     Each of the Company's five largest book publishing clients, representing in the aggregate approximately 76% of the Company's total book publishing revenues and 10% of the Company's total revenues, has contracts with the Company which expire between 1997 and 2001. These contracts are automat-ically renewed for varying terms unless prior written notice is given. These contracts specify the rates for the Company's services, which rates vary according to factors such as the volume and types of services used by each customer. An agreement has been reached with the publishing divi-sion's largest client to provide expanded services. The agreement expires May 31, 2001. The client has an option to cancel after May 31, 1999 by paying a cash penalty.

     Financial Services:

     The Company's Financial Services include customized management consulting, information processing services and administrative personnel support to corporate trust, stock transfer, corporate reorganization and merger/acqui-sition clients.

     An example of the Company's customized Financial Services is its Corporate Reorganization Service which helps clients streamline the input and pro cessing of information from various sources in order to reduce system and programming costs. Through this service, clients receive output informa-tion in their choice of mediums and formats and real-time, on-line inquiry capabilities during transaction processing. The Company's clients include leading financial services companies.

     Apparel Services:

     The Company has designed a data processing system to serve the needs of soft goods importers and manufacturers, by providing them with accounting, billing, production data, and other information. The Company's systems give apparel companies the flexibility to outsource part or all of their data processing requirements. The Company's largest apparel industry cus-tomer, with sales of over $100 million per year, does not utilize an in-house computer system and relies on the Company for all its data processing requirements.

     The Company begins its relationship with each apparel client by conducting an extensive review of the client's business to determine data processing requirements, and a comprehensive data file is then established. The Com-pany thereafter works closely with the client's personnel to increase their proficiency in the use of the system.

     Certain features of the Company's systems have industry specific applica-tion. The accounts receivable system provides on-line cash application with a heavy emphasis on credit checking and collections. The accounts payable subsystem provides on-line check writing, vendor checking, purchase entry, tracks units of fabric purchases and cutting tickets and provides information for general ledger posting. The order subsystem tracks clients' customers' orders, billing, cut and sold information, piece goods, cutting tickets, bills of materials and other items.

     The Company has also developed an electronic data interchange ("EDI") sub-system. This subsystem allows a vendor to receive orders and floor selling information from a retailer electronically and transmits invoices back to the retailer electronically. This subsystem also enables the vendor to satisfy the requirement of some chain stores to maintain an electronic product catalog accessible to the chain. The Company's EDI subsystem provides reports and on-line inquiry into orders and shipments, along with comprehensive floor selling reports. The EDI subsystem also provides auto-mated Advance Ship Notices and interfaces with a stand-alone scanning sys-
     tem.   The EDI subsystem allows a small apparel manufacturer or importer to conform to the EDI requirements of various large retail chains and to con-tinue as an approved vendor of those chains without having to acquire its own data processing and interchange capability.

     Consumer Products Services:

     The Company provides sales data collection and other information processing services to consumer products companies. The Company develops distribution channel databases for the purpose of establishing information links between its clients and their trading partners. The Company processes sales, pro-motion and rebate information and provides custom management reports de-tailing distribution channel activity.

     Home Health Care Services:

     The Company provides scheduling, claims processing, billing and payroll services to home health care organizations. The Company provides manage-ment reports which details personnel and all service information required by clients.

     Specialty Outsourcing Services:

     The Company provides customized outsourcing solutions to companies in the transportation, banking, publishing, and other industries. In these cases the company provides all of the computer and telecommunications services required by the customer for a specific application or set of applications.

Payroll Processing and Tax Services
-----------------------------------

The Pay USA Division currently provides automated payroll processing services and tax filing services to approximately 2,900 clients of all sizes, engaged in a wide variety of business with employees in all 50 states. The Company's largest payroll customers include a national leasing company and a Fortune 500 consumer products company.

The Company believes that it offers a comprehensive range of payroll and related services that are equivalent to those offered by industry leaders. The Com-pany's payroll services consist primarily of the preparation of employee pay-checks and direct deposit payments, along with the necessary supporting journals and other reports. The Company supplies each client with all quarterly and an-nual Social Security and Federal, state, and local withholding and employer tax reports to be filed by clients, W-2 statements for employees, complete records for each pay period, and quarterly historical earnings records for each employee. The Company also prepares statistical and audit reports, such as pay-roll and job cost distribution reports, welfare and pension fund reports, and a payroll audit report.

The Company provides automated tax collection and filing services on behalf of clients, processing Federal, state, and local payroll withholding and employer taxes, remitting payments to the appropriate tax authorities when due. Direct deposit services are also performed where clients' employees authorize the service.

As escrow agent for its full service tax collection and filing service accounts and direct deposit clients, the Company earns interest on collected but unremit-ted funds. These funds are invested in high quality, low risk interest bearing instruments.

Other Services
--------------

The Company provides a variety of customized data processing services designed to specific client requirements, such as ticket analysis provided for a major international airline in connection with its marketing efforts and frequent flier program. The Company also employs over 94 key-entry operators to provide accurate and timely data entry and analysis services in connection with specific client projects. Data entry and analysis clients include the City of New York, a savings bank, a large insurance company, and a major university.

CUSTOMER SUPPORT AND TRAINING

The Company provides a high degree of initial and continuing customer service and support, at a level which the Company believes generally exceeds industry standards. The Company believes that its focus on customer service and support has been, and will continue to be, a key factor in its high level of customer retention and growth in revenues. As of October 31, 1996, the Company dedicated 117 full-time employees, equal to approximately 29% of its entire staff, to customer support and sales. The Company seeks to develop close, collaborative relationships with each client and to respond quickly to each client's needs.

The Company generally installs its own custom-configured computer terminals, printers, and communication equipment in its clients' offices. These are "on-line" with the Company's systems, linked by leased digital or analog data cir-cuits. The Company assigns a service representative to each customer to super-vise installation and to provide on-site training and continuing support. Upon installation, the Company provides initial training at the clients' business location and comprehensive user manuals. To maintain client proficiency, the Company offers refresher training periodically, according to customer needs.

Support is available at the customer site, or by telephone during business hours for system-related questions and general problem solving. Because many clients' terminals are on-line with the Company's computers, support personnel are able to communicate directly with them to diagnose errors, solve problems from soft-ware and hardware, and make software upgrades at any time. The Company main-tains a quality assurance program which entails periodic testing of the Com-pany's systems and services.

MARKETING AND SALES

The Company currently targets its principal marketing efforts primarily to (1) companies currently using outsourcing or payroll services in the Company's cur-rent market areas of greater New York, northern New Jersey, New England, and southern California, and (2) companies in industries such as financial services, book publishing, apparel, and transportation where the Company already has a significant presence.

The Company uses a direct-sales marketing approach in which its sales represen-tatives solicit client appointments and make sales calls. Initial contact is made by a variety of methods, including mailings, telemarketing, and attendance at industry conventions and trade shows. The Company's sales representatives and marketing support staff analyze clients' requirements and prepare product demonstrations.

The Company's sales and marketing support staff includes 28 persons. Sales persons are generally paid a base salary plus a commission on sales generated. Sales and support staff are trained in the clients' technical requirements, industry operations, and customer relations such that, over the years the Com-pany's customer support staff has developed particular expertise in training and assisting its clients' personnel in utilizing the Company's systems and pro-grams. The Company places special emphasis on fulfilling its clients' require-ments in a highly responsive fashion by utilizing a flexible approach and offer-ing innovative solutions to complex situations and needs.

PRODUCT DEVELOPMENT

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. In each of the past two years the Company has spent between 4% and 5% of its gross revenues on systems development costs. The Company is committed to maintain its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop products characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and, in limited instances, by outside consultants.

COMPETITION

Although the Company is not aware of other companies which provide as wide a range of services and customer support as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computing services companies and divisions of diversified enterprises, as well as the ability of existing and potential clients to install and operate their own computing equipment. The Company knows of no reliable statistic by which it can determine the number of companies which provide computer outsourcing services. Among the best known of the Company's competitors are the outsourcing companies Computer Sciences Corp., Electronic Data Systems Corporation, IBM Corporation, and Perot Systems; as well as Automatic Data Processing, Inc., Ceridian, and Paychex, Inc., for automated payroll services. Aside from such major companies, both the out-sourcing services and payroll services industries are fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.

TECHNOLOGICAL CHANGE

Although the Company is not aware of any pending or prospective technological change that would adversely affect its business, new developments in technology could have a material adverse effect on the development or sale of some or all of the Company's services or could render its services noncompetitive or obsolete. There can be no assurance that the Company will be able to develop or acquire new and improved services or systems which may be required in order for it to remain competitive. The Company believes, however, that technological change does not present a material risk to the Company's business because the Company expects to be able to adapt to and acquire any new technology more easily than its existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients which might otherwise choose to maintain an in-house computer system rather than use the Company's services, thus potentially creating selling opportunities for the Company.

During the year ended October 31, 1996, the Company invested $545,000 in new property and equipment. The Company expects to be able to continue to purchase or lease state-of-the-art computer and communications equipment on acceptable terms.

During the past year, the Company continued the conversion of its payroll processing units into a state-of-the-art processing platform. This platform utilizes a Hewlett Packard computer system and a 4th generation programming language. When the conversion is completed, the Company will gain efficiencies. Currently, the Company operates four different payroll platforms. The conver-sion will create additional marketing opportunities, including new services for its existing client base.

INTELLECTUAL PROPERTY MATTERS

The Company's systems and process are not protected by patents, or any regis-tered copyright, trademark, trade names, or service marks. To protect its proprietary products and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's products and disclosure to third parties, and internal non-disclosure safe-guards, including confidentiality restrictions with certain employees. In spite of the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

The Company believes that because of the rapid pace of technological change in the computer industry, copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of the Company's management and other personnel, and the Company's ability to develop, enhance, market, and acquire new systems and services. The Company's business is not dependent upon any single license or group of licenses.

The Company is experienced in handling confidential and sensitive client infor-mation, and maintains numerous security procedures to help ensure that the con-fidentiality of client data is maintained.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The primary environmental laws applicable to the Company relate to the recycling of paper, with which laws the Company believes it is in compliance.

EMPLOYEES

As of October 31, 1996, the Company had approximately 420 full-time and 50 part-time employees. None of the Company's employees is represented by a labor or-ganization and the Company is not aware of any activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

INSURANCE

The Company maintains insurance coverage that management believes is reasonable, including errors and omissions coverage, business interruption insurance to fund its operations in the event of catastrophic damage to any of its operations centers, and insurance for the loss and reconstruction of its computer systems. The Company also maintains extensive data backup procedures to protect both client and Company data.


ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

The Company maintains its executive offices, the operations of two subsidiaries, and a computer center in New York City, in a facility of approximately 30,500 square feet, under a lease which expires on December 31, 2008. The current annual rent is approximately $660,000, payable monthly plus operating expenses, and is subject to escalation. The Company's obligations under this lease are secured by a letter of credit in the face amount of $150,000.

A subsidiary leases offices and a computer center in Murray Hill, New Jersey, in a facility of approximately 31,800 square feet, under a lease which expires April 30, 1998. The current annual rent is approximately $450,000, payable monthly plus operating expenses. This subsidiary also leases office and ware-house space in Aberdeen, New Jersey under leases which expire in June and August 1997, and which call for combined monthly payments of approximately $12,000.

A subsidiary leases a 10,000 square foot office and payroll processing center in Cranston, Rhode Island under a lease which expires in June 1998. The current monthly rent is approximately $5,200, subject to escalation. The Company leases this property from a trust, the beneficiaries of which are the former owners of the subsidiary.

A subsidiary leases approximately 9,300 square feet of office and payroll processing center in Santa Ana, California, under a lease which expires July 31, 1998. The current monthly rent is approximately $10,000, subject to esca-lations.

A subsidiary leases a 10,000 square foot office and processing center in West-wood, Massachusetts under a lease which expires in the year 2000. The current annual rent is approximately $91,000 and is subject to escalation.

The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time. The Company's equipment is generally covered by standard commercial maintenance agreements.

The Company believes its current facilities are in good condition and will be adequate to accommodate its current volume of business plus increases anticipat-ed over the next two years. Growth beyond that will only require supplemental peripheral equipment.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.


                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol COSI. For the periods reported below, the following table sets forth the high and low bid quotations for the Common Stock as reported by NASDAQ-NMS.

                                                                BID
                                                         ----------------
                                                          High      Low
                                                         ------    ------
For the year ended October 31, 1995:
1st Quarter (November 1, 1994 - January 31, 1995) .....  $5.250    $3.750
2nd Quarter (February 1, 1995 - April 30, 1995) .......   4.500     3.500
3rd Quarter (May 1, 1995 - July 31, 1995) .............   4.000     3.250
4th Quarter (August 1, 1995 - October 31, 1995) .......   5.250     3.250

For the year ended October 31, 1996:
1st Quarter (November 1, 1995 - January 31, 1996) .....   4.750     3.250
2nd Quarter (February 1, 1996 - April 30, 1996) .......   4.500     3.000
3rd Quarter (May 1, 1996 - July 31, 1996) .............   6.375     3.500
4th Quarter (August 1, 1996 - October 31, 1996) .......   4.500     3.125

The closing price of the Company's Common Stock on NASDAQ-NMS on January 15, 1997 was $3.563 per share. The Company has approximately 95 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name".

The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. In addition, certain of the Company's agreements with its lenders restrict its ability to pay dividends. The Company intends to retain earnings to finance growth.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------

RESULTS OF OPERATIONS

Certain reclassifications have been made to the fiscal 1995 and 1994 amounts discussed below to conform with the current year presentation.

Fiscal Year 1996 as Compared to Fiscal Year 1995
------------------------------------------------

The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Operations.
                                                    Percentage of Total Revenues
                                                       Years ended October 31,
                                                    ----------------------------
                                                           1996      1995
                                                          ------    ------
Revenues ............................................     100.0%    100.0%
                                                          ------    ------
Costs and Expenses:
   Data Processing Costs ............................      62.4      62.5
   Selling and Promotion Costs ......................       8.6      11.2
   General and Administrative Expenses ..............      25.7      29.5
   Interest Expense, net ............................       1.2       1.0
   Provision for Income Taxes .......................       1.0      (1.4)
                                                          ------    ------
Net Income/(Loss) ...................................       1.1      (2.8)
                                                          ======    ======
During the fiscal year ended October 31, 1996, the Company focused on the consolidation and integration of the acquisitions made in the previous fiscal years. In fiscal 1995, the Company completed the acquisitions of ACA and MCC in May and June 1995, respectively. These were in addition to the three acquisi-tions completed in fiscal 1994: TruCheck, Daton, and Delta. ACA, Daton and Delta are payroll processing companies which, along with NEDS, comprise the Payroll Division of the Company ("Pay USA"). MCC and TruCheck, along with the original information processing operations of the Company, comprise the Infor-mation Processing Division of the Company.

The Company continued the process of standardizing the Payroll Division into one processing system and consolidating the computer operations of the Information Processing Division. Until the total integration of operations is completed, including payroll system standardization, the Company will continue to ex-perience higher costs due to the cost of the conversion effort and the duplica-tion of facilities and personnel. These costs continued to have a negative im-pact on profitability in fiscal 1996.

For the year ended October 31, 1996, revenues increased $6,900,000 to $29,051,000, an increase of 31.1% over the year ended October 31, 1995. The Company's Information Processing Division recorded a revenue increase of $5,391,000. A revenue increase by MCC of $5,805,000, due to the inclusion of MCC's results for the full fiscal year, more than offset a decrease in the rest of the Information Processing Division. MCC was acquired effective June 1, 1995. The Pay USA Division recorded a revenue increase of $1,509,000. Revenues of ACA, acquired as of May 1, 1995, accounted for $1,194,000 of this increase.

Data processing costs increased $4,287,000 to $18,135,000 (62.4% of revenues) during the current year, compared to $13,848,000 (62.5% of revenues) in the prior year. The Information Processing Division's data processing costs in-creased $3,956,000 to $13,510,000 (67.5% of divisional revenues). MCC's data processing costs were $4,086,000, representing 74.0% of its revenues, and ac-counting for the principal reason for the Company's increase in data processing
costs as a percentage of revenues.   Pay USA's data processing costs increased
$331,000 to $4,625,000 (51.1% of divisional revenues). ACA's payroll processing costs increased $467,000 compared to the prior year as a result of the timing of its acquisition. Payroll processing costs aggregated $4,294,000 (57.0% of re-venues) in the prior year.

Selling and promotion costs increased $10,000 to $2,501,000, but decreased 2.6% as a percentage of revenues. Increases of $320,000 and $128,000 were attrib-utable to the acquisitions of MCC and ACA, respectively. Offsetting these were decreases of $301,000 and $137,000 in the Information Processing Division and Pay USA, respectively. These decreases resulted from the consolidation of the sales and marketing efforts in each of the divisions.

General and administrative expenses increased $926,000 to $7,463,000 in the current year but decreased 3.8% as a percentage of revenues. Increases of $496,000 and $526,000 were attributable to the timing of the acquisitions of MCC and ACA, respectively. During the fourth quarter of fiscal 1995, the Company recorded approximately $371,000 of charges relating principally to customer price concessions and disputed invoices and increased its allowance for bad debts in response to current market conditions. In addition, in fiscal 1995, the Company recorded charges of $43,000 relating to a terminated equipment lease and $50,000 for legal settlement costs. Excluding the above, general and ad-ministrative expenses increased by approximately $368,000, attributable to the additional costs of managing the Company's increased size and complexity.

Net interest expense increased $113,000 to $339,000 in the current year, due to a higher level of borrowings partially offset by a decrease in interest income previously generated by excess proceeds from the Company's public offering. These borrowings and excess proceeds were used in part to fund the Company's acquisitions.

As a result of the aforementioned, the Company recorded a profit of $333,000 ($.08 per share) for the year ended October 31, 1996 compared to a loss of $636,000 ($.19 loss per share) for the year ended October 31, 1995.


Fiscal Year 1995 as Compared to Fiscal Year 1994
------------------------------------------------

In fiscal 1995, the Company began the process of consolidating its operations into two divisions - payroll processing and information processing. The payroll companies are being standardized onto one processing system, and the information processing companies' computer operations are in the process of being consol-idated. Until the total integration of all of the operations is completed, the Company will continue to experience higher costs due to the conversion efforts and the duplication of facilities and personnel. These activities negatively impacted profitability in fiscal 1995.

The following table sets forth, for the periods indicated, the percentage of revenues represented by selected items in the Company's Consolidated Statements of Operations.
                                                    Percentage of Total Revenues
                                                       Years ended October 31,
                                                    ----------------------------
                                                           1995      1994
                                                          ------    ------
Revenues ............................................     100.0%    100.0%
                                                          ------    ------
Costs and Expenses:
   Data Processing Costs ............................      62.5      57.1
   Selling and Promotion Costs ......................      11.2       9.5
   General and Administrative Expenses ..............      29.5      27.6
   Interest Expense, net ............................       1.0       0.2
   Provision for Income Taxes .......................      (1.4)      2.6
                                                          ------    ------
Net Income/(Loss) ...................................      (2.8)      3.0
                                                          ======    ======
Revenues increased 39.6% from $15,872,000 in the fiscal year ended October 31, 1994 to $22,152,000 in the fiscal year ended October 31, 1995. The following amounts were the increases in revenues arising from the timing of acquisitions in the prior and current fiscal years: $117,000 from TruCheck, acquired as of January 1, 1994; $1,800,000 from Daton, acquired as of June 1, 1994; $284,000 from certain payroll operations acquired by Pay USA of NJ, Inc. from Delta Management Systems, Inc. in August 1994; $1,214,000 from ACA, acquired as of
May 1, 1995; and $3,442,000 from MCC, acquired as of June 1, 1995. These in-creases were partially offset by a decrease of $188,000 in payroll processing revenues from NEDS, and decreases of $419,000 from infomercial, apparel, and other outsourcing revenues from the Commercial Online division.

Data processing costs increased from $9,066,000 in fiscal 1994 to $13,848,000 in fiscal 1995, and increased 5.4% as a percentage of revenues. Increases of $673,000, $134,000, $766,000, $11,000, and $2,759,000 were attributable to the timing of the acquisitions of Daton, Delta, ACA, TruCheck, and MCC, respective-ly. An additional $136,000 increase was experienced by NEDS and Commercial On-line from increases in shipping charges and shipping material costs. The principal components of the remaining net increase were made up of increases at Commercial Online, primarily from increased costs for forms and paper and soft-ware writeoffs related, in part, to the continuing decline in the Company's in-fomercial and apparel businesses.

Selling and promotion expenses increased 1.7% as a percentage of revenues, from $1,500,000 in fiscal 1994 to $2,491,000 in fiscal 1995. Increases of $33,000,
$501,000, $165,000, and $225,000 were attributable to the timing of the acquisi-tions of TruCheck, Daton, ACA, and MCC, respectively. The balance of the in-crease of approximately $67,000, was primarily attributable to expanded sales and marketing efforts at NEDS.

General and administrative expenses increased 1.9% as a percentage of sales, from $4,375,000 in fiscal 1994 to $6,536,000 in fiscal 1995. Increases of $885,000 $61,000, $350,000, and $311,000 were attributable to the timing of the acquisitions of Daton, Delta, ACA, and MCC, respectively. A loss of $43,000 was recorded in connection with a termination and return of equipment acquired under a capital lease, and the Company recorded approximately $315,000 of charges relating to customer price concessions and disputed invoices and increased its allowance for bad debts which management determined was required in response to current market conditions. In addition, the Company incurred approximately $56,000 in costs relating to an offering of debentures which was not consum-mated, and $50,000 for estimated legal settlement costs and related liabil-ities. The remaining increase, approximately $153,000, was primarily attrib-utable to increases in accounting staff and higher outside professional fees.

Net interest expense increased 0.8% as a percentage of revenues, from $24,000 in fiscal 1994 to $227,000 in fiscal 1995. This was due to interest expense from the higher level of debt incurred to fund certain acquisitions, partially offset by a decrease in interest income generated in fiscal 1994 by the excess proceeds from the Company's public offering, as those funds were also used for acquisi-tions.

As a result of the aforementioned, the Company recorded a loss of $636,000 ($.19 loss per share) for the year ended October 31, 1995 compared to a profit of $501,000 ($.13 per share) for the year ended October 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1993, the Company completed its initial public offering of 1,150,000 shares of Common Stock, which yielded net proceeds of $4,927,000 to the Company. Prior to the offering, the Company had financed its operations, capital expenditures, and acquisitions through internally generated funds. The number and size of potential acquisitions had been limited. Proceeds from the offering, as well as certain borrowings discussed below, have enabled the Com-pany to achieve significant growth through the acquisition of a number of com-panies in both the payroll processing and information processing markets.

During Fiscal 1996, management focused on the consolidation and integration of the acquisitions made in prior years. The Company continues to invest in its businesses through the development of new products and the enhancement of existing products. During the year ended October 31, 1996, the Company provided $2,903,000 from operations principally by generating $2,470,000 in net income before deductions for depreciation, amortization, and deferred taxes. It invested $545,000 for the purchase of equipment and spent $1,116,000 for product enhancements. In the aggregate, the Company's investing activities used $1,843,000. In its financing activities, the Company used $1,382,000 principal-ly to repay long-term debt. As a result of these factors, the Company's cash and cash equivalents decreased by $322,000.

As of October 31, 1996, the Company had cash and cash equivalents of $1,084,000 and working capital of $862,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 1.18 to 1, and its debt to equity ratio was
0.66 to 1.

The Company is indebted to a bank for three term loans under a Term Loan Agree-ment ("Agreement") in original amounts aggregating $2,620,000, the proceeds of which were used to fund various acquisitions by the Company. The loans bear interest at the prime rate plus 1.5%. The Agreement provides for monthly prin-cipal and interest payments in varying amounts through May 2000. As of October 31, 1996, the outstanding balances of these loans aggregated $1,586,253. Sub-stantially all of the assets of the Company are pledged as collateral for these loans.

The Agreement requires the Company to meet certain financial covenants relating to, among other things, minimum levels of income and cash flow (as defined), and limits on capital expenditures and new leases. During the year ended October 31, 1996, the Company exceeded the permitted level of capital expenditures. On January 3, 1997, the Company received a waiver with respect to this covenant.

As of April 30, 1996, the Company reached an agreement with "K" Line America, Inc. to amend the terms of the original $840,645 note issued in connection with the purchase of MCC Corporation. The note is now payable in four equal install-ments at various times from March 1997 through February 1999. Interest is payable quarterly at 7.5% per annum.

Management believes that its cash flow from operations will be sufficient to fund the Company's operations for at least the coming year. The Company con-tinues to seek acquisition opportunities that fit the Company's long-term
strategy.   Any material acquisitions may require funding in excess of the level of current and projected operating cash flows, and would require additional debt and/or equity funding. Several banks have expressed an interest in assisting the Company should such an opportunity arise, although there can be no assurance that such a transaction will be consummated.


ITEM 7.   FINANCIAL STATEMENTS
------------------------------

The Financial Statements and Notes thereto are set forth beginning at page 20 of this Report.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------

None.

                                PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS
ITEM 10.  EXECUTIVE COMPENSATION
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------

The foregoing four Items of Part III are incorporated by reference to the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be filed no later than February 28, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorpo-rated by reference to the Company's Registration Statement on Form SB-2 (No. 33-53888NY).

Exhibit No.         Description

  3.1               * Restated Certificate of Incorporation

  3.2               * Amended and Restated By-Laws

 10.1 * Option Agreement dated May 10, 1990 between the Company, Zach Lonstein ("Lonstein"), and Stanley Berger ("Berger").

 10.2 * Option Agreement dated June 15, 1990 between the Company and Lonstein and Annex to Option Agreement, and Letter Agreement dated December 11, 1992 amending the Option Agree-ment.

 10.3 * $150,000 Promissory Note dated October 2, 1992 to the order of Robert D. Goldstein.

 10.4 Employment Agreement dated as of January 1, 1995 between the Company and Lonstein, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

 10.5 * Employment Agreement dated November 1, 1992 between the Company and Jeffrey Millman.

 10.6A * Consulting Agreement dated November 1, 1992 between the Company and Berger.

 10.6B Consulting Agreement Amendment dated as of October 31, 1994 between the Company and Berger, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

 10.7               * Lease dated January 14, 1991 between the Company and G-H-G
                    Realty Company.

 10.8 $200,000 Letter of Credit dated September 27, 1993 issued by Israel Discount Bank of New York on behalf of the Company in favor of G-H-G Realty Company and Amendment No. 2 dated March 8, 1995 reducing the Credit Amount to $150,000, incor-porated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

 10.9               Lease dated June 1, 1996 between MCC corporation and "K"
                    Line Realty, Inc.

 10.10 1992 Stock Option and Stock Appreciation Rights Plan, as amended by the stockholders of the Company at the Annual Meeting held on April 27, 1995, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

Exhibit No.         Description

 10.11 Merger Agreement dated May 4, 1993 between the Company, New England Data Services, Inc. and certain of its stockholders, as amended June 22, 1993 - Incorporated by reference to the Company's Current Report on Form 8-K filed on August 26, 1993.

 10.12 Merger Agreement dated December 31, 1993 between the Company, Tru-Check Computer Systems, Inc., and Roger Kaufman - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.

 10.13 Merger Agreement dated May 18, 1994 by and among the Company, Daton Data Processing Services, Inc., Anton P. Donde, and Anton and Detta L. Donde as Trustees - Incor-porated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

 10.14 Asset Purchase Agreement dated April 27, 1995 by and among the Company, Key-ACA Inc., Eugene B. Monosson, and Earl G. Phillips, Jr. - Incorporated by reference to a Current Report on Form 8-K filed by the Company on May 10, 1995.

 10.17 Stock Purchase Agreement dated as of May 31, 1995 by and among the Company and "K" Line America, Inc. ("K-Line") - Incorporated by reference to a Current Report on Form 8-K filed by the Company on June 22, 1995.

 10.18 Escrow Agreement dated June 8, 1995 between the Company, K-Line, Lonstein, and Chemical Bank, incorporated by refer-ence to the Company's Annual Report on Form 10-KSB for Oc-tober 31, 1995.

 10.19 Letter agreement between the Company and K-Line, amending the terms of the Stock Purchase Agreement and associated Note, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for April 30, 1996.

 10.20 Agreement of Sale between Daton Pay USA, Inc. (a subsidiary of the Company) and David R. Feldman dba Pro Data, dated August 19, 1996.

 21                 List of Subsidiaries of the Company

 23                 Consent of Deloitte & Touche, LLP

 27                 Financial Data Schedule - included in EDGAR filing only.



(b)       Reports on Form 8-K

None.

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER OUTSOURCING SERVICES, INC.

January 24, 1997             /s/
                             Zach Lonstein - Chief Executive Officer

January 24, 1997             /s/
                             Roger J. Kaufman - Chief Financial Officer

January 24, 1997             /s/
                             David N. Levine - Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 24, 1997             /s/
                             Zach Lonstein - Chairman of the Board of Directors

January 24, 1997             /s/
                             Jeffrey R. Millman  - Director

January 24, 1997             /s/
                             Robert B. Wallach - Director

January 24, 1997             /s/
                             John C. Platt - Director

January 24, 1997             /s/
                             Richard A. Krantz - Director

January 24, 1997             /s/
                             James D. Gerson - Director

January 24, 1997             /s/
                             Eugene Monosson - Director

January 24, 1997             /s/
                             Anton P. Donde - Director

<AUDIT-REPORT>


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders of Computer Outsourcing Services, Inc.

We have audited the accompanying consolidated balance sheets of Computer Outsourcing Services, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material aspects, the financial position of the companies as of October 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP
New York, New York
January 10, 1997


</AUDIT-REPORT>

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                               October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents, including short-term,
  interest bearing investments of $316,346 and
  $662,514 ........................................... $ 1,083,545  $ 1,406,016

Trade accounts receivable, net of allowance for doubtful
  accounts of $305,874 and $265,415 ..................   3,716,343    3,799,940

Refundable income taxes ..............................      62,988      414,558

Prepaid expenses .....................................     699,005      603,580

Other current assets .................................     125,850      138,610
                                                       -----------  -----------
                                                         5,687,731    6,362,704
                                                       -----------  -----------
PROPERTY and EQUIPMENT, net (Note 3) .................   3,132,847    3,450,771
                                                       -----------  -----------
OTHER ASSETS:
Deferred software costs, net (Note 4) ................   1,912,505    1,083,051

Intangibles, net (Notes 2 and 5) .....................   7,764,535    8,160,949

Due from related parties, net (Note 6) ...............     106,472      155,740

Security deposits and other non-current assets .......     705,307      711,229
                                                       -----------  -----------
                                                        10,488,819   10,110,969
                                                       -----------  -----------
TOTAL ASSETS ......................................... $19,309,397  $19,924,444
                                                       ===========  ===========


                See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                       ------------------------
                                                           1996        1995
                                                       -----------  -----------
              LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ..................................... $ 1,535,816  $ 1,365,480

Current portion of long-term debt (Note 7) ...........   1,054,352    1,562,712

Current portion of capitalized lease obligations
  (Note 8)............................................     195,979      158,729

Accrued expenses and taxes ...........................   1,757,355    1,843,881

Customer deposits and other current liabilities ......     282,075      270,430
                                                       -----------  -----------
                                                         4,825,577    5,201,232
                                                       -----------  -----------
LONG-TERM LIABILITIES:
Long-term debt (Note 7) ..............................   1,629,234    2,352,175

Capitalized lease obligations (Note 8) ...............     284,775      376,293

Deferred income taxes (Note 9) .......................     837,219      645,540

Stock option obligation (Note 12) ....................     133,146      400,939
                                                       -----------  -----------
                                                         2,884,374    3,774,947
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 10):
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized, none issued ............................        -            -

Common stock, $0.01 par value; 7,000,000 shares
  authorized; shares issued and outstanding, 3,734,850
  and 3,627,499.......................................      37,348       36,275

Common stock issuable (Note 12) ......................        -         153,000

Additional paid-in capital ...........................   9,233,952    8,752,637

Retained earnings ....................................   2,363,278    2,076,615

Deferred costs arising from a financing
  and consulting agreement (Note 6) ..................     (35,132)     (70,262)
                                                       -----------  -----------
                                                        11,599,446   10,948,265
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........... $19,309,397  $19,924,444
                                                       ===========  ===========

                See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Years Ended October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
REVENUES ............................................. $29,051,368  $22,151,734
                                                       -----------  -----------
COSTS and EXPENSES:
  Data processing costs ..............................  18,134,577   13,847,812

  Selling and promotion costs ........................   2,501,404    2,491,438

  General and administrative costs ...................   7,462,721    6,536,436

  Interest expense, net of interest income  ..........     339,191      226,506
                                                       -----------  -----------
                                                        28,437,893   23,102,192
                                                       -----------  -----------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES ......     613,475     (950,458)

PROVISION/(BENEFIT) FOR INCOME TAXES (Note 9) ........     280,000     (314,493)
                                                       -----------  -----------

NET INCOME/(LOSS) .................................... $   333,475  $  (635,965)
                                                       ===========  ===========


INCOME/(LOSS) PER COMMON SHARE (Note 1) .............. $      0.08  $     (0.19)
                                                       ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 1)   3,791,648    3,646,436
                                                       ===========  ===========


                See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss) .................................... $   333,475  $  (635,965)
Adjustments to reconcile net income/(loss) to cash
provided by operating activities:
  Depreciation and amortization ......................   1,945,230    1,769,761
  Amortization of excess of fair value of net assets
    acquired over cost ...............................        -         (15,749)
  Deferred income taxes ..............................     191,679     (207,241)
  Decrease/(increase) in:
    Cash surrender value of life insurance, net ......      (2,936)      (6,693)
    Trade accounts receivable ........................      83,597      613,892
    Refundable taxes .................................     351,570     (380,203)
    Prepaid expenses .................................     (95,425)    (204,899)
    Other current assets .............................      12,760       79,013
    Security deposits and other noncurrent assets ....     (27,632)    (124,637)
  Increase/(decrease) in:
    Accounts payable .................................     170,336      114,193
    Accrued expenses and taxes .......................     (71,745)     421,595
    Customer deposits and other current liabilities ..      11,645       60,271
                                                       -----------  -----------
Net cash provided by operating activities ............   2,902,554    1,483,338
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................    (545,288)    (548,043)
  Disposal of equipment ..............................      62,674      123,916
  Redemption of marketable securities ................        -       1,098,269
  Settlement of contingencies relating to acquisitions    (104,633)    (262,279)
  Increase in deferred software costs ................  (1,115,856)    (424,847)
  Purchase of customer list ..........................    (140,000)        -
  Payment for purchase of MCC, net of cash acquired ..        -        (334,212)
  Payment for purchase of ACA, net of cash acquired ..        -        (716,091)
                                                       -----------  -----------
Net cash used in investing activities ................ $(1,843,103) $(1,063,287)
                                                       -----------  -----------







         See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Continued)

                                                        Years Ended October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ........................ $(1,381,301) $(1,035,275)
  Repayments of amounts due from related parties, net       49,268       54,243
  Proceeds from borrowings of long term debt .........     150,000    1,500,000
  Repayments of capital leases .......................    (199,889)    (151,563)
  Retirement of capital leases .......................        -         (67,726)
                                                       -----------  -----------
Net cash (used in)/provided by financing activities ..  (1,381,922)     299,679
                                                       -----------  -----------
Net (decrease)/increase in cash and cash equivalents .    (322,471)     719,730
Cash and cash equivalents at the beginning of the year   1,406,016      686,286
                                                       -----------  -----------
Cash and cash equivalents at the end of the year ..... $ 1,083,545  $ 1,406,016
                                                       ===========  ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest expense ................................... $   404,150  $   280,477
                                                       ===========  ===========
  Income taxes ....................................... $    48,391  $   104,925
                                                       ===========  ===========


During 1996 and 1995, $46,812 and $68,833 (net of tax benefits), respectively, were accreted through a charge to retained earnings in connection with a stock option (Note 12).





















            See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Continued)
                                                        Years Ended October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Acquisition of ACA:
  Fair value of assets acquired.......................              $ 1,729,524
  Liabilities assumed ................................                 (491,994)
  Stock issued .......................................                 (462,529)
                                                                    -----------
  Cash paid ..........................................              $   775,001
                                                                    ===========

Acquisition of MCC:
  Fair value of assets acquired ......................              $ 3,115,567
  Liabilities assumed ................................               (1,713,396)
  Note issued ........................................                 (840,645)
                                                                    -----------
  Cash paid ..........................................              $   561,526
                                                                    ===========


New capitalized leases for data processing equipment . $   145,621  $   341,089
                                                       ===========  ===========





















                See Notes to Consolidated Financial Statements

                               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                   Deferred
                                                                                                   Costs in
                                                                                                   Connection
                                                                                                   with a
                                                                                                   Financing/
                                               Common     Par     Stock     Paid in     Retained   Consulting
                                               Shares    Value   Issuable   Capital     Earnings   Agreement     Total
                                             ---------  -------  --------  ----------  ----------  ----------  -----------
Balances, October 31, 1994 ................. 3,427,555  $34,276  $153,000  $7,845,086  $2,781,413  $ (105,297) $10,708,478

Stock issued in connection with
  contingent consideration (Note 12) .......    23,906      239  (153,000)    152,761                                 -

Stock issued in connection
  with acquisitions (Note 2) ...............   113,636    1,136               480,752                              481,888

Stock issued in connection with
  contingent consideration (Note 12) .......     2,402       24                11,986                               12,010

Exercises of stock option
  (Notes 10 and 12) ........................    60,000      600               262,052                              262,652

Amortization of deferred costs in
  connection with a financing
  and consulting agreement Note 6) .........                                                           35,035       35,035

Accretion in connection with a stock
  option obligation, net (Note 12) .........                                              (68,833)                 (68,833)

Value of stock issuable in connection
  with contingent consideration (Note 12) ..                      153,000                                          153,000

Net loss ...................................                                             (635,965)                (635,965)
                                             ---------  -------  --------  ----------  ----------  ----------  -----------
Balances, October 31, 1995 ................. 3,627,499  $36,275  $153,000  $8,752,637  $2,076,615  $  (70,262) $10,948,265

Stock issued in connection with contingent
  consideration (Note 12) ..................    23,906      239  (153,000)    152,761                                 -

Exercises of stock option
  (Notes 10 and 12) ........................    83,445      834               328,554                              329,388

Amortization of deferred costs in
  connection with a financing and
  consulting agreement Note 6) .............                                                           35,130       35,130

Accretion in connection with stock option
  obligation, net (Note 12) ................                                              (46,812)                 (46,812)

Net income .................................                                              333,475                  333,475
                                             ---------  -------  --------  ----------  ----------  ----------  -----------
Balances, October 31, 1996 ................. 3,734,850  $37,348      -     $9,233,952  $2,363,278  $  (35,132) $11,599,446
                                             =========  =======  ========  ==========  ==========  ==========  ===========

                                See Notes to Consolidated Financial Statements



                                                                                                             Page 27 of 43

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------

     BUSINESS - Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (together, "the Company") provide comprehensive data process-ing services to commercial and industrial clients and payroll processing services to a diversified client base.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and significant intercompany transactions have been elim-inated.

     CASH AND CASH EQUIVALENTS - Cash equivalents consist of money market accounts and other highly liquid income producing securities which have original maturities of less than 90 days. These investments are stated at cost which approximates market.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over their estimated useful lives. Leasehold improve-ments and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives.

     When property and equipment is disposed of, the related cost and accumu-lated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income.

     SOFTWARE - Software that has been purchased is included in Property and Equipment and is amortized using the straight line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such costs are amortized over three to five years using the straight-line method.

     INTANGIBLE ASSETS - The excess of cost over net assets of acquired business ("goodwill") is amortized using the straight-line method over 20 years. Other intangible assets, primarily customer lists, are amortized using the straight-line method over their estimated lives, typically no more than ten years.

     The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the under-lying businesses.

     INCOME TAXES - Income tax expense is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

     INCOME PER COMMON SHARE - Income/(loss) per common share is computed using the weighted average number of common shares outstanding during each period
     plus the dilutive effect of common stock equivalents.   Net income/(loss)
     per common share for the years ended October 31, 1996 and 1995 has been adjusted to reflect $68,833 and $46,812, respectively, in accretion (net of income tax benefit) arising in connection with an outstanding option (Note
     12). Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding.

     STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Account-ing for Stock-Based Compensation" ("FAS No. 123"), which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The new standard also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The accounting requirements of the new method are effective for all trans-actions entered into during the fiscal year of adoption. The Company has elected to account for options under the provisions of APB No. 25. Disclosures required under the provisions of FAS No. 123 will be included in financial statements beginning with the year ending October 31, 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amount and estimated fair values of financial instruments at the end of the respective years are summarized as follows:

                                  October 31, 1996          October 31, 1995
                              ------------------------  ------------------------
                                Carrying   Estimated      Carrying   Estimated
                                 Amount    Fair Value      Amount    Fair Value
                              -----------  -----------  -----------  -----------
     Assets:
      Cash .................. $   767,199  $   767,199  $   743,502  $   743,502
       Short-term interest-
        bearing investments .     316,346      316,346      662,514      662,514
       Trade accounts
        receivable ..........   4,022,217    4,022,217    4,065,355    4,065,355
     Liabilities:
      Accounts payable,
       accrued expenses and
       taxes, and customer
       deposits and other
       current liabilities ..   3,575,246    3,575,246    3,479,791    3,479,791
      Notes payable, bank ...   1,586,253    1,586,253    2,115,835    2,115,835
      Acquisition Note ......     840,645      814,780    1,405,803    1,322,015
      Other Acquisition debt         -            -         109,973       94,956
      Revolving line of credit    150,000      146,270      150,000      142,307
      Other borrowings ......     106,688      100,476      133,276      132,734
      Stock option obligation     133,146      154,116      400,939      465,051


     The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

       Cash - The carrying amount is a reasonable approximation of fair value.

       Short-term interest bearing instruments - Fair value is based upon quoted market prices, including accrued interest, and approximate their carrying value due to their short maturities.

       Trade accounts receivable, accounts payable, accrued expenses and taxes, and customer deposits and other current liabilities - The fair value of receivables and payables are assumed to equal their carrying value because of their short maturities.

       Notes payable, bank - Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

       Acquisition Notes and debt, revolving line of credit, other borrowings, and stock option obligation - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for those debt issues for which no market quotes are available.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain reclassifications were made to the 1995 financial statements to conform with the current year presentation.


2.   ACQUISITIONS
-----------------

     KEY-ACA, INC. - Effective as of May 1, 1995, the Company completed the acquisition of Key-ACA, Inc ("ACA"). The purchase price was $625,000 in cash, 113,636 shares of the Company's Common Stock, and contingent con-sideration based on future earnings levels and certain defined events (Note
     12).  In May 1996, the Company made a contingent payment of $13,284.

     The foregoing transaction was accounted for as a purchase and, accordingly, the results of ACA's operations have been included in the Company's opera-tions from the effective date of the acquisition. This transaction gave rise to approximately $356,000 of goodwill which is being amortized over a twenty-year period.

     MCC CORPORATION - Effective as of June 1, 1995, the Company purchased all the issued and outstanding stock of MCC Corporation ("MCC") for $1,200,922, of which $360,277 was paid in cash, and the $840,645 balance is to be paid in equal principal payments on specified dates during the period March 1, 1997 through February 1, 1999, with interest at 7.5% per annum. In addi-tion, certain amounts due from MCC to the seller on the closing date were combined into a non-interest bearing note, which was subsequently repaid. These notes are collateralized by a pledge by the Company's Chief Executive Officer of 310,000 personally owned shares of the Company's Common Stock. The seller has guaranteed the collectability of the accounts receivable purchased by the Company.

     The foregoing transaction was accounted for as a purchase and, accordingly, the results of MCC's operations have been included in the Company's opera-tions from the effective date of the acquisition. This transaction gave rise to approximately $99,000 of goodwill which is being amortized over a twenty-year period.

     The following unaudited proforma operating information assumes that the acquisitions of ACA and MCC, which were effective as of May 1, 1995 and June 1, 1995, respectively, had instead occurred at the beginning of the Company's fiscal year. Such proforma operating information does not purport to represent the actual results of operations of the consolidated companies for the period presented, nor is it indicative of future opera-ting results.
                                                           Year Ended
                                                        October 31, 1995
                                                        ----------------
     Revenues ......................................    $     29,394,000
                                                        ----------------
     Net loss ......................................    $       (727,000)
                                                        ----------------
     Loss per common share .........................    $          (0.22)
                                                        ----------------

3.   PROPERTY AND EQUIPMENT
---------------------------

     Property and equipment consists of the following:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Computer equipment .............................  $ 3,977,492  $ 3,783,675
     Computer equipment held under capital
       leases (Note 8) ..............................    1,844,516    1,698,895
     Furniture and office equipment .................      597,787      427,515
     Leasehold improvements .........................      329,754      302,665
     Purchased software .............................      595,756      500,597
     Vehicles .......................................       36,474       43,824
                                                       -----------  -----------
                                                         7,381,779    6,757,171
     Less accumulated depreciation and amortization .   (4,248,932)  (3,306,400)
                                                       -----------  -----------
                                                       $ 3,132,847  $ 3,450,771
                                                       ===========  ===========

     Depreciation and amortization was $946,159 and $ 742,251 for the years ended October 31, 1996 and 1995, respectively.


4.   DEFERRED SOFTWARE COSTS
----------------------------

     Deferred software costs consist of the following:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Costs of internally-developed
       software and enhancements ....................  $ 2,796,181  $ 1,680,325
     Accumulated amortization .......................     (883,676)    (597,274)
                                                       -----------  -----------
                                                       $ 1,912,505  $ 1,083,051
                                                       ===========  ===========

     Amortization and writeoffs of deferred software costs for the years ended October 31, 1996 and 1995 were $286,402 and $436,810, respectively.

5.   INTANGIBLES
-----------------

     Intangible assets consist of the following:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Excess of cost of investments over
       net assets acquired ..........................  $ 5,685,891  $ 5,741,035
     Customer lists .................................    3,687,929    3,355,747
                                                       -----------  -----------
                                                         9,373,820    9,096,782
     Less accumulated amortization ..................   (1,609,285)    (935,833)
                                                       -----------  -----------
                                                       $ 7,764,535  $ 8,160,949
                                                       ===========  ===========

     Amortization was $641,047 and $519,845 for the years ended October 31, 1996 and 1995, respectively.


6.   RELATED PARTY TRANSACTIONS
-------------------------------

     Due from/(to) related parties consists of the following:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Due from the Chief Executive Officer and
       controlling shareholder bearing interest at
       prime plus 1% per annum- repayable on demand .  $   100,352  $   118,122

     Due from consultant (Note 12) ..................       52,469       65,587

     Advances to former shareholder of NEDS,
       including interest at 7% per annum ...........        1,911        1,911

     Due to former shareholder of NEDS, repayable
       in monthly installments of principal and
       interest of $1,322 through September 2002 ....      (52,104)     (62,196)

     Due from former shareholder of Daton, repayable
       on demand, bearing interest at the prevailing
       money market rate ............................        3,844       16,744

     Due from former shareholder of TruCheck ........         -          15,572
                                                       -----------  -----------
                                                       $   106,472  $   155,740
                                                       ===========  ===========

     The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chief Executive Officer.

     As compensation for providing a $1,000,000 personal guarantee of certain acquisition indebtedness to the selling shareholders of MCC (Note 2), the Company's Chief Executive Officer was granted a per annum fee of 3% of the $1,000,000 for such period as the guarantee is in effect. Such fee is being paid in the form of a monthly reduction in the Chief Executive Officer's existing indebtedness to the Company.

     The Company is obligated to a former director in the amount of $150,000. The loan was made pursuant to an agreement on December 7, 1992 wherein the director agreed to make a line of credit of up to $350,000 (including the initial $150,000) available to the Company for five years, and to provide certain consulting services during that period. In October 1994, the due date of the note was extended to October 1997 and the interest rate was increased to 7% from 4-1/2%. The $150,000 outstanding at October 31, 1996 and 1995 is included as a component of long-term debt (Note 7).

     As inducements for the director to enter into the above agreement: (a) the Company's controlling stockholder guaranteed repayment of the note, and (b) the controlling stockholder and the President of the PCS Data Processing division sold an aggregate of 65,550 shares of Common Stock to the director for $54,928, or $0.838 per share. This transaction gave rise to a deferred charge of $174,496, representing the difference between the selling price of the shares and management's estimate of the fair value at the time of the transaction. This deferred charge is being amortized over a five year period on a straight-line basis. The unamortized balance was $35,132 and $70,262 at October 31, 1996 and 1995, respectively.

     The director's term ended in April 1995. During the fiscal years ended October 31, 1996 and 1995, the Company paid $30,000 and $48,000 (plus expenses), respectively, to a firm controlled by the former director for various public relations services.


7.   LONG-TERM DEBT
-------------------

     Long-term debt consists of the following:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Notes payable, bank (a) ........................  $ 1,586,253  $ 2,115,835
     Note payable issued in connection with an
       acquisition (Note 2) .........................      840,645    1,405,803
     Liability in connection with an acquisition (b)          -         109,973
     Revolving line of credit (Note 6) ..............      150,000      150,000
     Notes payable, other ...........................      106,688      133,276
                                                       -----------  -----------
                                                         2,683,586    3,914,887
     Less current portion ...........................   (1,054,352)  (1,562,712)
                                                       -----------  -----------
                                                       $ 1,629,234  $ 2,352,175
                                                       ===========  ===========

     (a) The Company is indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") in original amounts aggregating $2,620,000, the proceeds of which were used for acquisitions. The Agreement, last amended on October 21, 1996, provides for monthly principal and interest payments in varying amounts through May 2000. Interest is computed at 1.5% over the bank's prime rate. Substan-tially all of the assets of the Company are pledged as collateral for this indebtedness.

          The Agreement requires the Company to meet certain financial covenants relating to, among other things, minimum levels of income and cash flow (as defined) and limits capital expenditures and new leases. During the year ended October 31, 1996, the Company exceeded the per-mitted level of capital expenditures. On January 3, 1997, the Company received a waiver with respect to this covenant.

     (b) In August 1994, the Company acquired certain assets for cash and con-tingent consideration based on operating performance over the follow-ing two years. The contingent consideration was estimated to be $233,000 at the time of acquisition based on the existing levels of operations. Such amount was recorded as a component of long-term debt.

     Aggregate maturities of long-term debt are as follows:

                            Years Ending
                             October 31,
                            ------------
                                1997           $  1,054,352
                                1998                825,322
                                1999                585,162
                                2000                218,750
                                               ------------
                                               $  2,683,586
                                               ============


8.   CAPITALIZED LEASE OBLIGATIONS
----------------------------------

     The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time.
     Assets held under capitalized lease agreements are reflected in property and equipment as capital leases.

     Minimum future lease payments under capitalized leases are as follows:

                       Years Ending
                        October 31,
                       ------------
                           1997                    $    240,168
                           1998                         184,761
                           1999                         118,279
                           2000                          20,008
                                                    -----------
                                                        563,216
                       Less amount representing
                         interest .................     (82,462)
                                                    -----------
                       Present value of net
                         minimum lease payments ...     480,754
                       Less current maturities ....     195,979
                                                    -----------
                       Long-term obligations
                         under capital leases ..... $   284,775
                                                    ===========


9.   INCOME TAXES
-----------------

     The provision/(benefit) for income taxes consists of:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Current:
       Federal ......................................  $   (19,423) $  (148,566)
       State and local ..............................      107,744        8,075
     Deferred .......................................      191,679     (174,002)
                                                       -----------  -----------
                                                       $   280,000  $  (314,493)
                                                       ===========  ===========

     A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Tax provision computed at statutory rate .......  $   208,582  $  (323,156)
     Increase/(decrease) in taxes resulting from:
       State and local income taxes, net of federal
         income taxes ...............................       31,584      (33,318)
       Amortization of excess of net assets of
         company acquired over cost..................         -          (5,355)
       Benefit on non-taxable investment income......      (37,694)        -
       Amortization of excess of cost over net
         assets of acquired companies................       85,363       79,542
       Other, net ...................................       (7,835)     (32,206)
                                                       -----------  -----------
                                                       $   280,000  $  (314,493)
                                                       ===========  ===========


     Temporary differences which give rise to net deferred tax liabilities are as follows:
                                                              October 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
     Deferred tax liabilities:
       Depreciation .................................  $   621,584  $   653,451
       Deferred software costs.......................      843,903      493,406
                                                       -----------  -----------
                                                         1,465,487    1,146,857
                                                       -----------  -----------
     Deferred tax assets:
       Lease transactions ...........................     (212,447)    (234,340)
       Intangibles ..................................      (40,168)      (6,974)
       Deferred compensation ........................      (52,158)     (52,158)
       Allowance for doubtful accounts ..............     (134,474)    (117,926)
       Reserves .....................................      (23,495)        -
       Net operating loss carryovers ................     (165,526)     (89,919)
                                                       -----------  -----------
                                                          (628,268)    (501,317)
                                                       -----------  -----------
     Net deferred tax liabilities ...................  $   837,219  $   645,540
                                                       ===========  ===========

10.  STOCKHOLDERS' EQUITY
-------------------------

     COMMON STOCK - The Company is authorized to issue up to 7,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor, and upon the liquidation, dissolution , or winding up of the Company, are en-titled to share ratably in all assets remaining after the payment of lia-bilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

     Holders of common stock have no preemptive rights, and have no rights to convert their common stock into any other security.

     PREFERRED STOCK - The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions.

     WARRANTS - The Underwriters of the Company's initial public offering were issued warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock, at an exercise price per share of $6.30. These warrants ex-pire in January 1998.

     In September 1994, in connection with a consulting arrangement, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock. The warrants are exercisable at $5.00 per share for the first 50,000 shares and at $6.30 per share for the remaining 25,000 shares. The consultant has the right to require the Company to register these shares with the Secu-rities and Exchange Commission.

     On June 27, 1995, in connection with a consulting agreement, the Company issued a warrant to purchase 75,000 shares of common stock for $5.00 per share. The warrant grants the holder certain "piggy-back registration" and other rights.

     STOCK OPTION PLAN - In September 1992, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of up to 350,000 shares of common stock. On April 27, 1995, the Company's shareholders approved an amendment to the Plan in-creasing the maximum number of shares issuable thereunder to 700,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company. The Plan is administered by a compensation committee consisting of two disinterested directors who determine those individuals to whom options will be granted, the time period during which the options or rights may be exercised, the number of shares of common stock which may be purchased under each option, and the option exercise price.

     The per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of a non-qualified option shall be determined by the compensation committee, except that the Company will not grant non-qualified options with an exercise price lower than 50% of the fair market value of common stock on the day the option is granted. In addition, any person who, on the date of the grant, already owns, directly or indirectly, 10% or more of the total combined voting power of all classes of stock outstanding, may only be granted an option if the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grant.

     The compensation committee may also grant "stock appreciation rights" ("SAR's") in connection with specific options granted under the plan. Each SAR entitles the holder to either: cash (in an amount equal to the excess of the fair value of a share of common stock over the exercise price of the related options); or common stock (the number of shares of which is to be determined by dividing the SAR's cash value by the fair market value of a share of common stock on the SAR exercise date); or a combination of cash and stock. SAR's may be granted along with options granted under the Plan, and to holders of previously granted options. No SAR's have been granted under the Plan.

     Activity during the past two years with respect to the Plan is as follows:


                                                     Number of      Exercise
                                                      Options         Price
                                                     ---------    -------------

     Options outstanding, October 31, 1994 .......     278,750    $4.50 - $5.88

     Options granted .............................     175,150     3.81 -  4.38
                                                     ---------
     Options outstanding , October 31, 1995 ......     453,900     3.81 -  5.88

     Options granted .............................     277,750     3.63 -  4.68
     Options canceled ............................     (21,350)    4.00 -  5.88
                                                     ---------
     Options outstanding, October 31, 1996 .......     710,300    $3.63 - $5.88
                                                     =========

     As of October 31, 1996, the Company had exceeded the number of options available for future grant under the Plan. The options granted during the year ended October 31, 1996 are subject to shareholder approval to increase the number of shares issuable under the Plan. The amendment is expected to be adopted at the Company's next Annual Meeting of Stockholders expected to be held in April 1997. Management and other members of the Board of Direc-tors control a sufficient number of shares to approve the above amendment. Of the options granted, 369,500 are exercisable. In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 150,000 were exercised prior to October 31, 1996 and 140,000 are currently exercisable.

11.  RETIREMENT PLANS
---------------------

     The Company maintains two 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 1996 and 1995, the Company did not make any matching contributions.


12.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     CONTINGENT ACQUISITION PAYMENTS - In connection with an acquisition in 1990, the Company issued an option which allows the holder to purchase, until June 10, 1998, up to 190,000 shares of the Company's common stock for an aggregate purchase price of $1,900. The Company must purchase the option for $750,000, subject to adjustment for prior partial exercises, in the event of a proposed sale of all or substantially all of the Company's assets or in event of the holder's death (the "Put"). At the expiration of the option, the Company must purchase the unexercised portion of the option for fair value, as defined in the Option Agreement. The option provides the holder with certain "piggy-back" registration rights at the Company's expense.

     The difference between the present value of the option as originally recorded in 1990 and the Put amount is being accreted through periodic charges to retained earnings using the interest method. As of October 31, 1996, the holder had exercised a total of 150,000 shares, reducing the Company's obligation under the Put to $157,895. Of this amount, $133,146 has been accreted.

     In connection with an acquisition in April 1993, the Company is obligated for contingent payments based on revenues of the acquired company. For the fiscal years ended October 31, 1996 and 1995, contingent payments were $159,776 and $171,859, respectively. The obligations at October 31, 1996 and 1995 are included in customer deposits and other current liabilities. The purchase agreement also contains a consulting arrangement with the former owner providing for payments of $48,000 per year for marketing, new business generation and other services, and an agreement by him not to compete for five years from the date of acquisition.

     In connection with an acquisition, effective June 1993, the Company is obligated for certain contingent payments based on pretax earnings of the acquired company for five years. The first $1,000,000 of contingent con-sideration payable (if any) is required to be in cash with all additional payments to be made in shares of the Company's common stock. For the fiscal years ended October 31, 1996 and 1995, no contingent payments were earned. The Company also guaranteed that the market value of the 150,000 shares of Company common stock issued in connection with this acquisition will be at least $1,000,000 five years from the effective date of acqui-sition.

     In connection with an acquisition effective January 1, 1994, the Company was obligated for certain contingent payments based on earnings in excess of certain base amounts of the acquired company for two years. The con-tingent payments were payable 49% in cash and 51% in shares of the Com-pany's common stock, and were capped at $600,000. In each of 1995 and 1994, contingent earnings of $300,000 were earned. At October 31, 1995, contingent amounts for the second year of $147,000 payable in cash and $153,000 payable in common stock were included in accrued expenses and common stock issuable, respectively. The Company has also guaranteed that the market value of the common stock issued in connection with this acquisition will be at least $1,016,435 five years from the effective date of acquisition.

     In connection with an acquisition effective June 1, 1994, the Company is obligated for contingent consideration based on future operations of the payroll division of the Company and certain other defined events.
     No contingent consideration has been earned through October 31, 1996. The Company also guaranteed that the market value of the 300,000 shares of Company common stock issued for the purchase will be at least $1,500,000 five years from the effective date of the acquisition.

     At October 31, 1996, the Company was contingently liable for approximately $1,257,000 of stock price guarantees relating to the foregoing acqui-sitions. Such amount assumes October 31, 1996 as the measurement date for these obligations and was calculated by comparing the aggregate of all ac-quisition stock price guarantees to the market value of the Company's Com-mon Stock on October 31, 1996. Actual amounts that will ultimately be paid, if any, could change significantly depending upon the price of the Company's Common Stock on the dates such amounts are required to be settled.

     EMPLOYMENT AGREEMENTS - The Company is obligated under certain employment agreements which expire at various times through December 2000. Pursuant to such agreements, the approximate annual minimum amounts payable are as follows:
                            Years Ending
                             October 31,
                            ------------
                                1997          $  800,000
                                1998             654,000
                                1999             568,000
                                2000             404,000
                                2001              51,000


     CONSULTING AND NONCOMPETITION - In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, provided for annual payments of $222,917 in fiscal 1994, $245,209 for fiscal 1995, and $267,500 through September 30, 2001. As a partial incentive to enter into the amended agreement, the Company has agreed to forgive, on each anniversary date of the agreement, 12.5% of the consult-ant's existing indebtedness to the Company, $52,469 at October 31, 1996 (Note 6). The consulting agreement includes certain non-competition re-strictions. The existing indebtedness to the Company will be amortized ratably over the term of the amended agreement.

     In September 1994, the Company entered into a consulting agreement with a company to provide general financial consulting and to explore new oppor-tunities relating to potential financing agreements and new business acqui-sitions. The term of this agreement is two years, and provides for a mini-mum monthly retainer of $4,000. In connection with this agreement, the Company issued warrants to purchase up to an aggregate of 75,000 shares of Common Stock at prices ranging from $5.00 to $6.30 per share.

     On June 27, 1995, the Company entered into a consulting agreement with a former employee of MCC to provide general consulting services to the Com-pany. The term of this agreement is two years, and provides for payments
     of $125,000 a year.   In connection with this agreement, the Company issued
     warrants to purchase up to an aggregate of 75,000 shares of Common Stock at a price of $5.00 per share.

     LITIGATION - There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition or results of operations of the Company.

     LEASE OBLIGATIONS - The Company maintains its executive offices, the opera-tions of two subsidiaries, and a computer center in New York City, in a facility of approximately 30,500 square feet, under a lease which expires on December 31, 2008. The current annual rent is approximately $660,000, payable monthly plus operating expenses, and is subject to escalation. The Company's obligations under this lease are secured by a letter of credit in the face amount of $150,000.

     A subsidiary leases offices and a computer center in Murray Hill, New Jersey, in a facility of approximately 31,800 square feet, under a lease which expires April 30, 1998. The current annual rent is approximately $450,000, payable monthly plus operating expenses. This subsidiary also leases office and warehouse space in Aberdeen, New Jersey under leases which expire in June and August 1997, and which call for combined monthly payments of approximately $12,000.

     A subsidiary leases a 10,000 square foot office and payroll processing center in Cranston, Rhode Island under a lease which expires in June 1998. The current monthly rent is approximately $5,200, subject to escalation. The Company leases this property from a trust, the beneficiaries of which are the former owners of the subsidiary.

     A subsidiary leases approximately 9,300 square feet of office and payroll processing center in Santa Ana, California, under a lease which expires July 31, 1998. The current monthly rent is approximately $10,000, subject to escalations.

     A subsidiary leases a 10,000 square foot office and processing center in Westwood, Massachusetts under a lease which expires in the year 2000. The current annual rent is approximately $91,000 and is subject to escalation.

     Approximate minimum future building lease payments, net of sublease income, are as follows:

                            Years Ending
                             October 31,
                            ------------
                                1997          $ 1,393,000
                                1998            1,059,000
                                1999              743,000
                                2000              744,000
                                2001              644,000
                             Thereafter         4,613,000
                                              -----------
                                              $ 9,196,000
                                              ===========