Form 10QSB
period 1997-01-31
COMPUTER OUTSOURCING SERVICES INC
filed 1997-03-24
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: January 31, 1997
                          Commission file number: 0-20824



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

There were 3,789,850 shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 4, 1997.

Transitional Small Business Disclosure Form (check one);     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                    January         October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including
    short-term, interest bearing invest-
    ments of $304,424 and $316,346 ............  $    649,749     $  1,083,545

  Trade accounts receivable, net of allowance
    for doubtful accounts of $405,049 and
    $305,874 ..................................     4,141,920        3,716,343

  Refundable income taxes .....................        45,204           62,988

  Prepaid expenses ............................       878,640          699,005

  Other current assets ........................       171,141          125,850
                                                   ----------       ----------
                                                    5,886,654        5,687,731
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     3,112,031        3,132,847
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     2,064,861        1,912,505

  Intangibles, net ............................     7,606,366        7,764,535

  Due from related parties, net ...............       102,442          106,472

  Security deposits and other non-current
    assets ....................................       685,037          705,307
                                                   ----------       ----------
                                                   10,458,706       10,488,819
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 19,457,391     $ 19,309,397
                                                   ==========       ==========









              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                    January         October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................  $  1,814,646     $  1,535,816

  Current portion of long-term debt ...........       952,771        1,054,352

  Current portion of capitalized lease
    obligations ...............................       183,734          195,979

  Accrued expenses and taxes ..................     1,698,925        1,757,355

  Customer deposits and other current
    liabilities ...............................       251,394          282,075
                                                   ----------       ----------
                                                    4,901,470        4,825,577
                                                   ----------       ----------
LONG-TERM LIABILITIES:
  Long-term debt ..............................     1,520,484        1,629,234

  Capitalized lease obligations ...............       246,232          284,775

  Deferred income taxes .......................       862,885          837,219

  Stock option obligation .....................       143,751          133,146
                                                   ----------       ----------
                                                    2,773,352        2,884,374
                                                   ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -

  Common stock, $0.01 par value; 7,000,000
    shares authorized; shares issued and out-
    standing, 3,744,850 and 3,734,850..........        37,448           37,348

  Additional paid-in capital ..................     9,270,102        9,233,952

  Retained earnings ...........................     2,501,368        2,363,278

  Deferred costs arising from a financing
    and consulting agreement ..................       (26,349)         (35,132)
                                                   ----------       ----------
                                                   11,782,569       11,599,446
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 19,457,391     $ 19,309,397
                                                   ==========       ==========
              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended January 31,
                                                      1997             1996
                                                 -------------    -------------

REVENUES ......................................  $  8,182,101     $  7,107,115
                                                   ----------       ----------
COSTS and EXPENSES:
  Data processing costs .......................     5,392,180        4,370,314

  Selling and promotion costs .................       652,101          709,575

  General and administrative costs ............     1,803,219        1,827,886

  Interest expense, net of interest income  ...        74,114           93,926
                                                   ----------       ----------
                                                    7,921,614        7,001,701
                                                   ----------       ----------
INCOME BEFORE PROVISION FOR INCOME TAXES ......       260,487          105,414

PROVISION FOR INCOME TAXES ....................       114,000           59,392
                                                   ----------       ----------
NET INCOME ....................................  $    146,487     $     46,022
                                                   ==========       ==========

INCOME PER COMMON SHARE .......................  $       0.04     $       0.01
                                                   ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .     3,839,991        3,760,975
                                                   ==========       ==========




















              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended January 31,
                                                      1997             1996
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.....................................  $    146,487     $     46,022
Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation and amortization ...............       555,033          482,367
  Deferred income taxes .......................        25,666           55,836
  Decrease/(increase) in:
    Trade accounts receivable .................      (425,577)        (281,044)
    Refundable taxes ..........................        17,784          (14,905)
    Prepaid expenses ..........................      (179,633)        (164,031)
    Other current assets ......................       (45,293)          95,333
    Security deposits and other noncurrent
      assets ..................................        51,155           11,347
  Increase/(decrease) in:
    Accounts payable ..........................       278,830          467,720
    Accrued expenses and taxes ................       (56,221)        (314,186)
    Customer deposits and other current
      liabilities .............................       (30,681)         (15,942)
                                                   ----------       ----------
  Net cash provided by operating activities ...       337,550          368,517
                                                   ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........      (225,631)        (111,072)
  Disposal of equipment .......................         2,074             -
  Settlement of contingencies relating to
    acquisitions  .............................        (5,472)         (37,263)
  Increase in deferred software costs .........      (269,037)        (282,633)
                                                   ----------       ----------
  Net cash used in investing activities .......  $   (498,066)    $   (430,968)
                                                   ----------       ----------
                                Continued on Next Page














              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended January 31,
                                                      1997             1996
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $   (210,332)    $   (278,380)
  Repayments of amounts by related
    parties, net ..............................         4,031           21,904
  Repayments of capital leases ................       (66,979)         (41,656)
                                                   ----------       ----------
  Net cash used in financing activities .......      (273,280)        (298,132)
                                                   ----------       ----------
  Net decrease in cash and cash equivalents ...      (433,796)        (298,132)
  Cash and cash equivalents at the beginning
    of the period..............................     1,083,545        1,406,016
                                                   ----------       ----------
  Cash and cash equivalents at the end of the
    period.....................................  $    649,749     $  1,107,884
                                                   ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest ..................................  $     83,430     $     93,395
                                                   ==========       ==========
    Income taxes ..............................  $     51,215     $      1,306
                                                   ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  New capitalized leases for data processing
    equipment .................................  $     16,195     $    135,204
                                                   ==========       ==========


For the three months ended January 31, 1997 and 1996, $8,397 and $11,703 (net of tax benefits), respectively, were accreted through a charge to retained earnings in connection with a stock option.








              See Notes to Consolidated Interim Financial Statements

                            COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    THREE MONTHS ENDED JANUARY 31, 1997
                                                (Unaudited)
                                                                                    Deferred
                                                                                    Costs in
                                                                                   Connection
                                                                                     with a
                                                                                   Financing/
                                                 Par       Paid in      Retained   Consulting
                                     Shares     Value      Capital      Earnings   Agreement      Total
                                    ---------  --------  -----------  -----------  ----------  ------------
Balances, October 31, 1996 .......  3,734,850  $ 37,348  $ 9,233,952  $ 2,363,278  $ (35,132)  $ 11,599,446

Stock issued in connection with
 a covenant not to compete .......     10,000       100       36,150                                 36,250

Amortization of deferred costs
 in connection with a financing
 and consulting agreement  .......                                                     8,783          8,783

Accretion in connection with a
  stock option obligation, net ...                                         (8,397)                   (8,397)

Net income  ......................                                        146,487    146,487
                                    ---------  --------  -----------  -----------  ----------  ------------
Balances, January 31, 1997 .......  3,744,850  $ 37,448  $ 9,270,102  $ 2,501,368  $ (26,349)  $ 11,782,569
                                    =========  ========  ===========  ===========  ==========  ============

























                           See Notes to Consolidated Interim Financial Statements
                                                                                               Page 7 of 12

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The Consolidated Balance Sheet as of January 31, 1997, and the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three month periods ended January 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended January 31, 1997 and 1996 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior period to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for October 31, 1996.

The consolidated financial statements include the accounts of Computer Out-sourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.   DEBT

At January 31, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") orignally aggregating $2,620,000, the proceeds of which were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate plus 1.5%. An aggregate
$1,399,170 was outstanding at January 31, 1997 under this facility.   Substan-
tially all of the assets of the Company are pledged as collateral for this indebtedness.

As last amended on March 20, 1997, the Company and the bank agreed to, among other things, change certain financial covenants in the Agreement, reduce the interest rate on the outstanding debt, and replace one of the loans which had a balance of $1,218,750 at January 31, 1997. The replacement term loan is in the same principal amount and has generally the same terms except as to the reduced interest rate. This new term loan bears interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined in the agreement) plus 2.25%, or the Prime Rate. The Company is in compliance with the amended covenants.

In March 1997, the Company and the bank entered into an additional agreement for a line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. The line of credit expires on April 30, 1998.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

3.   RELATED PARTY TRANSACTIONS

In December 1996, in connection with the expiration of the employment agreement of an officer of the Company, the officer and the Company entered into a non-competition agreement whereby the officer agreed not to compete for a period of two years in return for 25,000 shares of the Company's Common Stock, to be granted in various amounts and at various times over the two year period. As of January 31, 1997, the Company had issued 10,000 shares of Common Stock pursuant to this agreement. Compensation associated with this arrangement will be amortized over the life of the non-compete agreement.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

During the quarter ended January 31, 1997, revenues increased $1,075,000 to $8,182,000, an increase of 15.1% over the quarter ended January 31, 1996.
The Company's Information Processing Division recorded a revenue increase of $721,000 (15% of divisional revenues), primarily due to contracts entered into in the prior fiscal year. The Pay USA Division recorded a revenue increase of $354,000 (16% of divisional revenues).

Data processing costs increased $1,022,000 to $5,392,000 (65.9% of revenues) during the current quarter compared to $4,370,000 (61.5% of revenues) in the prior year's quarter. The Information Processing Division's data processing costs increased $816,000 to $4,109,000 (50.2% of divisional revenues), compared to $3,294,000 (46.3% of revenues) in the prior quarter. The increase as a percentage of revenues is attributable to the mix of services provided in the
current quarter compared to the prior year's quarter.   Pay USA's data
processing costs increased $206,000 to $1,283,000 (15.7% of divisional revenues). Payroll processing and tax filing costs aggregated $1,077,000 (15.1% of revenues) in the prior year. The Company continued the process of standard-izing the Pay USA Division into one processing system and consolidating the computer operations of the Information Processing Division. Until the total integration of operations is completed, including payroll system standardiza-tion, the Company will continue to experience higher costs due to the cost of the conversion effort and the duplication of facilities and personnel.

Selling and promotion costs decreased $57,000 to $652,000, a decrease of 2.0% as a percentage of revenues. A decrease of $84,000 in the Information Processing Division was partially offset by in increase of $27,000 in the Pay USA division. The decrease as a percentage of revenues resulted from the consolidation of the sales and marketing efforts in each of the divisions.

General and administrative expenses decreased $25,000 to $1,803,000 in the current year's quarter, a decrease of 3.7% as a percentage of revenues, as the Company was successful in holding down administrative costs while growing its businesses. Net interest expense decreased $20,000 to $74,000 in the current year's quarter primarily as a result of a decreased level of outstanding debt.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

-----------------------------------

For the quarter ended January 31, 1997, the provision for income taxes was $114,000, an effective tax rate of 43.8%. For the comparable quarter of the prior year, the provision for income taxes was $59,000, a 56.3% effective tax rate. The decrease in the effective tax rate is the result of the amortization of nondeductible goodwill having less of an impact on a higher level of earnings, coupled with the increased investment of collected but unremitted funds into high quality, low risk tax exempt securities.

The Company recorded a profit of $146,000 ($.04 per share) for the quarter ended January 31, 1997 compared to a profit of $46,000 ($.01 per share) for the quarter ended January 31, 1996.



Liquidity and Capital Resources
-------------------------------

On January 27, 1993, the Company completed its initial public offering of 1,150,000 shares of Common Stock, which yielded net proceeds of $4,927,000 to the Company. Prior to the offering, the Company had financed its operations, capital expenditures, and acquisitions through internally generated funds and consequently the number and size of potential acquisitions had been limited. Proceeds from the offering, as well as certain borrowings discussed below, have enabled the Company to achieve significant growth through the acquisition of a number of companies in both the payroll processing and information processing markets.

During the quarter ended January 31, 1997, the Company provided $338,000 from operations principally by generating $728,000 in net income before deductions for depreciation, amortization, and deferred taxes. It invested $226,000 for the purchase of equipment and spent $269,000 for product enhancements. In the aggregate, the Company's investing activities used $498,000. In its financing activities, the Company used $273,000 principally to repay long-term debt. As a result of these factors, the Company's cash and cash equivalents decreased by $434,000.

As of January 31, 1997, the Company had cash and cash equivalents of $650,000 and working capital of $985,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 1.20 to 1, and its debt to equity ratio was
0.65 to 1.

At January 31, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") orignally aggregating $2,620,000, the proceeds of which were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate plus 1.5%. An aggregate
$1,399,170 was outstanding at January 31, 1997 under this facility.   Substan-
tially all of the assets of the Company are pledged as collateral for this indebtedness.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

-------------------------------------------

As last amended on March 20, 1997, the Company and the bank agreed to, among other things, change certain financial covenants in the Agreement, reduce the interest rate on the outstanding debt, and replace one of the loans which had a balance of $1,218,750 at January 31, 1997. The replacement term loan is in the same principal amount and has generally the same terms except as to the reduced interest rate. This new term loan bears interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined in the agreement) plus 2.25%, or the Prime Rate, and is expected to save the Company approximately $30,000 in interest costs over the term of the loan. The Company is in compliance with the amended covenants.

In March 1997, the Company and the bank entered into an additional agreement for a line of credit agreement whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. The line of credit expires on April 30, 1998.

Management believes that its cash flow from operations and its available line of credit will be sufficient to fund the Company's operations for at least the coming year. The Company continues to seek acquisition opportunities that fit
the Company's long-term strategy.   Any material acquisitions may require
funding in excess of the level of current and projected operating cash flows, and would require additional debt and/or equity funding.




PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Fourth Amendment dated as of February 1, 1997 to the Standby Credit and Term Loan Agreement, as amended, among the Company and its subsidiaries and The Chase Manhattan Bank (formerly Chemical Bank) ("Chase")

          10.2 1996 (Replacement) Term Note, dated as of February 1, 1997 by the Company to the order of Chase in the amount of $1,218,750.

          10.3 Promissory Note dated February 26, 1997, evidencing a line of credit advanced by Chase to the Company.

          10.4 Fifth Amendment dated as of March 20, 1997 to the Standby Credit and Term Loan Agreement, as amended, among the Company and its subsidiaries and Chase.


     (b)  Reports on Form 8-K:

          None

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                            /s/
March 21, 1996                          -----------------------------
                                        Zach Lonstein
                                        Principal Executive Officer


                                            /s/
March 21, 1996                          -----------------------------
                                        David N. Levine
                                        Principal Financial Officer