Form 10QSB
period 1997-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1997-06-11
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1997
                          Commission file number: 0-20824



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

There were 3,789,850 shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 11, 1997.

Transitional Small Business Disclosure Form (check one);     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                      April         October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including
    short-term, interest bearing invest-
    ments of $781,801 and $316,346 ............  $    794,719     $  1,083,545

  Trade accounts receivable, net of allowance
    for doubtful accounts of $361,145 and
    $305,874 ..................................     3,960,882        3,716,343

  Refundable income taxes .....................        45,204           62,988

  Prepaid expenses ............................       844,841          699,005

  Other current assets ........................       170,058          125,850
                                                   ----------       ----------
                                                    5,815,704        5,687,731
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     2,983,314        3,132,847
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     2,191,108        1,912,505

  Intangibles, net ............................     7,807,277        7,764,535

  Due from related parties, net ...............        96,066          106,472

  Security deposits and other non-current
    assets ....................................       453,074          705,307
                                                   ----------       ----------
                                                   10,547,525       10,488,819
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 19,346,543     $ 19,309,397
                                                   ==========       ==========





             See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                      April         October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................  $  1,693,179     $  1,535,816

  Current portion of long-term debt ...........       878,291        1,054,352

  Current portion of capitalized lease
    obligations ...............................       198,627          195,979

  Accrued expenses and taxes ..................     1,831,535        1,757,355

  Customer deposits and other current
    liabilities ...............................       223,603          282,075
                                                   ----------       ----------
                                                    4,825,235        4,825,577
                                                   ----------       ----------
LONG-TERM LIABILITIES:
  Long-term debt ..............................     1,258,621        1,629,234

  Capitalized lease obligations ...............       243,079          284,775

  Deferred income taxes .......................       880,322          837,219

  Stock option obligation .....................          -             133,146
                                                   ----------       ----------
                                                    2,382,022        2,884,374
                                                   ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -

  Common stock, $0.01 par value; 7,000,000
    shares authorized; shares issued and out-
    standing, 3,789,848 and 3,734,848..........        37,898           37,348

  Additional paid-in capital ..................     9,445,669        9,233,952

  Retained earnings ...........................     2,673,285        2,363,278

  Deferred costs arising from a financing
    and consulting agreement ..................       (17,566)         (35,132)
                                                   ----------       ----------
                                                   12,139,286       11,599,446
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 19,346,543     $ 19,309,397
                                                   ==========       ==========
              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                            Six Months Ended             Three Months Ended
                                April 30,                     April 30,
                           1997          1996           1997           1996
                       --------------------------    --------------------------

REVENUES ...........   $ 16,171,062  $ 14,317,091   $  7,988,961  $  7,209,976
                         ----------    ----------     ----------    ----------
COSTS and EXPENSES:
  Data processing
    costs ..........     10,749,481     8,833,068      5,357,301     4,462,754

  Selling and
    promotion costs       1,328,559     1,356,594        676,458       647,019

  General and
    administrative
    expenses .......      3,400,972     3,635,788      1,597,753     1,807,902

  Interest expense,
    net of interest
    income .........        142,049       181,245         67,935        87,319
                         ----------    ----------     ----------    ----------
                         15,621,061    14,006,695      7,699,447     7,004,994
                         ----------    ----------     ----------    ----------

INCOME BEFORE
  PROVISION FOR
  INCOME TAXES .....        550,001       310,396        289,514       204,982

PROVISION FOR INCOME
  TAXES ............        220,400       153,985        106,400        94,593
                         ----------    ----------     ----------    ----------
NET INCOME .........   $    329,601  $    156,411   $    183,114  $    110,389
                         ==========    ==========     ==========    ==========

INCOME PER COMMON
  SHARE AND SHARE
  EQUIVALENTS ......   $       0.08  $       0.04   $       0.04  $       0.03
                         ==========    ==========     ==========    ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES AND SHARE
  EQUIVALENTS
  OUTSTANDING ......      3,895,610     3,775,917      3,937,936     3,791,192
                         ==========    ==========     ==========    ==========



              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended April 30,
                                                      1997             1996
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.....................................  $    329,601     $    156,411
Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation and amortization ...............     1,123,178          964,390
  Deferred income taxes .......................        43,103           81,191
  Decrease/(increase) in:
    Trade accounts receivable .................      (269,734)          42,387
    Refundable taxes ..........................        17,784           34,062
    Prepaid expenses ..........................      (145,836)        (166,720)
    Other current assets ......................       (44,208)          84,435
    Security deposits and other noncurrent
      assets ..................................        36,410           47,703
  Increase/(decrease) in:
    Accounts payable ..........................       157,363          393,056
    Accrued expenses and taxes ................        97,574         (385,715)
    Customer deposits and other current
      liabilities .............................       (58,472)         (15,222)
                                                    ----------       ----------
  Net cash provided by operating activities ...     1,286,763        1,235,978
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........      (300,673)        (359,569)
  Disposal of equipment .......................         2,074           60,993
  Settlement of contingencies relating to
    acquisitions  .............................       (39,425)         (90,539)
  Increase in deferred software costs .........      (489,138)        (503,213)
                                                   -----------      -----------
  Net cash used in investing activities .......  $   (827,162)    $   (892,328)
                                                   -----------      -----------
                                Continued on Next Page













             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - Continued)

                                                   Six Months Ended April 30,
                                                      1997             1996
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $   (635,373)    $   (808,479)
  Proceeds from issuance of long-term debt ....          -             227,255
  Repayments of amounts by related
    parties, net ..............................        10,406           14,335
  Repayments of capital leases ................      (123,460)         (99,063)
                                                   -----------      -----------
  Net cash used in financing activities .......      (748,427)        (665,952)
                                                   -----------      -----------
  Net decrease in cash and cash equivalents ...      (288,826)        (322,302)
  Cash and cash equivalents at the beginning
    of the period..............................     1,083,545        1,406,016
                                                   ----------       ----------
  Cash and cash equivalents at the end of the
    period.....................................  $    794,719     $  1,083,714
                                                   ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest ..................................  $    173,444     $    216,572
                                                   ==========       ==========
    Income taxes ..............................  $     51,215     $      1,356
                                                   ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  New capitalized leases for data processing
    equipment .................................  $     90,612     $    135,202
                                                   ==========       ==========


For the six months ended April 30, 1997 and 1996, $19,594 and $23,406 (net of tax benefits), respectively, were accreted through a charge to retained earnings in connection with a stock option.








             See Notes to Consolidated Interim Financial Statements
                                                                   Page 6 of 14

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED APRIL 30, 1997
                                  (Unaudited)

                                                         Deferred
                                                         Costs in
                                                         Connection
                                                         with a
                                                         Financing/
               Common      Par     Paid in    Retained   Consulting
               Shares     Value    Capital    Earnings   Agreement    Total
             ------------------------------------------------------------------

Balances,
  October 31,
  1996 ..... 3,734,848  $37,348  $9,233,952  $2,363,278  $(35,132) $11,599,446

Common Stock
  issued in
  connection
  with a
  covenant
  not to
  compete ..    15,000      150      54,225                             54,375

Exercises
  of stock
  option ...    40,000      400     157,492                            157,892

Amortization
  of
  deferred
  costs in
  connection
  with a
  financing
  and
  consulting
  agreement                                                17,566       17,566

Accretion in
  connection
  with stock
  option
  obligation,
  net ......                                    (19,564)               (19,564)

Net income .                                    329,601                329,601
             ------------------------------------------------------------------
Balances,
  April 30,
  1997 ..... 3,789,848  $37,898  $9,445,669  $2,673,285  $(17,566)  $12,139,286
             ==================================================================


              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The Consolidated Balance Sheet as of April 30, 1997, and the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the six month periods ended April 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended April 30, 1997 and 1996 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

The consolidated financial statements include the accounts of Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.      DEBT

At April 30, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") originally aggregating $2,620,000. The proceeds of these loans were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate. As last amended on March 20, 1997, the term loans bear interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. An aggregate of $1,212,087 was outstanding at April 30, 1997 under this facility. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

In March 1997, the Company and the bank entered into an additional agreement for a line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. No amounts were owing on this line at April 30, 1997. The line of credit expires on April 30, 1998.

3.      ACQUISITION OF CUSTOMER LIST

Effective as of March 1997, the Company acquired the customer list and certain fixed assets from a client for whom the Company had been performing processing services. Consideration of $346,742 was given, consisting primarily of the forgiveness of approximately $240,500 of long-term notes receivable from the

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

3.      ACQUISITION OF CUSTOMER LIST (Continued)

client and cash payments of $2,800 per month for 36 months. The processing agreement between the Company and the client was terminated

4.      STOCK OPTIONS

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, (which permits, but does not require, companies to recognize as expense over the vesting period the fair value of all stock-based awards, measured as of the date of grant), the Company would record aggregate compensation expense of approximately $155,331 which would be expensed over the options' vesting period as follows:

                          Fiscal Years Ended
                              October 31,
                          ------------------
                                 1997               $69,474
                                 1998                33,802
                                 1999                33,802
                                 2000                 9,126
                                 2001                 9,127
                                                   --------
                                                   $155,331
                                                   ========

The assumptions used in the option-pricing model include a risk-free interest rate of 6.5%, expected lives of three to five years, and expected volatility of 45%. The pro forma impact of following the provisions of FASB Statement 123 on the Company's net income and net income per share would be as follows:

                                                Six Months Ended
                                                 April 30, 1997
                                                ----------------
    Net income                   - as reorted       $329,601
                                                    ========
                                 - pro forma        $314,435
                                                    ========

    Net income per common share  - as reported        $0.08
                                                      =====
                                 - pro forma          $0.08
                                                      =====

Net income per common share has been calculated using the weighted average number of shares of common stock outstanding during the period.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS, SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

During the period ended April 30, 1997, revenues increased $1,854,000 to $16,171,000, an increase of 13% over the period ended April 30, 1996. The Company's Information Processing Division recorded a revenue increase of $1,137,000 and the Pay USA Division recorded an increase of $717,000, primarily due to contracts entered into in the prior fiscal year.

Data processing costs increased $1,916,000 to $10,749,000 (66% of revenues) during the current period compared to $8,833,000 (62% of revenues) in the prior year's period. The Information Processing Division's data processing costs increased $1,530,000 to $8,232,000, compared to $6,702,000 in the prior period. The increase as a percentage of revenues is attributable to the mix of services
provided in the current period compared to the prior year's period.   The
Pay USA's data processing costs increased $386,000 to $2,517,000. The Company continued the process of standardizing the Pay USA Division into one processing system and consolidating the computer operations of the Information Processing Division. Until the total integration of operations is completed, including payroll system standardization, the Company will continue to experience higher costs due to the cost of the conversion effort and the duplication of facilities and personnel.

Selling and promotion costs decreased $28,000 to $1,329,000, a decrease of 1% as a percentage of revenues. A decrease of $182,000 in the Information Processing Division was partially offset by an increase of $154,000 in the Pay
USA division.   The decrease as a percentage of revenues resulted from the consolidation of the sales and marketing efforts in each of the divisions.

General and administrative expenses decreased $235,000 to $3,401,000 in the current period, a decrease of 4% as a percentage of revenues, as the Company was successful in holding down administrative costs while growing its businesses. Net interest expense decreased $39,000 to $142,000 in the current period primarily as a result of a decreased level of outstanding debt.

For the period ended April 30, 1997, the provision for income taxes was
$220,000, an effective tax rate of 40%.   For the comparable period of the
prior year, the provision for income taxes was $154,000, a 50% effective tax rate. The decrease in the effective tax rate is the result of the amortization of nondeductible goodwill having less of an impact on a higher level of earnings, coupled with the increased investment in high quality, low risk tax exempt securities.

The Company recorded a profit of $330,000 ($0.08 per share) for the period ended April 30, 1997 compared to a profit of $156,000 ($0.04 per share) for the period ended April 30, 1996.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS, QUARTERS ENDED APRIL 30, 1997 AND 1996

During the quarter ended April 30, 1997, revenues increased $779,000 to $7,989,000, an increase of 11% over the quarter ended April 30, 1996. The Company's Information Processing Division recorded a revenue increase of $417,000 and the Pay USA Division recorded an increase of $362,000.

Data processing costs increased $895,000 to $5,357,000 (67% of revenues) during the current quarter compared to $4,463,000 (62% of revenues) in the prior year's quarter. The Information Processing Division's data processing costs increased $714,000 and the Pay USA division's data processing costs increased $180,000. The increases in revenues and data processing costs were as a result of factors noted in the six month discussion above.

Selling and promotion costs increased $29,000 to $676,000, a decrease, however, of 1% as a percentage of revenues. An increase of $127,000 in the Pay USA Division was partially offset by a decrease of $98,000 in the Information Processing division, as that division undergoes a consolidation of its marketing efforts.

General and administrative expenses decreased $210,000 to $1,598,000 in the current quarter, a decrease of 5% as a percentage of revenues. Net interest expense decreased $19,000 to $68,000 in the current quarter.

For the quarter ended April 30, 1997, the provision for income taxes was
$106,000, an effective tax rate of 37%.   For the comparable quarter of the
prior year, the provision for income taxes was $95,000, a 46% effective tax rate. The decreases in general and administrative expenses, net interest expense, and the tax provision resulted from the same factors noted in the six month discussion above.

The Company recorded a profit of $183,000 ($0.04 per share) for the quarter ended April 30, 1997 compared to a profit of $110,000 ($0.03 per share) for the quarter ended April 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended April 30, 1997, the Company provided $1,287,000 from operations principally by generating $1,496,000 in net income before deductions for depreciation, amortization, and deferred taxes. The Company invested $301,000 for the purchase of equipment and spent $489,000 for product enhancements. In its financing activities, the Company used $759,000 to repay long-term debt and capital leases. In the aggregate, the Company's investing and financing activities used $1,575,000. As a result of these factors, the Company's cash and cash equivalents decreased by $289,000.

As of April 30 1997, the Company had cash and cash equivalents of $795,000 and working capital of $990,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 1.21 to 1, and its debt to equity ratio was
0.59 to 1.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES (Continued)

At April 30, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") originally aggregating $2,620,000. The proceeds of these loans were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate. As last amended on March 20, 1997, the term loans bear interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. An aggregate of $1,212,087 was outstanding at April 30, 1997 under this facility. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

In March 1997, the Company and the bank entered into an additional agreement for a line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. No amounts were owing on this line at April 30, 1997. The line of credit expires on April 30, 1998.

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

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION



ITEM 6 -        Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                10.1A Satisfaction of Security Agreement dated April 16, 1997 made to Datafast, Inc. by the Company.

                10.1B Asset Purchase Agreement as of April 16, 1997 made between Datafast, Inc. and the Company.

                10.1C Termination Agreement as of April 25, 1997, made between Datafast, Inc. and the Company.

                10.1D Promissory Note dated as of March 1, 1997 made to Datafast, Inc. by the Company.

          (b)   Reports on Form 8-K:

                None

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.




June 11, 1997                       Zach Lonstein
                                    Principal Executive Officer



June 11, 1997                       Laurence L. Carpenter
                                    Acting Principal Accounting Officer