Form 10QSB
period 1997-07-31
COMPUTER OUTSOURCING SERVICES INC
filed 1997-09-15
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1997
                          Commission file number: 0-20824



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

There were 3,789,850 shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 12, 1997.

Transitional Small Business Disclosure Form (check one);     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements



               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                      July          October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................  $    394,651     $  1,083,545

  Trade accounts receivable, net of allowance
    for doubtful accounts of $364,545 and
    $305,874 ..................................     4,424,040        3,716,343

  Refundable income taxes .....................        90,928           62,988

  Prepaid expenses ............................       822,894          699,005

  Other current assets ........................       304,548          125,850
                                                   ----------       ----------
                                                    6,037,061        5,687,731
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     3,021,177        3,132,847
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     2,321,603        1,912,505

  Intangibles, net ............................     7,644,195        7,764,535

  Due from related parties, net ...............       135,843          106,472

  Security deposits and other non-current
    assets ....................................       646,870          705,307
                                                   ----------       ----------
                                                   10,748,511       10,488,819
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 19,806,749     $ 19,309,397
                                                   ==========       ==========





             See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                      July          October
                                                    31, 1997        31, 1996
                                                 -------------    -------------
                                                  (Unaudited)

     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ............................  $  1,545,412     $  1,535,816
  Revolving line of credit (Note 2) ...........       500,000            -
  Current portion of long-term debt ...........       819,004        1,054,352
  Current portion of capitalized lease
    obligations ...............................       197,075          195,979
  Accrued expenses and taxes ..................     1,632,114        1,757,355
  Customer deposits and other current
    liabilities ...............................       207,729          282,075
                                                   ----------       ----------
                                                    4,901,334        4,825,577
                                                   ----------       ----------

LONG-TERM LIABILITIES:

  Long-term debt ..............................     1,190,513        1,629,234
  Capitalized lease obligations ...............       226,012          284,775
  Deferred income taxes .......................     1,014,495          837,219
  Deferred rental credit ......................       142,413            -
  Stock option obligation .....................         -              133,146
                                                   ----------       ----------
                                                    2,573,433        2,884,374
                                                   ----------       ----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -
  Common stock, $0.01 par value; 7,000,000
    shares authorized; shares issued and out-
    standing, 3,789,850 and 3,734,848..........        37,898           37,348
  Additional paid-in capital ..................     9,445,683        9,233,952
  Retained earnings ...........................     2,857,184        2,363,278
  Deferred costs arising from a financing
    and consulting agreement ..................        (8,783)         (35,132)
                                                   -----------      -----------
                                                   12,331,982       11,599,446
                                                   ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 19,806,749     $ 19,309,397
                                                   ==========       ==========


              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                            Nine Months Ended             Three Months Ended
                                July 31,                       July 31,
                       --------------------------    --------------------------
                           1997          1996            1997          1996
                       ------------  ------------    ------------  ------------

REVENUES ...........   $ 24,289,530  $ 21,576,396   $  8,118,468  $  7,259,305
                         ----------    ----------     ----------    ----------
COSTS and EXPENSES:
  Data processing
    costs ..........     16,211,149    13,456,003      5,461,668     4,536,229

  Selling and
    promotion costs       1,937,622     1,887,842        609,063       531,248

  General and
    administrative
    expenses .......      5,074,895     5,493,559      1,673,923     1,944,477

  Interest expense,
    net of interest
    income .........        209,964       257,207         67,915        75,962
                         ----------    ----------     ----------    ----------
                         23,433,630    21,094,611      7,812,569     7,087,916
                         ----------    ----------     ----------    ----------

INCOME BEFORE
  PROVISION FOR
  INCOME TAXES .....        855,900       481,785        305,899       171,389

PROVISION FOR INCOME
  TAXES ............        342,400       235,000        122,000        81,015
                         ----------    ----------     ----------    ----------
NET INCOME .........   $    513,500  $    246,785   $    183,899  $     90,374
                         ==========    ==========     ==========    ==========

INCOME PER COMMON
  SHARE AND SHARE
  EQUIVALENTS ......   $       0.13  $       0.06   $       0.05  $       0.02
                         ==========    ==========     ==========    ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES AND SHARE
  EQUIVALENTS
  OUTSTANDING ......      3,929,188     3,799,739      3,980,807     3,869,360
                         ==========    ==========     ==========    ==========


              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Nine Months Ended July 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.....................................  $    513,500     $    246,785
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization ...............     1,726,280        1,452,940
  Deferred income taxes .......................       177,276          158,804
  Decrease/(increase) in:
    Trade accounts receivable .................      (732,892)         228,282
    Refundable taxes ..........................       (27,940)         285,674
    Prepaid expenses ..........................      (123,889)        (170,590)
    Other current assets ......................      (178,698)          82,384
    Security deposits and other noncurrent
      assets ..................................      (179,263)           8,677
  Increase/(decrease) in:
    Accounts payable ..........................          (994)         197,731
    Accrued expenses and taxes ................      (101,846)        (427,577)
    Customer deposits and other current
      liabilities .............................       (74,346)          59,619
                                                    ----------       ----------
  Net cash provided by operating activities ...       997,188        2,122,729
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........      (440,574)        (465,047)
  Disposal of equipment .......................         2,074           60,992
  Settlement of contingencies relating to
    acquisitions  .............................       (36,762)        (111,607)
  Increase in deferred software costs .........      (744,920)        (804,764)
                                                   -----------      -----------
  Net cash used in investing activities .......  $ (1,220,182)    $ (1,320,426)
                                                   -----------      -----------

                                Continued on Next Page










            See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - Continued)

                                                   Nine Months Ended July 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt .................  $   (814,872)    $ (1,314,516)
  Proceeds from borrowings under the revolving
    line of credit ............................       500,000            -
  Proceeds from issuance of long-term debt ....         -              268,173
  Repayments of amounts by related
    parties, net ..............................        22,733           50,391
  Repayments of capital leases ................      (173,761)        (151,229)
                                                   -----------      -----------
  Net cash used in financing activities .......      (465,900)      (1,147,181)
                                                   -----------      -----------
  Net decrease in cash and cash equivalents ...      (688,894)        (344,878)
  Cash and cash equivalents at the beginning
    of the period..............................     1,083,545        1,406,016
                                                   ----------       ----------
  Cash and cash equivalents at the end of the
    period.....................................  $    394,651     $  1,061,138
                                                   ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest ..................................  $    236,903     $    293,549
                                                   ==========       ==========
    Income taxes ..............................  $     91,958     $     49,747
                                                   ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  New capitalized leases for data processing
    equipment .................................  $    122,300     $    135,202
                                                   ==========       ==========


For the nine months ended July 31, 1997 and 1996, $19,594 and $35,109 (net of tax benefits), respectively, were accreted through a charge to retained earnings in connection with a stock option.





             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JULY 31, 1997
                                  (Unaudited)

                                                         Deferred
                                                         Costs in
                                                         Connection
                                                         with a
                                                         Financing/
               Common      Par     Paid in    Retained   Consulting
               Shares     Value    Capital    Earnings   Agreement    Total
             ------------------------------------------------------------------

Balances,
  October 31,
  1996 ..... 3,734,848  $37,348  $9,233,952  $2,363,278  $(35,132) $11,599,446

Common Stock
  issued in
  connection
  with a
  covenant
  not to
  compete ..    15,000      150      54,225                             54,375

Exercises
  of stock
  option ...    40,002      400     157,506                            157,906

Amortization
  of
  deferred
  costs in
  connection
  with a
  financing
  and
  consulting
  agreement                                                26,349       26,349

Accretion in
  connection
  with stock
  option
  obligation,
  net ......                                    (19,594)               (19,594)

Net income .                                    513,500                513,500
             ------------------------------------------------------------------
Balances,
  July 31,
  1997 ..... 3,789,850  $37,898  $9,445,683  $2,857,184  $ (8,783)  $12,331,982
             ==================================================================


              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



1.      BASIS OF PRESENTATION

The Consolidated Balance Sheet as of July 31, 1997, and the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the nine month periods ended July 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended July 31, 1997 and 1996 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

The consolidated financial statements include the accounts of Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.      DEBT

At July 31, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") originally aggregating $2,620,000. The proceeds of these loans were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate. As last amended on March 20, 1997, the term loans bear interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. An aggregate of $1,062,500 was outstanding at July 31, 1997 under this facility. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

In March 1997, the Company and the bank entered into an additional agreement for a revolving line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. $500,000 was outstanding on this line at July 31, 1997. The line of credit expires on April 30, 1998.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)


3.      STOCK OPTIONS

The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123 (which permits, but does not require, companies to recognize as expense over the vesting period the fair value of all stock-based awards, measured as of the date of grant), the Company would record aggregate compensation expense of approximately $155,331 which would be expensed over the options' vesting period as follows:

                          Fiscal Years Ended
                              October 31,
                          ------------------
                                 1997               $74,409
                                 1998                31,334
                                 1999                31,335
                                 2000                 9,126
                                 2001                 9,127
                                                   --------
                                                   $155,331
                                                   ========

The assumptions used in the option-pricing model include a risk-free interest rate of 6.5%, expected lives of three to five years, and expected volatility of 45%. The pro forma impact of following the provisions of FASB Statement 123 on the Company's net income and net income per share would be as follows:

                                                Nine Months Ended
                                                  July 31, 1997
                                                -----------------
    Net income                   - as reported      $513,500
                                                    ========
                                 - pro forma        $468,111
                                                    ========

    Net income per common share  - as reported        $0.13
                                                      =====
                                 - pro forma          $0.11
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

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS, NINE MONTH PERIODS ENDED JULY 31, 1997 AND 1996

During the period ended July 31, 1997, revenues increased $2,713,000 to $24,290,000, an increase of 13% over the period ended July 31, 1996. The Company's Information Processing Division recorded a revenue increase of $2,278,000 and the Pay USA Division recorded an increase of $435,000.

Data processing costs increased $2,755,000 to $16,211,000 (66.7% of revenues) during the current period compared to $13,456,000 (62.4% of revenues) in the prior year's period. The Information Processing Division's data processing costs increased $2,296,000 to $12,332,000, compared to $10,036,000 in the prior period. The increase as a percentage of revenues is attributable to the mix of services provided in the current period compared to the prior year's period. The Pay USA Division's data processing costs increased $459,000 to $3,879,000. The Company continued the process of standardizing the Pay USA Division into one processing system and consolidating the computer operations of the Information Processing Division. Until the total integration of operations is completed, including payroll system standardization, the Company will continue to experience higher costs due to the cost of the conversion effort and the duplication of facilities and personnel.

Selling and promotion costs decreased $50,000 to $1,938,000, but decreased 0.7% as a percentage of revenues. An increase of $255,000 in the Pay USA Division was partially offset by a decrease of $205,000 in the Information Processing
Division.   The decrease as a percentage of revenues resulted from the consolidation of the sales and marketing efforts in the Information Processing Division.

General and administrative expenses decreased $419,000 to $5,075,000 in the current period, a decrease of 4.6% as a percentage of revenues, as the Company continues to be successful in holding down administrative costs while growing revenue. Net interest expense decreased $47,000 to $210,000 in the current period primarily as a result of a decreased level of outstanding debt.

For the period ended July 31, 1997, the provision for income taxes was
$342,000 at an effective tax rate of 40%.   For the comparable period of the
prior year, the provision for income taxes was $235,000, a 49% effective tax rate. The decrease in the effective tax rate is the result of the amortization of nondeductible goodwill having less of an impact on a higher level of earnings, coupled with the increased investment in high quality, low risk tax exempt securities.

The Company recorded a profit of $514,000 ($0.13 per share) for the period ended July 31, 1997 compared to a profit of $247,000 ($0.06 per share) for the period ended July 31, 1996.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS, QUARTERS ENDED July 31, 1997 AND 1996

During the quarter ended July 31, 1997, revenues increased $859,000 to $8,118,000, an increase of 12% over the quarter ended July 31, 1996. The Company's Information Processing Division recorded a revenue increase of $706,000, and the Pay USA Division recorded an increase of $153,000.

Data processing costs increased $925,000 to $5,462,000 (67.3% of revenues) during the current quarter compared to $4,536,000 (62.5% of revenues) in the prior year's quarter. The Information Processing Division's data processing costs increased $766,000 and the Pay USA division's data processing costs increased $159,000. The increases in revenues and data processing costs were as a result of factors noted in the nine month discussion above.

Selling and promotion costs increased $78,000 to $609,000, an increase of 0.2% as a percentage of revenues. An increase of $102,000 in the Pay USA Division was partially offset by a decrease of $24,000 in the Information Processing Division, as that division undergoes a consolidation of its marketing efforts.

General and administrative expenses decreased $271,000 to $1,674,000 in the current quarter, a decrease of 6.2% as a percentage of revenues. Net interest expense decreased $8,000 to $68,000 in the current quarter.

For the quarter ended July 31, 1997, the provision for income taxes was
$122,000, an effective tax rate of 39.9%.   For the comparable quarter of the
prior year, the provision for income taxes was $81,000, a 47.3% effective tax rate. The decreases in general and administrative expenses, net interest expense, and the tax provision resulted from the same factors noted in the nine month discussion above.

The Company recorded a profit of $184,000 ($0.05 per share) for the quarter ended July 31, 1997 compared to a profit of $90,000 ($0.02 per share) for the quarter ended July 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended July 31, 1997, the Company generated approximately $997,000 from operating activities. This amount includes depreciation and amortization of $1,727,000 and deferred income taxes of $177,000 offset by, among other things, an increase in accounts receivable of $733,000 and various other operating uses of cash.

The Company used cash in investing activities of approximately $1,220,000 during the period ended July 31, 1997, principally by investing $441,000 for the purchase of equipment and $745,000 for product enhancements.

For the period, the Company used cash of approximately $466,000 in financing activities, primarily by using $815,000 in repayments of long-term debt and $174,000 in repayments of capital leases, partially offset by $500,000 in proceeds from a revolving line of credit.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of July 31 1997, the Company had cash and cash equivalents of $395,000 and working capital of $1,136,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 1.23 to 1, and the ratio of total liabilities to equity was 0.61 to 1.

At July 31, 1997, the Company was indebted to a bank for three term loans under a Term Loan Agreement ("Agreement") originally aggregating $2,620,000. The proceeds of these loans were used for acquisitions. The Agreement provides for monthly principal and interest payments in varying amounts through May 2000, with interest computed at the bank's prime rate. As last amended on March 20, 1997, the term loans bear interest, at the Company's option, at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. An aggregate of $1,062,500 was outstanding at July 31, 1997 under this facility. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

In March 1997, the Company and the bank entered into an additional agreement for a revolving line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on these borrowings, when made, may be at either of the rates discussed above. $500,000 was outstanding on this line at July 31, 1997. The line of credit expires on April 30, 1998.

Management believes that its cash flow from operations and its available line of credit will be sufficient to fund the Company's operations for at least the next twelve months. The Company continues to seek acquisition opportunities
that fit the Company's long-term strategy.   Any material acquisitions may
require funding in excess of the level of current and projected operating cash flows, and would require additional debt and/or equity funding.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4 -        Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

        The Annual Meeting of Stockholders of the Company was held on May 5, 1997, at which the following actions were taken:

        (1) Eight directors of the Company were elected for terms of one year, or until their respective successors are duly elected and qualified. The following table lists the name of each candidate for director, and the number of shares voted for or withheld from each candidate:

                                         Shares Voted            Shares
                   Nominee               For Election           Withheld
                   -------               ------------           --------

                Zach Lonstein              3,246,594             128,300

                Jeffrey Millman            3,246,594             128,300

                Anton P. Donde             3,246,594             128,300

                Robert B. Wallach          3,246,594             128,300

                Eugene Monosson            3,246,594             128,300

                James D. Gerson            3,246,594             128,300

                Howard Waltman             3,246,594             128,300

                John C. Platt              3,246,594             128,300

        (2) The Company's 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan") was amended to increase the number of shares which may be granted under the Plan from 700,000 to 1,200,000. There were 2,447,983 shares voted in favor of the amendment, 209,270 shares voted against the amendment, and 717,641 abstentions and broker nonvotes.


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



                                    COMPUTER OUTSOURCING SERVICES, INC.


                                    /s/
                                    -----------------------------------
September 12, 1997                  Zach Lonstein
                                    Principal Executive Officer


                                    /s/
                                    -----------------------------------
September 12, 1997                  Laurence L. Carpenter
                                    Acting Principal Accounting Officer