Form 10KSB
period 1997-10-31
COMPUTER OUTSOURCING SERVICES INC
filed 1998-01-29
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

For the fiscal year ended October 31, 1997, registrant's consolidated revenues from continuing operations were $24,395,644.

On January 16, 1998, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $17,235,102.

On January 16, 1998, 3,835,727 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The registrant's Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders to be held in April 1998, has been incorporated by reference herein as Items 9 through 12 of Part III.

A schedule of Exhibits filed herewith or incorporated by reference appears in
Item 13 beginning on page 18.

Transitional Small Business Disclosure Format:  [ ] Yes     [X] No

                                      PART I

Item 1.   DESCRIPTION OF BUSINESS
          -----------------------
General
-------

Computer Outsourcing Services, Inc. (together with its subsidiaries, the "Company"), organized as a New York corporation in October 1984, provides information technology solutions which include information processing services to many industries, including publishing, transportation, financial services and apparel throughout the United States. The Company has grown through the acquisition of a number of strategically-located information processing companies.

The most recent of such acquisitions was MCC Corporation ("MCC"), which provides information processing services to small and medium sized companies, and departments of larger corporations. MCC has now been merged into the parent Company.

In addition, the Company purchased four payroll processing companies which, through October 31, 1997, operated as separate division (the "Payroll Division") which provided comprehensive payroll processing and tax filing services. On December 19, 1997 the Company sold the Payroll Division (see "Recent Developments").

Recent Developments
-------------------

On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of New Jersey, Inc., and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $12,900,000, of which $12,150,000 was in cash and $750,000 was in the form of a note from the Buyer. The note is due on July 15, 1999 and requires quarterly payments of interest at 8.5% per annum. The amount received at closing included $1,440,000 for a three-year covenant not to compete. As part of the transaction, the Company agreed to maintain and manage the Pay USA direct deposit account until January 31, 1998, or until the Buyer has established their own account, whichever is sooner. The company further agreed to maintain a $6,500,000 certificate of deposit at the bank as security until the Pay USA direct deposit account is no longer managed by the Company.

The terms of the Sale also provide for an additional payment by the Buyer of up to $1,500,000, which amount is contingent on the revenue of Pay USA for the three months following the sale, and is also subject to adjustment based on the final determination of the amounts of assets and liabilities transferred at December 19, 1997.

In the first quarter of fiscal 1998, the Company will recognize a pretax gain of approximately $3,322,000 after recording various costs of the transaction amounting to approximately $2,133,000. These costs include the assumption of certain contractual obligations related to the original acquisitions, agreements to pay certain employment agreements and various professional fees.

Income related to the $1,440,000 covenant not to compete will be recognized over the three-year term. Any contingent payment made by the Buyer will be recognized as income in the period received.

Of the cash received, $1,713,509 was used to repay the outstanding balances of a term loan and a line of credit (including interest accrued).

The Computer Outsourcing Industry
---------------------------------

The outsourcing of computer services, whereby a client company obtains all or part of its information processing requirements (including systems design, software and hardware, communications, training, maintenance, and support) from an information technology provider such as the Company, continues to be a growing trend. The Company believes that it is generally 10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

Outsourcing provides clients with the following benefits:
    .    The refocus of personnel, financial and technological resources on core business and client related activities,
    .    Access to highly skilled personnel and technology resources,
    .    Access to resources that support reengineering strategies,
    .    Access to experienced resources to perform selected information processing functions,
    .    Reduction of operating costs, and,
    .    Reduction of future investment risks.

Business Strategy
-----------------

The Company's objective is to provide a comprehensive computer outsourcing alternative to meet all or part of its clients' information technology requirements. The Company's strategy includes the following key elements:

    .         INDUSTRY-SPECIFIC OUTSOURCING SERVICES.  In the area of general computer outsourcing, the Company develops and acquires industry-specific outsourcing applications and services, so that the Company's in-depth knowledge of a particular industry can then be applied to servicing multiple clients in that field. The Company currently provides outsourcing services to approximately 1,000 clients in such diverse fields as financial services, transportation, book publishing, home health care, apparel importing and manufacturing, and consumer product manufacturing.
    .         CUSTOMER SERVICE AND SUPPORT.  The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to customer needs, support which the Company believes

--------------------------

         generally exceed industry standards. Because of its attention to customer service, the Company's client relationships have tended to be long-term with very low turnover, generating recurring and predictable revenues. The Company and its predecessors have serviced its oldest client for more than 24 years and its largest book publishing client for more than 22 years.
     .        SYSTEM FLEXIBILITY.  The Company attempts to maximize utilization of its products and services by offering a wide range of services to each client. The Company's products are designed to work either on a stand-alone modular basis or as fully integrated systems. Clients can easily expand the range of services provided by the Company by adding modules as the client's needs and capacity to use them expand, thereby making an orderly transition from partial to full reliance on the Company's services. In addition, clients can increase or decrease the volume of services provided by adjusting the number of "on-line" terminals installed in their offices.

Business Segments
-----------------

The Company's business, conducted under various trade names, was consolidated as of October 31, 1997 in the following segments:

          Market or Industry                         Percentage of Revenues
          ------------------                         ----------------------
   Information Processing Services                            64%
   Payroll Processing and Tax Filing Services                 27%
     (This division was sold on December 19, 1997,
     see "Recent Developments")
   Other Services                                              9%

The Company has approximately 1,015 active information processing clients. None of the Company's clients accounted for more than 10% of total revenues for the fiscal years ended October 31, 1997 and 1996. For the year ended October 31, 1997, the Company's top ten clients aggregated approximately 48.7% of the Company's total revenues.

INFORMATION PROCESSING SERVICES

The Company's Information Systems Processing Service allows clients to effectively process and manage core business applications such as general ledger, accounts payable and receivable, order processing and inventory. The Company provides skilled personnel, secure processing environments, high service levels and state of the art and emerging technologies to meet client information processing requirements. Clients utilize the Company's information systems in order to focus on their core business and client related activities while significantly reducing their operating costs.

COMPUTER FACILITIES MANAGEMENT SERVICES

The Company provides Computer Facilities Management Services to medium and large sized companies who outsource all or part of their Information Processing functions. These services include the Company's core Information Processing and Communication/Network Management Services as well as accompanying Year 2000 Testing Services. These services represent the fastest growing part of the Company and are utilized by companies across all industries.

INDUSTRY SPECIFIC SERVICES

The Company has developed industry specific experience in markets which include publishing, financial services, apparel, consumer products and home health care. Its clients in these markets rely on the Company to combine its in-depth industry knowledge with information technology solutions which uniquely meet their business objectives and information processing requirements.

     Publishing Services

     The Company is a leading provider of information processing services to clients in the book publishing industry through the trade name PCS Data Processing, which has specialized in servicing this industry for over 30 years. The Company currently services 30 large and small publishers, ranging from a one terminal user to large users with more than 100 terminals dedicated to the system. The Company functions as the computer department for the publishing client, offering a full range of functions, such as on-line order entry, order processing, inventory, accounts receivable and payable, sales history and analysis, general ledger, and royalty computation and record keeping. Services include the preparation of daily, weekly, and monthly reports pertaining to the particular applications desired by the client. Although some clients use only royalty processing, most subscribe to the full on-line publishing system offered by the Company.

     Currently, the Company manages virtually all the data processing requirements of one client with annual revenues of over $250 million. During the fiscal year ended October 31, 1996, the Company was awarded a contract to consolidate the data processing subsidiaries of a large European publishing holding company. Utilization of the Company's publishing system will allow this publishing company to close a large in-house data processing operation employing over 85 data processing personnel.

     Each of the Company's five largest book publishing clients, representing in the aggregate approximately 81.4% of the Company's total book publishing revenues and 9.1% of the Company's fiscal 1997 revenues, has contracts with the Company which expire between 1997 and 2001. These contracts are automatically renewed for varying terms unless prior written notice is given. These contracts specify the rates for the Company's services, which rates vary according to factors such as the volume and types of services used by each customer. An agreement has been reached with the publishing division's largest client to provide expanded services. The agreement expires June 30, 2001, however, the client has exercised an option to cancel after June 30, 1999 by paying a cash penalty.

     Financial Services

     The Company's Financial Services include customized management consulting, information processing services and administrative personnel support to corporate trust, stock transfer, corporate reorganization and merger/ acquisition clients.

     An example of the Company's customized Financial Services is its Corporate Reorganization Service which helps clients streamline the input and processing of information from various sources in order to reduce system and programming costs. Through this service, clients receive output information in their choice of mediums and formats and real-time, on-line inquiry capabilities during transaction processing. The Company's clients include leading financial services companies.

     Apparell Services

     The Company has designed a data processing system to serve the needs of soft goods importers and manufacturers, by providing them with accounting, billing, production data, and other information. The Company's systems give apparel companies the flexibility to outsource part or all of their data processing requirements. The Company's largest apparel industry customer, with sales of over $100 million per year, does not utilize an in-house computer system and relies on the Company for all its data processing requirements.

     The Company begins its relationship with each apparel client by conducting an extensive review of the client's business to determine data processing requirements, and a comprehensive data file is then established. The Company there after works closely with the client's personnel to increase their proficiency in the use of the system.

     Certain features of the Company's systems have industry specific application. The accounts receivable system provides on-line cash application with a heavy emphasis on credit checking and collections. The accounts payable subsystem provides on-line check writing, vendor checking, purchase entry, tracks units of fabric purchases and cutting tickets and provides information for general ledger posting. The order subsystem tracks clients' customers' orders, billing, cut and sold information, piece goods, cutting tickets, bills of materials and other items.

     The Company has also developed an electronic data interchange ("EDI") subsystem. This subsystem allows a vendor to receive orders and floor selling information from a retailer electronically and transmits invoices back to the retailer electronically. This subsystem also enables the vendor to satisfy the requirement of some chain stores to maintain an electronic product catalog accessible to the chain. The Company's EDI subsystem provides reports and on-line inquiry into orders and shipments, along with comprehensive floor selling reports. The EDI subsystem also provides automated Advance Ship Notices and interfaces with a stand-alone
     scanning system.   The EDI subsystem allows a small apparel manufacturer
     or importer to conform to the EDI requirements of various large retail chains and to continue as an approved vendor of those chains without having to acquire its own data processing and interchange capability.

     Consumer Products Services

     The Company provides sales data collection and other information processing services to consumer products companies. The Company develops distribution channel databases for the purpose of establishing information links between its clients and their trading partners. The Company processes sales, promotion and rebate information and provides custom management reports detailing distribution channel activity.

     Home Health Care Services

     The Company provides scheduling, claims processing, billing and payroll services to home health care organizations. The Company provides management reports which details personnel and all service information required by clients.

PAYROLL PROCESSING AND TAX SERVICES

For the fiscal year ended October 31, 1997, the Payroll Division provided automated payroll processing services and tax filing services to approximately 2,900 clients of all sizes, engaged in a wide variety of business with employees in all 50 states. The Company's largest payroll customers included a national leasing company and a Fortune 500 consumer products company. The Payroll Division was sold on December 19, 1997. (See "Recent Developments")

The Company's payroll services consisted primarily of the preparation of employee paychecks and direct deposit payments, along with the necessary supporting journals and other reports. The Company supplied each client with all quarterly and annual Social Security and Federal, state, and local withholding and employer tax reports to be filed by clients, W-2 statements for employees, complete records for each pay period, and quarterly historical earnings records for each employee. The Company also prepared statistical and audit reports, such as payroll and job cost distribution reports, welfare and pension fund reports, and a payroll audit report. The Company provided automated tax collection and filing services on behalf of clients, processing Federal, state, and local payroll withholding and employer taxes, remitting payments to the appropriate tax authorities when due. Direct deposit services were also performed where clients' employees authorized the service.

As escrow agent for its full service tax collection and filing service accounts and direct deposit clients, the Company earned interest on collected but unremitted funds. These funds were invested in high quality, low risk interest bearing instruments.

OTHER SERVICES

The Company provides a variety of customized data processing services designed to specific client requirements, such as ticket analysis provided for a major international airline in connection with its marketing efforts and frequent flier program. The Company also employs 95 key-entry operators to provide accurate and timely data entry and analysis services in connection with specific client projects. Data entry and analysis clients include the City of New York, a savings bank, a large insurance company, and a major university.

Customer Support and Training
-----------------------------

The Company provides a high degree of initial and continuing customer service and support, at a level which the Company believes generally exceeds industry standards. The Company believes that its focus on customer service and support has been, and will continue to be, a key factor in its high level of customer retention and growth in revenues. As of October 31, 1997, the Company dedicated 64 full-time employees, equal to approximately 22% of its information processing staff, to customer support and sales. The Company seeks to develop close, collaborative relationships with each client and to respond quickly to each client's needs.

The Company generally installs its own custom-configured computer terminals, printers, and communication equipment in its clients' offices. These are "on-line" with the Company's systems, linked by leased digital or analog data circuits. The Company assigns a service representative to each customer to supervise installation and to provide on-site training and continuing support. Upon installation, the Company provides initial training at the clients' business location and comprehensive user manuals. To maintain client proficiency, the Company offers refresher training periodically, according to customer needs.

Support is available at the customer site, or by telephone during business hours for system-related questions and general problem solving. Because many clients' terminals are on-line with the Company's computers, support personnel are able to communicate directly with them to diagnose errors, solve problems from software and hardware, and make software upgrades at any time. The Company maintains a quality assurance program which entails periodic testing of the Company's systems and services.

Marketing and Sales
-------------------

The Company currently targets its principal marketing efforts primarily to
(1) companies currently using outsourcing in the Company's current market areas of greater New York and northern New Jersey, and (2) companies in industries such as financial services, book publishing, apparel, and transportation where the Company already has a significant presence. The Company uses a direct-sales marketing approach in which its sales representatives solicit client appointments and make sales calls. Initial contact is made by a variety of methods, including mailings, telemarketing, and attendance at industry conventions and trade shows. The Company's sales representatives and marketing support staff analyze clients' requirements and prepare product demonstrations.

The Company's sales and marketing support staff includes 15 persons. Sales persons are generally paid a base salary plus a commission on sales generated. Sales and support staff are trained in the clients' technical requirements, industry operations, and customer relations such that, over the years the Company's customer support staff has developed particular expertise in training and assisting its clients' personnel in utilizing the Company's systems and programs. The Company places special emphasis on fulfilling its clients' requirements in a highly responsive fashion by utilizing a flexible approach and offering innovative solutions to complex situations and needs.

Product Development
-------------------

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. In each of the past two years the Company has spent between 2% and 4% of its gross revenues on systems development costs. The Company is committed to maintain its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop products characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and, in limited instances, by outside consultants.

Competition
-----------

Although the Company is not aware of other companies which provide as wide a range of services and customer support as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computing services companies and divisions of diversified enterprises, as well as the ability of existing and potential clients to install and operate their own computing equipment.
The Company knows of no reliable statistic by which it can determine the number of companies which provide computer outsourcing services. Among the best known of the Company's competitors are the outsourcing companies Computer Sciences Corp., Electronic Data Systems Corporation, IBM Corporation, and Perot Systems; as well as Automatic Data Processing, Inc., Ceridian, and Paychex, Inc., for automated payroll services. Aside from such major companies, both the outsourcing services and payroll services industries are fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.

Technological Change
--------------------

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

-----------------------------

During the year ended October 31, 1997, the Company invested $236,000 in new computer and communications equipment for continuing operations. The Company expects to be able to continue to purchase or lease state-of-the-art computer and communications equipment on acceptable terms.

Intellectual Property Matters
-----------------------------

The Company's systems and process are not protected by patents, or any registered copyright, trademark, trade names, or service marks. To protect its proprietary products and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's products and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. In spite of the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

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

The Company is experienced in handling confidential and sensitive client information, and maintains numerous security procedures to help ensure that the confidentiality of client data is maintained.

Compliance with Environmental Laws
----------------------------------

The primary environmental laws applicable to the Company relate to the recycling of paper, with which laws the Company believes it is in compliance.

Employees
---------

As of October 31, 1997, the Company had approximately 301 full-time and 15 part-time employees in the Information Processing Division, and 134 full-time employees in the Payroll Division. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

Insurance
---------

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


Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

The Company maintains offices and a computer center in a new facility of approximately 50,000 square feet in Leonia, NJ, under a lease which expires on December 31, 2008. In connection with this lease, the landlord agreed to reimburse the Company up to $800,000 for improvements and other costs. In addition, additional offices and a computer center are maintained on several floors in a New York City building where the Company has had a location since 1985, in a facility of approximately 30,500 square feet under a lease which also expires on December 31, 2008.

These two leases require aggregate minimum annual rental payments of approximately $1,383,000 plus operating expenses, and are subject to escalation. The Company's obligations under these leases are secured by a combination of a cash deposit and a letter of credit in the aggregate amount of $281,250.

In addition, the Company had real-estate leases at three locations in California, Massachusetts and Rhode Island of approximately 10,000 square feet each. Each of these leases was assumed by the buyer in connection with the sale of the Payroll Division.

The Company generally leases its equipment under standard commercial leases, in some cases with purchase options which the Company exercises from time to time. The Company's equipment is generally covered by standard commercial maintenance agreements.

The Company believes its current facilities are in good condition and will be adequate to accommodate its current volume of business plus increases anticipated over the next two years.

Item 3.   LEGAL PROCEEDINGS
          -----------------

There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition or results of operations of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON
          STOCK AND RELATED STOCKHOLDER MATTERS
          -------------------------------------

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol COSI. For the periods reported below, the following table sets forth the high and low bid quotations for the Common Stock as reported by NASDAQ-NMS.




                                                              BID
                                                 ----------------------------
                                                      High            Low
                                                      ----            ---
For the year ended October 31, 1996:

1st Quarter (November 1, 1995 - January 31, 1996)    $4.750         $3.250
2nd Quarter (February 1, 1996 - April 30, 1996)       4.500          3.000
3rd Quarter (May 1, 1996 - July 31, 1996)             6.375          3.500
4th Quarter (August 1, 1996 - October 31, 1996)       4.500          3.125

For the year ended October 31, 1997:

1st Quarter (November 1, 1996 - January 31, 1997)     4.500          2.875
2nd Quarter (February 1, 1997 - April 30, 1997)       6.000          3.750
3rd Quarter (May 1, 1997 - July 31, 1997)             5.500          3.938
4th Quarter (August 1, 1997 - October 31, 1997)       9.500          4.875

The closing price of the Company's Common Stock on NASDAQ-NMS on January 16, 1998 was $8-1/2 per share. The Company has approximately 94 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name".

The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings to finance growth. In addition, certain of the Company's agreements with its lenders restrict its ability to pay dividends.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Results of Operations
---------------------

On December 19, 1997, the Company sold the four subsidiaries comprising the Payroll Division. In the accompanying financial statements, all revenues and expenses of the Payroll Division have been classified as discontinued operations. The following disclosures relate to continuing operations.

Fiscal Year 1997 as Compared to Fiscal Year 1996
------------------------------------------------

For the year ended October 31, 1997, revenues increased $3,173,000 (15.0%) to $24,396,000, from $21,222,000 recorded in the year ended October 31, 1996. This increase resulted primarily from new contracts with higher contractual amounts than previously experienced.

Data processing costs increased $2,835,000 to $17,072,000 (70.0% of revenues) during the current year, compared to $14,236,000 (67.1% of revenues) in the prior year. Approximately half of this 2.9% increase as a percent of revenue can be attributed to approximately $369,000 less software costs deferred in 1997 versus 1996. In addition, the servicing of some of the revenues mentioned above was more labor-intensive, resulting in a decrease in overall profit margins. During fiscal 1998, the Company plans to consolidate certain of its data processing operations in an effort to improve profit margins.

Selling and promotion costs decreased $247,000 to $1,266,000, (5.2% of revenues) during the current year compared to $1,513,000 (7.1% of revenues) in the prior year. The decrease resulted from the consolidation of the sales and marketing efforts.

General and administrative expenses increased $278,000 to $4,623,000 (19.0% of revenues) in the current year as compared to $4,346,000 (20.5% of revenues) in the prior year. During 1997, the Company provided an additional accounts receivable reserve of $228,000 due to the default of a large processing client. In addition, during the fouth quarter of 1997, the Company moved its New Jersey location to a new facility in Leonia, NJ, incurring approximately $140,000 in moving costs. Excluding these two unusual events, general and administrative expenses would have decreased by approximately $90,000, primarily from $136,800 in reductions in professional fees and $112,500 in corporate administrative salaries.

Net interest expense decreased $91,000 to $206,000 in the current year, primarily due to $828,000 in payments during the year on various long term debts, partially offset by interest paid on amounts borrowed late in the year under the Company's line of credit.

After the provision for income taxes, the Company recorded a 38.1% increase in profit from continuing operations from $498,000 ($0.12 per share) for the year ended October 31, 1996, to $688,000 ($0.17 per share) for the year ended October 31, 1997. Had the Company not needed to provide the $228,000 reserve as discussed above, income per share from continuing operations would have been approximately $0.20 per share.

In discontinued operations, the pretax loss increased from $217,000 in 1996 to $291,000 in 1997. However, primarily as the result of the tax effect of increased income from non-taxable investments of client trust funds, the net loss from discontinued operations declined 23% from $165,000 ($0.04 per share) in the prior year to a loss of $127,000 ($0.03) in the current year.

Fiscal Year 1996 as Compared to Fiscal Year 1995
------------------------------------------------
Revenues increased 37.2% from $15,470,000 in the fiscal year ended October 31, 1995 to $21,222,000 in the fiscal year ended October 31, 1996. The increase in revenue is largely a result of the acquisition of MCC Corporation ("MCC") in June of 1995.

Data processing costs increased from $10,089,000 in fiscal 1995 to $14,236,000 in fiscal 1996, and increased 1.9% as a percentage of revenues. The increase in data processing costs, as well as the increase as a percentage of revenues is the result of higher processing costs at MCC.

Selling and promotion expenses increased 2.1% as a percentage of revenues, from $1,483,000 in fiscal 1995 to $1,513,000 in fiscal 1996. An increase of $320,000 is attributable to the timing of the acquisition of MCC, offset by a savings at the original Information Processing operation of $292,000.

General and administrative expenses were nearly identical in 1996 and 1995, but decreased 7.6% as a percentage of sales.

Net interest expense increased from $184,000 in fiscal 1995 to $297,000 in fiscal 1996. This was attributable to interest expense from the higher level of debt incurred to fund the acquisitions of MCC and a payroll processing company, as well as a decrease in interest income from levels generated in fiscal 1995 by the excess proceeds from the Company's public offering, as those funds were also used for acquisitions.

After a tax provision of $332,000, the Company recorded a profit from continuing operations of $498,000 ($0.12 per share) for the year ended October 31, 1996, compared to a loss of $417,000 ($0.10 loss per share) for the year ended October 31, 1995.

The loss from discontinued operations declined 25% from $219,000 ($0.06 per share) in the prior year to a loss of $165,000 ($0.04) in the current year. The decrease in the after-tax loss was primarily the result of the tax effect of increased income from non-taxable investments of client trust funds.


Liquidity and Capital Resources
-------------------------------
During Fiscal 1997, management focused on the consolidation and integration of the acquisitions made in prior years. The Company continues to invest in its businesses through the development of new products and the enhancement of existing products. During the year ended October 31, 1997, the Company obtained net cash of $1,427,000 from continuing operations principally by generating $2,211,000 in income from continuing operations before deductions for depreciation, amortization, and deferred taxes and used net cash of $123,000 in discontinued operations. It also used $181,000 for a security deposit for its new facility in Leonia and experienced an increase of $853,000 in accounts receivable from increased revenues. In the aggregate, the Company's investing activities used $949,000, including an investment of $410,000 for the purchase of equipment and $459,000 for product enhancements. In its financing activities, the Company used $240,000 principally to repay long-term debt and capital leases, net of borrowings on the Company's line of credit.

As of October 31, 1997, the Company had cash and cash equivalents of $972,000 and working capital of $6,680,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 2.20 to 1, and the ratio of liabilities to equity was 0.58 to 1.

The Company is indebted to a bank for a term loan as part of an agreement (the "Agreement") under which three loans aggregating $2,620,000 were used for acquisitions. The Agreement, last amended on March 20, 1997, provides for monthly principal and interest payments through May 2000. The loan bears interest, at the Company's option, at either the Adjusted Eurodollar Rate plus 2.25%, or the bank's prime rate. The rate in effect at October 31, 1997 is 8.5%. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

The Agreement requires the Company to meet certain financial covenants relating to, among other things, maximum levels amounts due from the officers of the Company. As of October 31, 1997, the Company was not in compliance with this covenant. On January 26, 1998, the Company received a waiver from the bank covering the affected covenant.

In March 1997, the Company and the bank entered into an additional agreement for a revolving line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on outstanding balances under this line of credit may, at the Company's option, be at either of the rates discussed above. The rate in effect at October 31, 1997 is 8.5%. The line of credit expires on April 30, 1998.

On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of
New Jersey, Inc., and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $12,900,000, of which $12,150,000 was in cash and $750,000 was in the form of a note from the Buyer. The note is due on July 15, 1999 and requires quarterly payments of interest at 8.5% per annum. The amount received at closing includes $1,440,000 for a three-year covenant not to compete. As part of the transaction, the Company agreed to maintain and manage the Pay USA direct deposit account until January 31, 1998, or until the Buyer has established their own account, whichever is sooner. The Company further agreed to maintain a $6,500,000 certificate of deposit at the bank as security until the Pay USA direct deposit account is no longer managed by the Company.

The terms of the Sale also provide for an additional payment by the Buyer of up to $1,500,000, which amount is contingent on the revenue of Pay USA for the three months following the sale, and is also subject to adjustment based on a final determination of the amounts of assets and liabilities transferred at December 19, 1997.

The Company will recognize a pretax gain of approximately $3,322,000 after recording various costs of the transaction amounting to approximately $2,133,000. These costs include the assumption of certain contractual obligations related to the original acquisitions, agreements to pay certain employment agreements, and various professional fees. Income related to the $1,440,000 covenant not to compete will be recognized over the three-year term. Any contingent payment made by the Buyer will be recognized as income in the period received.

Of the cash received, $1,713,509 was used to repay the bank for the term loan and the outstanding balance on the line of credit (including interest accrued). The Company intends to use the remainder of the proceeds primarily for acquisitions, but has no current plans for an acquisition at this time.

Certain of the Company's computer systems may need to be reprogrammed to correct what is known as the Year 2000 Problem ("Y2K"). This is a condition whereby the program does not properly interpret a two-digit year, reading '00' as 1900 rather than 2000. The Company is formulating a plan to review and correct its operating systems during fiscal 1998. In 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus,
EITF Issue No. 96-14, that internal and external costs specifically associated with modifying internal-use computer software for the year 2000 should be charged to expense as incurred. The Company will conform to this procedure when it incurs Y2K costs.

Management believes that its cash flow from operations will be sufficient to fund the Company's operations for at least the coming year.

Forward Looking Statements
--------------------------

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to factors such as incomplete or preliminary information or changes in government regulation and policies. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

New Financial Accounting Standards
----------------------------------

During 1997, the Financial Accounting Standards Board issued the following pronouncements: Statement of Financial Accounting Standards No. 128, "Earnings per Share", and Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company will adopt these pronouncements in the fiscal year beginning November 1, 1997. Adoption of these pronouncements will not have a significant impact on the Company.

Item 7.   FINANCIAL STATEMENTS
          --------------------

The Financial Statements and Notes thereto are set forth beginning at page 22 of this Report.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------------------

None.

                               PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------
Item 10.  EXECUTIVE COMPENSATION
          ----------------------
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The foregoing four Items of Part III are incorporated by reference to the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be filed no later than February 28, 1998.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorporated by reference to the Company's Registration Statement on Form SB-2
     (No. 33-53888NY).

     Exhibit No.         Description

       3.1               * Restated Certificate of Incorporation

       3.2               * Amended and Restated By-Laws

      10.1 * Option Agreement dated May 10, 1990 between the Company, Zach Lonstein ("Lonstein"), and Stanley Berger ("Berger").

      10.2 * Option Agreement dated June 15, 1990 between the Company and Lonstein and Annex to Option Agreement, and Letter Agreement dated December 11, 1992 amending the Option Agreement.

      10.3 * $150,000 Promissory Note dated October 2, 1992 to the order of Robert D. Goldstein.

      10.4 Employment Agreement dated as of January 1, 1995 between the Company and Lonstein, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

      10.5A * Consulting Agreement dated November 1, 1992 between the Company and Berger.

      10.5B Consulting Agreement Amendment dated as of October 31, 1994 between the Company and Berger, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

      10.6 * Lease dated January 14, 1991 between the Company and G-H-G Realty Company.

      10.7A $200,000 Letter of Credit dated September 27, 1993 issued by Israel Discount Bank of New York ("IDB") on behalf of the Company in favor of G-H-G Realty Company, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

      10.7B Amendment to the IDB Letter of Credit reducing the amount to $100,000.

      10.8 Lease dated June 2, 1997 between the Company and Leonia Associates, LLC.

Exhibit No.         Description

     10.9 1992 Stock Option and Stock Appreciation Rights Plan, as amended by the stockholders of the Company at the Annual Meeting held on May 5, 1997, incorporated by reference to the Company's Registration Statement on Form S-8, filed on July 17, 1997.

     10.10 Merger Agreement dated May 4, 1993 between the Company, New England Data Services, Inc. ("NEDS") and certain of its stockholders, as amended June 22, 1993 - Incorporated by reference to the Company's Current Report on Form 8-K filed on August 26, 1993.

     10.11 Merger Agreement dated May 18, 1994 by and among the Company, Daton Data Processing Services, Inc. ("Daton"), Anton P. Donde, and Anton and Detta L. Donde as Trustees - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

     10.13 Asset Purchase Agreement dated April 27, 1995 by and among the Company, Key-ACA Inc. ("ACA"), Eugene B. Monosson, and Earl G. Phillips, Jr. - Incorporated by reference to a Current Report on Form 8-K filed by the Company on May 10, 1995.

     10.14 Stock Purchase Agreement dated as of May 31, 1995 by and among the Company and "K" Line America, Inc. ("K-Line") - Incorporated by reference to a Current Report on Form 8-K filed by the Company on June 22, 1995.

     10.15 Escrow Agreement dated June 8, 1995 between the Company, K-Line, Lonstein, and Chemical Bank, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1995.

     10.16 Letter agreement between the Company and K-Line, amending the terms of the Stock Purchase Agreement and associated Note, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for April 30, 1996.

     10.17 Agreement of Sale between the Company, Zurich Payroll Solutions, Ltd, Daton, NEDS, ACA, and Pay USA of New Jersey, Inc., dated December 19, 1997, incorporated by reference to a Current Report on Form 8-K filed by the Company on January 5, 1998, and amended January 23, 1998.

     21             List of Subsidiaries of the Company

     23             Consent of Deloitte & Touche, LLP

     27             Financial Data Schedule only.

(b)  Reports on Form 8-K

     On January 5, 1998, the Company reported the sale of its Payroll Division on a Current Report on Form 8-K, and subsequently filed Form 8-K/A which included pro forma financial information required by Item 7.


                          [The rest of this page is blank.]

                          SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMPUTER OUTSOURCING SERVICES, INC.

                                           /s/
January 28, 1998           --------------------------------------------------
                           Zach Lonstein - Chief Executive Officer

                                           /s/
January 28, 1998           --------------------------------------------------
                           Laurence Carpenter - Chief Financial Officer and
                                                controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /s/
January 28, 1998           --------------------------------------------------
                           Zach Lonstein - Chairman of the Board of Directors

                                           /s/
January 28, 1998           --------------------------------------------------
                           Jeffrey R. Millman  - Director

                                           /s/
January 28, 1998           --------------------------------------------------
                           Robert B. Wallach - Director

                                           /s/
January 28, 1998           --------------------------------------------------
                           John C. Platt - Director

                                           /s/
January 28, 1998           --------------------------------------------------
                           Howard Waltman - Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Computer Outsourcing Services, Inc. and subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Computer Outsourcing Services, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


         /s/
---------------------
Deloitte & Touche LLP
New York, New York
January 9, 1998 (January 26, 1998 as to note 6a)

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS





                                                        October 31,
                                             --------------------------------
                                                 1997                1996
                                             ------------        ------------
                   ASSETS

Current Assets:

    Cash and cash equivalents .............  $    972,459        $   857,204

    Trade accounts receivable, net of
      allowance for doubtful accounts of
      $111,577 and $278,161 ...............     3,990,630          3,163,221

    Refundable income taxes ...............          -                62,989

    Net assets of discontinued operations
      (Note 12) ...........................     6,071,333               -

    Prepaid expenses and other current
      assets ..............................     1,223,759            592,716
                                              -----------        -----------
                                               12,258,181          4,676,130
                                              -----------        -----------
Property and Equipment, net (Note 2) ......     2,578,071          2,122,638
                                              -----------        -----------

Other Assets:

    Deferred software, net (Note 3) ........    1,545,935          1,499,212

    Intangibles, net (Note 4) ..............    2,715,993          2,524,788

    Due from related parties, net (Note 5) .      176,295            152,822

    Net non-current assets of dscontinued
      operations (Note 12) .................         -             6,250,703

    Security deposits and other non-current
      assets ..............................       523,797            632,686
                                              -----------        -----------
                                                4,962,020         11,060,211
                                              -----------        -----------
    TOTAL ASSETS ..........................   $19,798,272        $17,858,979
                                              ===========        ===========


                 See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        October 31,
                                             --------------------------------
                                                 1997                1996
                                             ------------        ------------
    LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable ......................  $  1,246,516        $ 1,128,391
    Current portion of long-term debt
      (Note 6) ............................     2,297,546          1,037,664
    Current portion of capitalized lease
      obligations (Note 7) ................        23,034             61,213
    Accrued expenses and taxes ............     1,779,672          1,195,459
    Net current liabilities of discontinued
      operations (Note 12) ................          -               175,370
    Customer deposits and other current
      liabilities .........................       231,699            265,881
                                             ------------        -----------
                                                5,578,467          3,863,978
                                             ------------        -----------
Long-term Liabilities:

    Long-term debt (Note 6) ...............  $    252,577        $ 1,629,234
    Capitalized lease obligations (Note 7).        19,414             18,727
    Deferred income taxes (Note 8) ........       645,910            614,448
    Stock option obligation (Note 11) .....          -               133,146
    Deferred lease incentives (Note 1) ....       762,841               -
                                             ------------        -----------
                                                1,680,742          2,395,555
                                             ------------        -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' Equity (Note 9):

    Preferred stock, $0.01 par value;
      1,000,000 shares authorized, none
      issued ..............................          -                  -
    Common stock, $0.01 par value;
      7,000,000 shares authorized; shares
      issued and outstanding, 3,826,104
      and 3,734,850 .......................        38,261             37,348
    Additional paid-in capital ............     9,595,789          9,233,952
    Retained earnings .....................     2,905,013          2,363,278
    Deferred costs arising from a financing
      and consulting agreement (Note 5) ...          -               (35,132)
                                              -----------        ------------
                                               12,539,063         11,599,446
                                              -----------        ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY ................   $19,798,272        $17,858,979
                                              ===========        ============
                   See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Years Ended October 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------  -----------

REVENUES ............................................ $24,395,644  $21,222,248
                                                      -----------  -----------
COSTS and EXPENSES:
  Data processing costs .............................  17,071,706   14,236,318

  Selling and promotion costs .......................   1,266,047    1,513,131

  General and administrative costs ..................   4,623,478    4,345,559

  Interest expense, net of interest income  .........     206,330      297,035
                                                      -----------  -----------
                                                       23,167,561   20,392,043
                                                      -----------  -----------
Income from continuing operations before
  provision for income taxes ........................   1,228,083      830,205

Provision for income taxes (Note 8) .................     539,700      331,731
                                                      -----------  -----------
Income from continuing operations ...................     688,383      498,474

Loss from discontinued operations (Note 12) .........    (127,054)    (165,000)
                                                      ------------ ------------

NET INCOME .......................................... $   561,329  $   334,474
                                                       ===========  ===========

INCOME (LOSS) PER COMMON SHARE (Note 1):

Income from continuing operations ................... $      0.17  $      0.12

Loss from discontinued operations ...................       (0.03)       (0.04)
                                                       -----------  -----------
Net income .......................................... $      0.14  $      0.08
                                                       ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......   3,995,879    3,791,648
                                                       ===========  ===========



                See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Years Ended October 31,
                                                      ------------------------
                                                          1997        1996
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations ................... $   688,383  $   498,474
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization .....................   1,491,527    1,133,631
  Deferred income taxes .............................      31,462       95,118
  Decrease/(increase) in:
    Trade accounts receivable .......................    (852,604)     127,107
    Refundable taxes ................................      62,989      351,570
    Prepaid expenses and other current assets .......    (631,040)     (95,318)
    Security deposits and other noncurrent assets ... (133,714) (14,694) Increase/(decrease) in:
    Accounts payable ................................     196,910       56,393
    Accrued expenses and taxes ......................     607,608     (259,015)
    Customer deposits and other current liabilities .     (34,182)    (151,408)
                                                       -----------  -----------
Net cash provided by operating activities ...........   1,427,339    1,741,858
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................    (409,708)    (372,754)
  Disposal of equipment .............................       2,074       53,375
  Settlement of contingencies relating to acquisitions    (83,322)     (97,614)
  Increase in deferred software costs ...............    (458,517)    (828,156)
                                                       -----------  -----------
Net cash used in investing activities ................ $ (949,473) $(1,245,149)
                                                       -----------  -----------







         See Notes to Consolidated Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Continued)

                                                       Years Ended October 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ......................  $(1,305,474) $(1,140,880)
  Repayments by/(advances to) related parties, net .      (23,473)      46,459
  Exercises of stock options .......................       61,106         -
  Proceeds from borrowings of long term debt .......    1,100,000      150,000
  Repayments of capital lease ......................      (71,716)     (84,355)
                                                       -----------  -----------
Net cash used in financing activities ..............     (239,557)  (1,028,776)
                                                       -----------  -----------
Net cash provided by/(used in) continuing operations      238,309     (532,067)


CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations ..................     (127,054)    (165,000)
Adjustments to reconcile loss from discontinued
  operations to cash provided by discontinued
  operations:
    Depreciation and amortization ..................      961,870      811,600
    Increase in net assets of discontinued operations    (957,870)    (499,395)

                                                       ----------- ------------
Net Cash (used in)/provided by discontinued opeations    (123,054)     147,205
                                                       ----------- ------------
Net increase/(decease) in cash and cash equivalents       115,255     (384,862)
Cash and cash equivalents at the beginning of the year    857,204    1,242,066
                                                       ----------- ------------
Cash and cash equivalents at the end of the year ...  $   972,459  $   857,204
                                                       ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest expense .................................  $   323,550  $   404,150
                                                       ===========  ===========
  Income taxes .....................................  $    91,958  $    48,391
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
New capitalized leases for data processing equipment  $    34,222  $     7,025
                                                       ===========  ===========

During 1997 and 1996, $19,594 and $46,812 (net of tax benefits), respectively, were accreted through a charge to retained earnings in connection with a stock option (Note 11).


                   See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Deferred
                                                                                              Costs in
                                                                                             Connection
                                                                                                with a
                                                                                              Financing/
                                Common       Par       Stock        Paid in      Retained     Consulting
                                Shares       Value     Issuable     Capital      Earnings     Agreement       Total
                              ----------   ---------   ---------   ----------   ----------   -----------   -----------
Balances, October 31, 1995 ..  3,627,499    $36,275    $153,000    $8,752,637   $2,076,615     ($70,262)   $10,948,265

Stock issued in connection
  with contingent considera-
  tion (Note 11) ............     23,906        239    (153,000)      152,761         -            -              -

Exercises of stock options
  (Notes 9 & 11) ............     83,445        834        -          328,554         -            -           329,388

Amortization of deferred
  costs in connection
  with a financing and
  consulting agreement
  (Note 5) ..................       -          -           -             -            -          35,130         35,130

Accretion in connection with
  stock option obligation,
  net (Note 11) .............       -          -           -             -         (46,812)        -           (46,812)

Net income ..................       -          -           -             -         333,475         -           333,475
                              -----------------------------------------------------------------------------------------
Balances, October 31, 1996 ..  3,734,850    $37,348        -       $9,233,952   $2,363,278     ($35,132)   $11,599,446

Stock issued for services ...     22,000        220        -           89,155         -            -            89,375

Exercises of stock options
  (Notes 9 and 11) ..........     69,254        693        -          272,682         -            -           273,375

Amortization of deferred
  costs in connection with
  a financing and consulting
  agreement (Note 5) ........       -          -           -             -            -          35,132         35,132

Accretion in connection with
  stock option obligation,
  net (Note 11) .............       -          -           -             -         (19,594)        -           (19,594)

Net Income ..................      -          -           -             -         561,329         -           561,329
                              -----------------------------------------------------------------------------------------
Balances, October 31, 1997     3,826,104    $38,261        -       $9,595,789   $2,905,013         -       $12,539,063
                              =========================================================================================

               See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries ("the Company") provide comprehensive data processing services to commercial and industrial clients and payroll processing services to a diversified client base. On December 19, 1997, the Company sold its payroll processing division (Note 12).

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and significant intercompany transactions have been eliminated.

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

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over their estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or their estimated useful lives.

     When property and equipment is disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income.

     SOFTWARE - Software that has been purchased is included in Property and Equipment and is amortized using the straight line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such costs are amortized using the straight-line method over the life of the related customer contract or three to five years, whichever is shorter.

     INTANGIBLE ASSETS - The excess of cost over net assets of acquired businesses ('goodwill') is amortized using the straight-line method over 20 years. Other intangible assets, primarily customer lists, are amortized using the straight-line method over their estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

     DEFERRED LEASE INCENTIVES - In connection with a new facilities lease, the landlord agreed to reimburse the Company up to $800,000 for improvements and other costs. Such amounts are recorded as incurred and are being amortized as a reduction of rent expense over the life of the lease (Note 11).

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

     INCOME/(LOSS) PER COMMON SHARE - Income/(loss) per common share is computed using the weighted average number of common shares outstanding during each period plus the dilutive effect of common stock equivalents. Income from continuing operations and net income per common share for the years ended October 31, 1997 and 1996 has been adjusted to reflect $19,594 and $46,812, respectively, in accretion (net of income tax benefit) arising in connection with an option (Note 11). Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding.

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

     The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows:

                                  October 31, 1997         October 31, 1996
                              ------------------------ ------------------------
                                Carrying   Estimated     Carrying   Estimated
                                 Amount    Fair Value     Amount    Fair Value
                              -----------  ----------- -----------  -----------
ASSETS:

Cash .......................  $  189,876  $  189,876   $  611,519   $  611,519

Short-term interest-bearing
  investments ..............     782,583     782,583      245,685      245,685

Trade accounts receivable,
  net ......................   3,990,630   3,990,630    3,163,221    3,163,221

LIABILITIES:

Accounts payable, accrued
    expenses and taxes, and
    customer deposits and
    other current liabilities  3,257,887   3,257,887    2,589,731    2,589,731

Notes payable, bank ........     968,750     968,750    1,586,253    1,586,253

Acquisition note ...........     630,483     625,778      840,645      814,780

Revolving line of credit ...     850,000     850,000         -            -

Note payable, former director       -           -         150,000      146,270

Other borrowings ...........     100,890     100,158       90,000       83,414

Stock option obligation ....        -           -         133,146      154,116

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

RECLASSIFICATIONS - Certain reclassifications were made to the 1996 financial statements to conform with the current year presentation (Note 12).

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                              October 31,          Depreciable
                                      ---------------------------     Lives
                                          1997            1996       (Years)
                                      -----------     -----------  -----------
     Computer equipment ............  $ 3,456,316     $ 3,219,237       5
     Computer equipment held under
       capital leases (Note 8) .....    1,278,669       1,244,447       5
     Furniture and office equipment       489,434         431,993       7
     Leasehold improvements ........    1,084,410         307,379       *
     Purchased software ............      450,498         346,500       5
     Vehicles ......................       17,318          21,466       3
                                      -----------     ------------
                                        6,776,645       5,571,022
     Less accumulated depreciation
       and amortization ............   (4,198,574)     (3,448,384)
                                      ------------    ------------
                                      $ 2,578,071     $ 2,122,638
                                      ============    ============

     *Shorter of the useful life or the length of the lease.

     Depreciation and amortization in continuing operations was $798,691 and $698,482 for the years ended October 31, 1997 and 1996, respectively.

3.   DEFERRED SOFTWARE COSTS

     Deferred software costs consist of the following:
                                                        October 31,
                                              -------------------------------
                                                  1997               1996
                                              -----------        -----------
     Costs of internally-developed software
       and enhancements ....................  $ 2,731,358        $ 2,272,842
     Accumulated amortization ..............   (1,185,423)          (773,629)
                                              ------------       ------------
                                              $ 1,545,935        $ 1,499,213
                                              ============       ============

     Amortization of deferred software costs charged to continuing operations for the years ended October 31, 1997 and 1996 were $411,794 and $239,037, respectively.

4.   INTANGIBLES

     Intangible assets consist of the following:
                                                        October 31,
                                              -------------------------------
                                                  1997               1996
                                              -----------        -----------
     Excess of cost of investments over
       net assets acquired .................  $ 2,058,592        $ 2,038,742
     Customer lists ........................    1,280,488            873,274
                                              -----------        ------------
                                                3,339,080          2,912,016
     Less accumulated amortization .........     (623,087)          (387,228)
                                              ------------       ------------
                                              $ 2,715,993        $ 2,524,788
                                              ============       ============

     Amortization charged to continuing operations was $235,859 and $190,649 for the years ended October 31, 1997 and 1996, respectively.

5.   RELATED PARTY TRANSACTIONS

     Due from/(to) related parties consists of the following:

                                                        October 31,
                                              -------------------------------
                                                  1997               1996
                                              -----------        -----------

     Due from the Chairman & Chief Executive
     Officer and controlling shareholder,
     bearing interest at prime plus 1% per
     annum, repayable on demand ............  $  81,443          $  100,352

     Due from consultant (Note 11) .........     39,352              52,470

     Due from the President, bearing interest
     at prime, repayable on demand; repaid
     on December 24, 1997 ..................     55,500                -
                                              ---------          ----------
                                              $ 176,295          $  152,822
                                              =========          ==========

     The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chief Executive Officer.

     As compensation for providing a personal guarantee of certain acquisition indebtedness to the selling shareholder of a company acquired in 1995, the Company's Chief Executive Officer was granted a per annum fee of 3% of the $1,000,000 original value of such guarantee for such period as the guarantee remains in effect. Such fee is being paid in the form of a monthly reduction in the Chief Executive Officer's existing indebtedness to the Company (Note 6).

     As part of a line of credit, the Company was obligated to a former director in the amount of $150,000. The note was repaid on the due date of October 1, 1997 (Note 6).

     As inducements for the director to enter into the above agreement: (a) the Company's controlling stockholder guaranteed repayment of the note, and
     (b) the controlling stockholder and another employee sold an aggregate of 65,550 shares of Common Stock to the director for $54,928, or $0.838 per share. This transaction gave rise to a deferred charge of $174,496, representing the difference between the selling price of the shares and management's estimate of the fair value at the time of the transaction. This deferred charge was amortized over the five year period ended
     October 31, 1997 on a straight-line basis.

     During the fiscal year ended October 31, 1996, the Company paid $30,000 (plus expenses) to a firm controlled by the former director for various public relations services.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        October 31,
                                              -------------------------------
                                                  1997               1996
                                              -----------        -----------
     Term loan (a)(d) .....................   $   968,750        $ 1,586,253
     Revolving line of credit (b)(d) ......       850,000               -
     Note payable issued in connection with
       an acquisition (c) .................       630,483            840,645
     Note payable, former director (Note 5)          -               150,000
     Notes payable, other .................       100,890             90,000
                                              ------------       ------------
                                                2,550,123          2,666,898
     Less current portion .................    (2,297,546)        (1,037,664)
                                              ------------       ------------
                                              $   252,577        $ 1,629,234
                                              ============       ===========

     (a) The Company is indebted to a bank for a term loan as part of an agreement (the "Agreement") under which three loans aggregating $2,620,000 were used for acquisitions. The Agreement, last amended on March 20, 1997, provides for monthly principal and interest payments through May 2000. The loan bears interest, at the Company's option, at either the Adjusted Eurodollar Rate plus 2.25%, or the bank's prime rate. The rate in effect at October 31, 1997 is 8.5%. Substantially all of the assets of the Company are pledged as collateral for this indebtedness.

          The Agreement requires the Company to meet certain financial covenants relating to, among other things, maximum amounts due from the officers of the Company. As of October 31, 1997, the Company was not in compliance with this covenant. On January 26, 1998, the Company received a waiver from the bank covering the affected covenant.

     (b) In March 1997, the Company and the bank entered into an additional agreement for a revolving line of credit whereby the Company may borrow up to an additional $1,500,000. Interest on outstanding balances made under this line of credit may, at the Company's option, be at either of the rates discussed above. The rate in effect at October 31, 1997 is 8.5%. The line of credit expires on April 30, 1998.

     (c) In connection with the acquisition of MCC Corporation as of June 1, 1995, the Company became obligated for a note of $840,645, payable in installments through February 1, 1999. Interest of 7.5% per annum is payable quarterly in arrears. This note is collateralized by 310,000 shares of the Common stock of the Company which are personally owned by the Company's Chief Executive Officer (Note 5).

     (d) On December 19, 1997, utilizing the proceeds from the sale of the Payroll Division (Note 12), the Company repaid the term loan and the outstanding balance on the line of credit.

          Aggregate maturities of long-term debt are as follows, including the early payments of the term loan and the line of credit noted above:

                            Years Ending
                             October 31,
                            ------------
                                1998      $ 2,297,546
                                1999          241,151
                                2000           11,426
                                          -----------
                                          $ 2,550,123
                                          ===========

7.   CAPITALIZED LEASE OBLIGATIONS

     The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time. Assets held under capitalized lease agreements are reflected in property and equipment as capital leases.

     Minimum future lease payments under capitalized leases are as follows:

                     Years Ending October 31:
                 --------------------------------------
                                                1998     $   26,616
                                                1999         20,026
                                                2000            295
                                                         ----------
                                                             46,937
                 Less amount representing interest .....     (4,489)
                                                         -----------
                 Present value of net minimum
                   lease payments ......................     42,448
                 Less current maturities ...............    (23,034)
                                                         -----------
                 Long-term obligations under
                   capital leases ...................... $   19,414
                                                         ===========

8.   INCOME TAXES

     The provision for income taxes on continuing operations consists of:


                                                       October 31,
                                          -----------------------------------
                                                1997               1996
                                          ----------------   ----------------
     Current:
       Federal ..........................    $  381,405          $   96,361
       State and local ..................       126,833             140,252
     Deferred ...........................        31,462              95,118
                                             ----------          ----------
                                             $  539,700          $  331,731
                                             ==========          ==========


     A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:


                                                       October 31,
                                          -----------------------------------
                                                1997               1996
                                          ----------------   ----------------

     Tax provision computed at statutory
       rate .............................    $  417,548         $  282,270
     Increase/(decrease) in taxes
       resulting from:
     State and local income taxes, net
       of federal income taxes ..........        83,710             28,141
     Amortization of excess of cost over
       net assets of acquired companies..        30,100             29,155
     Other, net .........................         8,342             (7,835)
                                             ----------         -----------
                                             $  539,700         $  331,731
                                             ==========         ===========

     Temporary differences which give rise to net deferred tax liabilities are as follows:

                                                       October 31,
                                          -----------------------------------
                                                1997               1996
                                          ----------------   ----------------
     Deferred tax liabilities:

     Depreciation ......................    $  130,500         $  413,128
     Deferred software costs ...........       695,653            678,835
                                            ----------         ----------
                                               826,153          1,091,963
                                            ----------         ----------

     Deferred tax assets:

     Lease transactions ................       (55,580)          ( 80,712)
     Intangibles .......................         5,046            (33,238)
     Deferred compensation .............       (52,159)           (52,158)
     Allowance for doubtful accounts ...       (54,055)          (122,386)
     Reserves ..........................       (23,495)           (23,495)
     Net operating loss carryovers .....          -              (165,526)
                                            -----------        -----------
                                              (180,243)          (477,515)
                                            -----------        -----------
     Net deferred tax liabilities ......    $  645,910         $  614,448
                                            ===========        ===========

9.   STOCKHOLDERS' EQUITY

     COMMON STOCK - The Company is authorized to issue up to 7,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor, and upon the liquidation, dissolution , or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

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

     WARRANTS - The Underwriters of the Company's initial public offering were issued warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock, at an exercise price per share of $6.30. These warrants will expire January 20, 1998.

     In September 1994, in connection with a consulting arrangement, the Company issued warrants to purchase an original aggregate of 75,000 shares of common stock. After giving effect to certain anti-dilutive provisions of the Warrants, they are currently exercisable at $5.00 per share for 50,000 shares and at $6.24 per share for 25,240 shares. The consultant has the right to require the Company to register these shares with the Securities and Exchange Commission.

     On June 27, 1995, in connection with a consulting agreement, the Company issued a warrant to purchase 75,000 shares of common stock for $5.00 per share. The warrant grants the holder certain "piggy-back registration" and other rights. This Warrant expires June 27, 2000.

     STOCK OPTION PLAN - In September 1992, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of up to 350,000 shares of common stock. On May 5, 1997, the Company's shareholders approved an amendment to the Plan increasing the maximum number of shares issuable thereunder to 1,200,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of
     1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company. The Plan is administered by a compensation committee consisting of two disinterested directors who determine those individuals to whom options will be granted, the time period during which the options or rights may be exercised, the number of shares of common stock which may be purchased under each option, and the option exercise price.

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

     Activity during the past two years with respect to the Plan is as follows:

                                                                   Weighted
                                                                   Average
                                  Number of     Exercise Price     Exercise
                                   Options          Range            Price
                               -------------- ------------------ ------------

     Options outstanding,
       October 31, 1995 .......    453,900       $3.81 - $5.88       $4.65
         Options granted ......    277,750        3.63 -  4.68        3.85
         Options canceled .....    (21,350)       4.00    5.88        4.64
                                   --------
     Options Outstanding,
       October 31, 1996 .......    710,300        3.63 -  5.88        4.34
         Options granted ......    226,300        3.25 -  7.88        4.23
         Options exercised ....    (29,254)       3.63 -  5.88        3.95
         Options cancelled ....    (57,448)       3.63 -  5.88        3.86
                                   --------
     Options outstanding,
       October 31, 1997 .......    849,898        3.25 -  7.88        4.42
                                   =======
     Options exercisable,
       October 31, 1997 .......    578,764
                                   =======
     Options exercisable,
       October 31, 1996 .......    369,500
                                   =======

     The Company accounts for options granted under the Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma income/(loss) and pro forma income/(loss) per common share for fiscal 1997 and 1996, respectively, would be as follows:


                                      1997                      1996
                             ----------------------    ----------------------
                             Historical   Pro Forma    Historical   Pro Forma
                             ----------   ---------    ----------   ---------
     Income from continuing
       operations .........  $ 688,383    $ 619,033    $ 498,474    $ 467,985

     Loss from discontinued
       operations .........   (127,054)    (127,054)    (165,000)    (165,000)
                             ----------   ----------   ----------   ----------
     Net income ...........  $ 561,329    $ 491,979    $ 333,474    $ 302,985
                             ==========   ==========   ==========   ==========

     Income/(loss) per
       common share:

     Income from continuing
       operations .........  $    0.17    $    0.15    $    0.12    $    0.11

     Loss from discontinued
       operations .........      (0.03)       (0.03)       (0.04)       (0.04)
                             ----------   ----------   ----------   ----------
     Net income ...........  $    0.14    $    0.12    $    0.08    $    0.07
                             ==========   ==========   ==========   ==========

     All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 1997 and 1996 was $382,977 and $421,516, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: a risk-free interest rate ranging from 6.0% to 6.5%; expected lives ranging from 0.5 to 4.0 years; and expected volatility ranging from 43.4% to 61.0%.

     In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 66,555 were exercised prior to October 31, 1995, 83,445 during the year ended October 31, 1996, and 40,000 during the current fiscal year. At October 31, 1997, 100,000 are currently exercisable.

10.  RETIREMENT PLANS                                              PAGE 40 OF 44

     The Company maintains two 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 1997 and 1996, the Company did not make any matching contributions.

11.  COMMITMENTS AND CONTINGENCIES

     CONTINGENT ACQUISITION PAYMENTS - In connection with an acquisition in 1990, the Company issued an option to purchase up to 190,000 shares of the Company's common stock for an aggregate purchase price of $1,900. The Company was further required to purchase the option for $750,000, subject to adjustment for prior partial exercises, in the event of a proposed sale of all or substantially all of the Company's assets, or in event of the holder's death (the "Put"). The difference between the present value of the option as originally recorded in 1990 and the Put amount was accreted through periodic charges to retained earnings using the interest method. As of October 31,1997, the holder had exercised all 190,000 shares, terminating the Company's obligation under the Put. For the years ended October 31, 1997 and 1996, $19,594 and $46,812, respectively, were accreted.

     In connection with an acquisition in April 1993, the Company is obligated for contingent payments based on revenues of the acquired company. For the fiscal years ended October 31, 1997 and 1996, contingent payments were $63,472 and $159,776, respectively. The obligations at October 31, 1997 and 1996 are included in other current liabilities.

     In connection with an acquisition in June 1993, the Company was obligated for certain contingent payments based on pretax earnings of the acquired company for five years. The first $1,000,000 of contingent consideration payable (if any) was required to be in cash with all additional payments to be made in shares of the Company's common stock. For the fiscal years ended October 31, 1997 and 1996, no contingent payments were earned.
     This company was included in the sale of the Payroll Division. The Company remains liable for the earnings contingency, however, based on the historical and expected future results of this subsidiary, it is unlikely that any payment will be required. The Company also guaranteed that the market value of the 150,000 shares of common stock issued in connection with this acquisition will be at least $6.67 per share on June 30, 1998.

     In connection with an acquisition effective January 1, 1994, the Company guaranteed that the market value of the 158,812 shares of common stock issued in connection with this acquisition will be at least $6.40 on January 1, 1999.

     In connection with an acquisition effective June 1, 1994, the Company is obligated for contingent consideration based on the operations of the Payroll Division, as defined, and certain other defined events. No contingent consideration has been earned on operations through October
     31, 1997. This company was included in the sale of the Payroll Division. The Company also guaranteed that the market value of the 302,400 shares of common stock issued in connection with this acquisition will be at least $5.00 on July 31, 1999.

     In connection with an acquisition, effective May 1, 1995, the Company is obligated for certain contingent payments based on earnings (as defined) of the Company's two payroll operations in New England for five years.
     For the fiscal years ended October 31, 1997 and 1996, no contingent payments were earned. This company was included in the sale of the Payroll Division. On December 24, 1997, the Company made payments aggregating $300,000 to the former stockholders of this company in return for a release from any further liability under the earnings contingencies. The Company also guaranteed that the market value of the 113,636 shares of common stock issued in connection with this acquisition will be at least $5.50 per share on April 30, 2000.

     At October 31, 1997, no contingent liability existed for stock price guarantees relating to the foregoing acquisitions, as the market value of the Company's stock on October 31, 1997 exceeded all of the minimum price guarantees. Actual amounts that will ultimately be paid, if any, could change significantly depending upon the price of the Company's Common Stock on the dates such amounts are required to be settled.

     EMPLOYMENT AGREEMENTS - The Company is obligated under certain employment agreements which expire at various times through December 1999. Pursuant to such agreements, the approximate annual minimum amounts payable are as follows:

                            Years Ending
                             October 31,
                            ------------
                                1998        721,300
                                1999        579,600
                                2000        150,600


     CONSULTING AND NONCOMPETITION - In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, provided for annual payments of $267,500 through September 30, 2001. As a partial incentive to enter into the amended ageement, the Company has agreed to forgive, on each anniversary date of the agreement, 12.5% of the consultant's existing indebtedness to the Company ($39,352 at October 31, 1997 (Note 5)). The consulting agreement includes certain non-competition restrictions. The existing indebtedness to the Company will be amortized ratably over the term of the amended agreement.

     On June 27, 1995, the Company entered into a consulting agreement with a former employee of MCC to provide general consulting services to the Company. The term of this agreement was two years, and provided for payments of $125,000 a year.

     LITIGATION - There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition or results of operations of the Company.

     LEASE OBLIGATIONS - At October 31, 1997, the Company is obligated under two real-estate leases, both expiring on December 31, 2008, which require aggregate minimum annual rental payments of approximately $1,383,000 plus operating expenses, and are subject to escalation. The Company's obligations under these leases are secured by a combination of a cash deposit and a letter of credit in the aggregate amount of $281,250. One of the leases also provides that the landlord will reimburse the Company for up to $800,000 for improvements and other costs, which amounts are recorded as Deferred Lease Incentives.

     In addition, the Company had real-estate leases at three locations in California, Massachusetts and Rhode Island. Each of these leases was assumed by the buyer in connection with the sale of the Payroll Division.

     Approximate minimum future real-estate lease payments, net of sublease income, are as follows:

                            Years Ending
                             October 31,
                            ------------
                                1998     $ 1,403,300
                                1999       1,369,200
                                2000       1,369,200
                                2001       1,369,200
                                2002       1,369,200
                             Thereafter    9,127,500
                                         -----------
                                         $16,007,600
                                         ===========


12.  SUBSEQUENT EVENT: SALE OF THE PAYROLL DIVISION

     On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of New Jersey, Inc. and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $12,900,000, of which $12,150,000 was in cash and $750,000 was in the form of a note from the Buyer. The note is due on July 15, 1999 and requires quarterly payments of interest at 8.5% per annum. The amount received at closing includes $1,440,000 for a three-year covenant not to compete. As part of the transaction, the Company agreed to maintain and manage the Pay USA direct deposit account until January 31, 1998, or until the Buyer has established their own account, whichever is sooner. The Company further agreed to maintain a $6,500,000 certificate of deposit at the bank as security until the Pay USA direct deposit account is no longer managed by the Company.

     The terms of the Sale also provide for an additional payment by the Buyer of up to $1,500,000, which amount is contingent on the revenue of Pay USA for the three months following the sale, and is also subject to adjustment based on a final determination of the amounts of assets and liabilities transferred at December 19, 1997.

     The Company will recognize a pretax gain of approximately $3,322,000 after recording various costs of the transaction amounting to approximately $2,133,000. These costs include the assumption of certain contractual obligations related to the original acquisitions, agreements to pay certain employment agreements, and various professional fees. Income related to the $1,440,000 covenant not to compete will be recognized over the three-year term. Any contingent payment made by the Buyer will be recognized as income in the period received.

     Of the cash received, $1,713,509 was used to repay the bank for the term loan and the outstanding balance on the line of credit (including interest accrued) (Notes 6(a) and (b)).

     At October 31, 1997 and 1996, and for each of the years then ended, the net assets and operating losses (net of related tax benefits) of Pay USA have been recorded as discontinued operations. During the fiscal years ended October 31, 1997 and 1996, revenues relating to the discontinued operations approximated $8,828,000 and $8,073,000, and pretax operating losses approximated $291,000 and $217,000, respectively.

     On December 19, 1997, Zurich and the Company entered into a support services agreement, and Zurich made a cash prepayment of a portion of its obligations under this agreement in the amount of $500,000, which amount will be recognized ratably over the term of the agreement.

                            Exhibit Index




Exhibit No.          Description


     10.7B     Amendment to the IDB Letter of Credit on behalf of G-H-G Realty
                Company

     10.8      Lease dated June 2, 1997 between the Company and Leonia
                Associates, LLC.

     21        List of Subsidiaries of the Company

     23        Consent of Deloitte & Touche, LLP

     27        Financial Data Schedule