Form 10KSB/A
period 1997-10-31
COMPUTER OUTSOURCING SERVICES INC
filed 1998-03-02
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-KSB/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 1997

                        Commission file number: 0-20824

                      COMPUTER OUTSOURCING SERVICES, INC.
          (Exact name of the registrant as specified in its Charter)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

For the fiscal year ended October 31, 1997, registrant's consolidated revenues from continuing operations were $24,395,644.

On January 16, 1998, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $17,235,102.

On January 16, 1998, 3,835,727 shares of the registrant's Common Stock, $0.01 par value, were outstanding.



Transitional Small Business Disclosure Format:  [ ] Yes     [X] No

This amendment is for the purpose of adding Items 9 through 12 of Part III.

                               PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS;
          COMPLIANCE WITH SECTION 16(a) OF
          THE SECURITIES EXCHANGE ACT
          --------------------------------

The name, principal occupation of, and certain information concerning each of the Executive Officers and Directors of the Company are set forth in the table below. Also set forth, following the table, is certain additional information regarding these individuals.

                                                                     Director
Name                   Positions with the Company             Age      Since
------------------------------------------------------------------------------
Zach Lonstein       Chairman of the Board of Directors
                    and Chief Executive Officer               53       1984

Robert B. Wallach   President and a Director                  58       1992

James D. Gerson     Director                                  54       1993

Howard Waltman      Director                                  65       1997

Jeffrey Millman     Executive Vice President, Secretary
                    and a Director                            45       1992

John C. Platt       Vice President, Treasurer, and
                    a Director                                44       1996

Eugene Monosson     Vice President of a subsidiary of the
                    Company and a Director                    65       1995

Anton P. Donde      Vice President of the Company and a
                    Director                                  42       1994

Zach Lonstein has been the Company's Chairman of the Board and Chief Executive Officer since he organized the Company in 1984, and President from 1984 to May 1996. From 1981 to 1984, Mr. Lonstein was Vice President and General Manager of the Commercial On-Line division of Informatics General Corporation ("Informatics" - subsequently renamed Sterling Federal Systems, Inc.), a computer software and services company listed on the New York Stock Exchange. In 1970, Mr. Lonstein was a founder and President of Transportation Computing Services Corp. ("TCS"). In 1981, TCS was sold to Informatics and eventually became the basis for the Commercial On-Line division, which the Company purchased in 1984.

Robert B. Wallach was appointed President of the Company on May 1, 1996, and has been a Director of the Company since 1992. Prior to June 1995, he was sole proprietor of Horizons Associates, a consulting firm he founded in 1985. Mr. Wallach has more than 20 years of operating experience including senior management positions with Boeing Computer Services from 1970 to 1972 and Informatics from 1972 to 1982 and, from 1982 to 1985, as President of the Financial Information Services Group/Strategic Information division of Ziff Communications, which provided computer services to companies in the financial industry.

James D. Gerson has been Senior Vice President of Fahnestock & Co., Inc. since 1993, and Portfolio Manager of the Hudson Capital Appreciation Fund since October 1995. From January 1992, Mr. Gerson served as Senior Vice President and Managing Director of Corporate Finance at Reich & Co., Inc., an investment banking and brokerage firm which served as the Company's underwriter for its initial public offering completed in January 1993. Mr. Gerson is also a member of the Boards of Directors of Ag Services of America, Inc., American Power Conversion Corporation, Arguss Holdings, Inc., Energy Research Corporation, and Hilite Industries, Inc.

Howard Waltman is Chairman of Express Scripts, Inc. ("ESI"), a Company he formed in 1986 as a subsidiary of Sanus Corp., a national health maintenance organization of which he was also the founder and former Chairman. Sanus Corp. was acquired by New York Life Insurance Company in 1987. ESI, which provides mail order pharmacy services and pharmacy claims processing services, was spun out of Sanus Corp. and taken public in June 1992. Mr. Waltman also founded Bradford National Corp., which was sold to McDonnell Douglas Corporation.
Mr. Waltman also serves on the Board of Directors of qmed, Inc., and several privately-held companies.

Jeffrey Millman has been Executive Vice President since 1988, Secretary and a Director since 1992, and has been with the Company since it was founded in 1984, previously holding positions of Vice President and Director of Systems and Programming with Informatics beginning in 1983. From 1979 to 1983,
Mr. Millman was Director of Theatrical Computer Systems for Columbia Pictures Industries, Inc.

John C. Platt has been an employee of the Company since it was founded 1984, and has been a Vice President of the Company since 1986, its Treasurer beginning in 1992, and a Director since 1996. Prior to 1984, Mr. Platt held various positions with Informatics and TCS.

Eugene Monosson has been a Director of the Company and Vice President of Key-ACA, Inc. ("ACA") since that corporation was acquired by the Company as of May 1, 1995. ACA was sold as part of the Pay USA Division on December 19, 1997, and Mr. Monosson resigned as a Director at that time. Prior to the acquisition, Mr. Monosson had been President of ACA since 1987. Mr. Monosson also had 18 years of experience with ADP, Inc. in various capacities, the last of which was as Vice President of Operations, Northeast Division.

Anton P. Donde is a Director and Vice President of the Company, and was President of the Pay USA Division of the Company until it was sold on December 19, 1997. From 1985 to 1994, Mr. Donde was a founder of and principal in Daton Pay USA, Inc., a corporation acquired by the Company in 1994.

                Section 16(a) of the Securities Exchange Act -
                   Beneficial Ownership Compliance Reporting
                ----------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Executive Officers and Directors of the Company, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership of Company securities and changes of ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company.

Based solely on a review of the copies of reports furnished to the Company or representations of the Company's Directors and Executive Officers that no additional reports were required, the Company believes that during the fical year ended October 31, 1997 the Executive Officers, Directors, and other persons beneficially owning more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) filing requirements.


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION OF DIRECTORS

During fiscal year 1997, each of the members of the Board of Directors who were not full-time employees of the Company were granted non-qualified options to purchase 1,250 shares of the Company's Common Stock for each meeting attended.

COMPENSATION OF EXECUTIVE OFFICERS

The Summary Compensation Table below includes, for each of the fiscal years ended October 31, 1997, 1996, and 1995, individual compensation for services to the Company and its subsidiaries as paid to the Chief Executive Officer and all those executive officers of the Company whose salary exceeded $100,000 in the most recent fiscal year (together, the "Named Executives").

                          SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------
                                                        Long-Term
                                                      Compensation
                               Annual Compensation      - Awards
                               -------------------    ------------
                                                      Securities    All Other
Name and Principal     Fiscal    Salary     Bonus     Underlying   Compensation
     Position           Year       ($)       ($)      Options (#)      ($)
--------------------   ------  ----------  -------    ------------ ------------
Zach Lonstein, Chief    1997    $240,666      -          25,000     $30,000 (a)
 Executive Officer      1996     230,023      -          25,000      30,000 (a)
 & Chairman of the      1995     250,000      -          25,000       8,333 (a)
 Board of Directors

Robert B. Wallach,      1997     200,000   $55,000      100,000        -
 President              1996     166,667    35,000         -           -
                        1995      62,500      -         150,000        -

Jeffrey Millman,        1997     124,628      -            -           -
 Executive Vice         1996     106,923      -            -           -
 President & Secretary  1995     115,000      -            -           -

Anton P. Donde, Vice    1997     125,000      -            -           -
 President of the       1996     125,000      -            -           -
 Company                1995     125,000      -            -           -

(a) Fee relating to Mr. Lonstein's guarantee of the Company's obligations relating to the purchase of MCC Corporation. (See Item 12: "Certain Relationships and Related Transactions")

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

The following table sets forth, for the Chief Executive Officer and the Named Executives, all grants of stock options made during the fiscal year ended October 31, 1997. Executives not listed did not receive grants of stock options during the fiscal year. The Company did not award any stock appreciation rights or reprice any stock options during fiscal 1997.

                      OPTION GRANTS IN THE LAST FISCAL YEAR
-------------------------------------------------------------------------------
                      Number of     % of Total
                      Securities      Options
                      Underlying    Granted to      Exercise
                       Options      Employees in      Price       Expiration
Name                   Granted      Fiscal Year     ($/share)        Date
----------------      ----------    ------------    ---------    ------------
Zach Lonstein           25,000 (1)       15%          $3.781     Dec 31, 2001
Robert Wallach          50,000 (2)       30%          $5.250     Aug 5, 2007
Robert Wallach          50,000 (3)       30%          $3.250     Jun 1, 2005

(1) Become exercisable as to 5,000 shares in each of five years beginning January 1, 1997.
(2) Become exercisable as to 16,666 shares in each of three years beginning August 5, 1997.
(3) Become exercisable as to 20,000 shares on December 17, 1996 and become exercisable as to 15,000 shares in each of two years beginning
     December 17, 1997.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the unexercised stock options held by the Chief Executive Officer and the Named Executives as of October 31, 1997. No stock appreciation rights have been granted by the Company.


                                      AGGREGATED FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------

                      Securities Received from          Number of Securities Under-         Value of Unexercised
                   Exercise of Options during the      lying Unexercised Options at       In-the=Money Options at
                     Year ended October 31, 1997           October 31, 1997 (#)           October 31, 1997 ($) (2)
                   ------------------------------      ----------------------------      --------------------------
                                     Net Value
                      Number of       Received                            Un-                               Un-
Name                   Shares          ($)(1)            Exercisable  exercisable          Exercisable  exercisable
----------------      ---------      ---------           -----------  -------------        -----------  -----------
Zach Lonstein             -             -                  155,000        45,000           $1,133,510    $ 217,315
Robert Wallach            -             -                  201,666        48,334            1,138,952      214,298
Jeffrey Millman          2,052        $7,962                 7,448         3,000               23,744       17,784
Anton P. Donde            -             -                   60,000        40,000              247,380      164,920


(1) The amount shown represents the aggregate excess of the market value of the shares of common stock as of the date of the exercise over the exercise price paid.

(2) The amounts shown represent the aggregate excess of the market value of shares of common stock underlying options at October 31, 1997 over the exercise price of those options.


AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

In 1992, Mr. Lonstein entered into an employment agreement with the Company. This agreement was renewed on January 1, 1995 for a term of five years, will be subject to further renewal annually beginning January 1, 2000, and provides for a base annual salary of $250,000 and an annual bonus equal to 5% of the amount by which the Company's yearly pretax net income (as defined therein) exceeds 150% of the pretax net income for the fiscal year ended October 31, 1992. Additionally, beginning on January 1, 1995, and on each of the four succeeding anniversaries thereof, the Company agreed to grant an option to Mr. Lonstein to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to 110% of the market value of the stock on that date, in accordance with the 1992 Stock Option and Stock Appreciation Rights Plan.
As of October 31, 1997, three such grants have been made. In addition, the agreement requires that the Company provide Mr. Lonstein a current model automobile, pay for all repairs, maintenance, and business related expenses thereon, and to also purchase a health club membership for Mr. Lonstein and pay related expenses. The Company is the beneficiary of a $1,000,000 "key-man" life insurance policy which it maintains on Mr. Lonstein. During fiscal 1996 and 1997, Mr. Lonstein voluntarily elected to reduce his annual compensation below the amount called for in his employment agreement.

The Company and Mr. Millman entered into an employment agreement dated November 1, 1992. This agreement had a term of five years, and provided for a base annual salary of $115,000, with adjustments for increases in the cost of living index subject to a review by the Compensation Committee of the Board of Directors. This agreement was not renewed. During fiscal 1996, Mr. Millman voluntarily elected to reduce his annual compensation below the amount called for in his employment agreement.

In 1994, the Company and Mr. Donde entered into a five-year employment agreement which provides for an annual base salary of $125,000 and the use, at the Company's expense, of a current model automobile.

In May 1995, the Company and Mr. Monosson entered into a five-year employment agreement which called for an annual base salary of $100,000, the use at the Company's expense of a current model automobile, and the possibility of a bonus based on ACA earnings, as defined. No bonus was earned for fiscal years ended October 31, 1997 and 1996. The Company has agreed that the Company will pay for any portion of the term of this agreement during which Mr. Monosson is not employed by the buyers of the Pay USA division.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1997 by all current Directors of the Company, the Chief Executive Officer and Named Executives, all directors and executive officers as a group, and any other person known by the Company to be the beneficial owner of more than 5% of its Common Stock. Beneficial ownership includes shares which the beneficial owner has the right to acquire within sixty days of the above date from the exercise of options, warrants, or similar obligations. If no address is shown, the address of the beneficial owner is in care of the Company.

              BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
------------------------------------------------------------------------------
                                              Number of Shares     Percentage
Name and Address of Beneficial Owner          Beneficially Owned    of Class
--------------------------------------        ------------------   ----------
Zach Lonstein                                 (1)      1,681,788       42%

Robert B. Wallach                             (2)        203,166        5%

Howard Waltman                                (3)         62,250        2%

James D. Gerson                               (4)         49,000        1%

Jeffrey Millman                               (5)          9,500        *

John C. Platt                                 (6)          8,500        *

Eugene Monosson                               (7)         48,731        1%

Anton P. Donde                                (8)        308,864        8%

All Directors and Executive Officers
 as a group (8  persons)                      (9)      2,371,799       55%

                  *    Less than 1% of Class

        (1) Includes 155,000 shares of Common Stock issuable upon exercise of options held by Mr. Lonstein. Also, includes 34,367 shares held by Mr. Lonstein as custodian for the benefit of one of his children under the New York Uniform Gift to Minors Act, as to which shares Mr. Lonstein disclaims beneficial ownership, and 310,000 shares pledged as a guarantee of the Company's obligations to the seller of MCC Corporation in June 1995 (See
                Item 12: "Certain Relationships and Related Transactions").

        (2) Includes 201,666 shares of Common Stock issuable upon exercise of an option held by Mr. Wallach.

        (3) Includes 3,750 shares of Common Stock issuable upon exercise of options held by Mr. Waltman.

        (4) Includes 15,000 shares of Common Stock issuable upon exercise of options and 19,000 shares issuable upon exercise of a warrant held by Mr. Gerson.

        (5) Includes 7,448 shares of Common Stock issuable upon exercise of options held by Mr. Millman.

        (6) Includes 8,500 shares of Common Stock issuable upon exercise of options held by Mr. Platt.

        (7) Includes 20,000 shares of Common Stock issuable upon exercise of options held by Mr. Monosson.

        (8) Includes 248,864 shares of Common Stock held by Mr. Donde as Trustee of the Anton and Detta Donde Trust dated November 21, 1988. Also includes 60,000 shares of Common Stock issuable upon exercise of options held by Mr. Donde.

        (9) Includes 471,364 shares of Common Stock issuable upon exercise of options and 19,000 shares issuable upon exercise of warrants collectively held by all directors and executive officers of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

As of October 31, 1997, Mr. Lonstein was indebted to the Company in the amount of $81,443. This indebtedness is payable on demand and bears interest at the prime rate plus 1% per annum.

In connection with the Company's acquisition of MCC Corporation ("MCC") as of June 1, 1995, the Company gave the sellers a note for $840,645 (the "Purchase Note"), to be repaid at stated times with interest over two years, and a second note for $753,544, which was repaid in equal monthly amounts over one year without interest. As collateral for the notes, Mr. Lonstein pledged and placed in escrow 310,000 shares of the Company's Common Stock owned by him.
As compensation for providing this collateral, Mr. Lonstein was granted a per annum fee of 5% of the value of such shares ($1,000,000 on the date of the purchase) for such period as the guarantee is in effect. The guarantee fee is being paid to Mr. Lonstein in the form of a monthly reduction in his indebtedness to the Company. In April 1996, the payment dates of the Purchase Note were extended by the seller of MCC through 1999. Effective for fiscal year 1996 and subsequent fiscal years, Mr. Lonstein and the Company agreed to reduce the annual guarantee fee to 3%, payable in the same manner as above.

In connection with the acquisition of Key-ACA, Inc. ("ACA"), effective May 1, 1995, the Company was obligated to Eugene Monosson and the other sellers for certain contingent payments based on earnings (as defined) of the Company's two payroll operations in New England for five years. For the fiscal years ended October 31, 1997 and 1996, no contingent payments were earned. The two

          ----------------------------------------------

New England companies were included in the sale of the Payroll Division. On December 24, 1997, the Company paid Mr. Monosson $75,540 as part of payments aggregating $300,000 to the former stockholders of ACA in return for a release from any further liability under the earnings contingencies. The Company also guaranteed that the market value of the 113,636 shares of common stock issued in connection with this acquisition will be at least $5.50 per share on April 30, 2000.

In connection with the acquisition by the Company of Daton Pay USA, Inc. ("Daton") in June 1994, the Anton and Detta Donde Trust ("the Trust"), of which Mr. Donde is trustee, received 264,084 shares of the Company's Common Stock. Also, the Company repaid a $670,000 loan owed by Daton to Mr. Donde. In addition, Mr. Donde had the opportunity to earn contingent payments based on the earnings of the Pay USA Division (as defined) for a five-year period. As of October 31, 1997, no contingent payments had been earned. On December 19, 1997, the Company sold the Pay USA Division.

Also as a result of the acquisition of Daton, the Trust has the right to receive a payment equal to 1% of any consideration paid by the Company to purchase any company not engaged in providing payroll services. Such payment is to be made in shares of the Company's Common Stock at a value of $5.00 per share. Pursuant to this provision, and in connection with the acquisition by the Company of MCC Corporation in June 1995, the Company issued 2,052 shares of Common Stock to the Trust.

The Company has guaranteed that the market value of the shares issued to Mr. Donde, the Trust, and the other sellers of Daton will be no less than $5.00 per share on July 31, 2000.

In connection with his initial election to the Company's Board of Directors, Mr. Waltman agreed to, and subsequently did, purchase at least 25,000 shares of the Company's Common Stock in the open market, and has also purchased 25,000 restricted shares from Mr. Lonstein.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPUTER OUTSOURCING SERVICES, INC.

                                                 /s/
February 28, 1998                     ---------------------------------------
                                      Zach Lonstein - Chief Executive Officer