Form 10QSB
period 1998-01-31
COMPUTER OUTSOURCING SERVICES INC
filed 1998-03-16
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: January 31, 1998
                       Commission file number: 0-20824



                      COMPUTER OUTSOURCING SERVICES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               New York                               13-3252333
      -------------------------------               -------------------
      (State or other jurisdiction of               (IRS Employer
      incorporation or organization)                Identification No.)

               360 West 31st Street     New York, New York 10001
               -------------------------------------------------
                   (Address of principal executive offices)

                                (212) 564-3730
                          ---------------------------
                          (Issuer's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes [X]   No [ ]

There were 3,934,377 shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 10, 1998.



Transitional Small Business Disclosure Form (check one):     Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

         COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                  January 31,      October 31,
                                                      1998            1997
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................  $ 10,369,340     $    972,459

  Trade accounts receivable, net of allowance
    for doubtful accounts of $200,815 and
    $111,577 ..................................     4,875,157        3,990,630

  Prepaid income taxes ........................       559,700             -

  Net assets of discontinued operations (Note 2)         -           6,071,333

  Prepaid expenses and other current assets ...       884,142        1,223,759
                                                   ----------       ----------
                                                   16,688,339       12,258,181
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     2,691,440        2,578,071
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     1,558,633        1,545,935

  Intangibles, net ............................     2,659,159        2,715,993

  Due from related parties, net ...............       114,252          176,295

  Notes receivable (Note 2) ...................       780,000           30,000

  Security deposits and other non-current
    assets ....................................       466,823          493,797
                                                   ----------       ----------
                                                    5,578,867        4,962,020
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 24,958,646     $ 19,798,272
                                                   ==========       ==========








            See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                  January 31,      October 31,
                                                      1998             1997
                                                 -------------    -------------
                                                  (Unaudited)
     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................  $  1,341,051     $  1,246,516

  Current portion of long-term debt ...........       464,404        2,297,546

  Current portion of capitalized lease
    obligations ...............................        23,226           23,034

  Accrued expenses and taxes ..................     4,877,307        1,779,672

  Customer deposits and other current
    liabilities ...............................       489,074          231,699
                                                   ----------       ----------
                                                    7,195,062        5,578,467
                                                   ----------       ----------
LONG-TERM LIABILITIES:
  Long-term debt ..............................       245,024          252,577

  Capitalized lease obligations ...............        13,687           19,414

  Deferred income taxes .......................       589,621          645,910

  Unearned portion of covenant not to compete .     1,360,000             -

  Deferred lease credits ......................       776,766          762,841
                                                   ----------       ----------
                                                    2,985,098        1,680,742
                                                   ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -

  Common stock, $0.01 par value; 7,000,000
    shares authorized; shares issued and out-
    standing, 3,862,227 and 3,826,104 .........        38,622           38,261

  Additional paid-in capital ..................     9,803,901        9,595,789

  Retained earnings ...........................     4,935,963        2,905,013
                                                   ----------       ----------
                                                   14,778,486       12,539,063
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 24,958,646     $ 19,798,272
                                                   ==========       ==========
              See Notes to Consolidated Interim Financial Statements

                COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                 Three Months Ended January 31,
                                                      1998             1997
                                                 -------------    -------------
REVENUES ......................................  $  7,216,595     $  5,899,895
                                                   ----------       ----------
COSTS and EXPENSES:
  Data processing costs .......................     4,620,995        4,277,101
  Selling and promotion costs .................       299,905          319,521
  General and administrative expenses .........     1,512,387        1,145,460
  Interest (income)/expense, net ..............       (91,576)          65,674
                                                   -----------      ----------
                                                    6,341,711        5,807,756
                                                   -----------      ----------
Income from continuing operations before
  provision for income taxes ..................       874,884           92,139
Income tax provision ..........................       384,346           40,300
                                                   ----------       ----------
Income from continuing operations .............       490,538           51,839
Income/(loss) from discontinued operations,
  net of income tax (Note 2) ..................       (60,509)          94,648
Gain on the sale of the Payroll Division, net
  of income taxes (Note 2) ....................      1,600,921            -
                                                   -----------      ----------
NET INCOME ....................................  $   2,030,950    $    146,487
                                                   ===========      ==========
Earnings per Common Share (Note 3):
Basic earnings per share:
Income from continuing operations .............  $        0.13    $       0.01
Income/(loss) from discontinued operations ....          (0.02)           0.03
Gain on the sale of the Payroll Division ......           0.42             -
                                                   ------------     ----------
Net income ....................................  $        0.53    $       0.04
                                                   ============     ==========
Weighted average number of common shares
  outstanding .................................      3,829,895       3,740,285
                                                   ============     ==========

Diluted earnings per share:
Income from continuing operations .............  $        0.11    $       0.01
Income/(loss) from discontinued operations ....          (0.01)           0.03
Gain on the sale of the Payroll Division ......           0.36             -
                                                   ------------     ----------
Net income ....................................  $        0.46    $       0.04
                                                   ============     ==========
Weighted average number of common shares and
  share equivalents outstanding ...............      4,429,484       3,839,991
                                                   ============     ==========


            See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended January 31,
                                                      1998             1997
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations .............  $    490,538     $     51,839
Adjustments to reconcile income from continuing operations to cash provided by operating activities:

  Depreciation and amortization ...............       339,088          348,267
  Current tax provision .......................       435,134           40,300
  Increase/(reduction) in deferred income taxes       (50,788)          23,935
  Decrease/(increase) in:
    Trade accounts receivable .................      (884,527)        (236,243)
    Prepaid income taxes ......................      (559,700)          17,784
    Prepaid expenses and other current assets .       339,617         (233,423)
    Security deposits and other noncurrent
      assets ..................................         1,700           33,046
  Increase/(decrease) in:
    Accounts payable ..........................        94,535          213,962
    Accrued expenses and taxes ................      (974,053)        (149,289)
    Customer deposits and other current
      liabilities .............................       257,375          (14,486)
    Deferred lease credits ....................       (18,385)            -
                                                 -------------    -------------
  Net cash provided by operating activities ...      (529,466)          95,692
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........      (312,098)        (113,101)
  Disposal of equipment .......................        14,960            2,074
  Proceeds from the sale of the Pay USA
    Division ..................................    10,710,000             -
  Proceeds from a covenant not to compete .....     1,440,000             -
  Settlement of contingencies relating to
    acquisitions  .............................          -             (35,472)
  Increase in deferred software costs .........      (133,599)        (136,393)
                                                   -----------      -----------
  Net cash (provided by)/used in investing
    activities ................................  $ 11,719,263     $   (282,892)
                                                   ----------       -----------
                                Continued on Next Page





              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended January 31,
                                                      1998             1997
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $ (1,840,693)    $   (202,083)
  Proceeds from the exercise of options and
    warrants ..................................       208,473             -
  Repayments of amounts by related
    parties, net ..............................        62,043            6,716
  Repayments of capital leases ................        (5,535)         (20,671)
                                                   -----------      -----------
  Net cash used in financing activities .......    (1,575,712)        (216,038)
                                                   -----------      -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income/(loss) from discontinued operations ..       (60,509)          94,648
  Adjustments to reconcile income/(loss) from
   discontinued operations to cash (used in)/
   provided by discontinued operations:
    Depreciation and amortization .............       151,118          206,766
    Increase in net assets of discontinued
      operations ..............................      (307,813)        (261,319)
                                                   -----------      -----------
  Net cash (used in)/provided by discontinued
    operations ................................      (217,204)          40,095
                                                   -----------      -----------
  Net increase/(decrease) in cash and cash
    equivalents ...............................     9,396,881         (363,143)
  Cash and cash equivalents at the beginning
    of the period..............................       972,459          857,204
                                                   -----------      -----------
  Cash and cash equivalents at the end of the
    period.....................................  $ 10,369,340     $    494,061
                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..................................  $     49,868     $     73,006
                                                   ==========       ==========
    Income taxes ..............................  $    559,700     $     51,215
                                                   ==========       ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Note received for a portion of the sale price
  of the Pay USA Division (Note 2) ............  $    750,000     $       -
                                                   ==========       ==========

For the three months ended January 31, 1997, $8,397 (net of tax benefits) was accreted through a charge to retained earnings in connection with a stock option.

              See Notes to Consolidated Interim Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED JANUARY 31, 1998
                                  (Unaudited)






                        Common     Par       Paid in    Retained
                        Shares     Value     Capital    Earnings      Total
                      ---------  ---------  ---------  ----------  -----------

Balances, October
  31, 1997 .......    3,826,102   $38,261  $9,595,789  $2,905,013  $12,539,063

Exercises of
  warrants .......       24,225       242     152,376                  152,618

Exercises of
  stock options ..       11,900       119      55,736                   55,855

Net income .......                                      2,030,950    2,030,950
                      ---------  --------- ----------  ----------  -----------
Balances, January
  31, 1998 .......    3,862,227   $38,622  $9,803,901  $4,935,963  $14,778,486
                      =========  ========= =========== ==========  ===========

























            See Notes to Consolidated Interim Financial Statements
                                                                Page 7 of 13

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.      Basis of Presentation
        ---------------------
The consolidated balance sheet as of January 31, 1998, and the consolidated statements of income and cash flows for the three month periods ended January 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended January 31, 1998 and 1997 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

The consolidated financial statements include the accounts of Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

2.      Sale of the Payroll Division
        ----------------------------
On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of
New Jersey, Inc. and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $12,900,000, of which $12,150,000 was in cash and $750,000 was in the form of a note from the Buyer. The note is due on July 15, 1999 and requires quarterly payments of interest at 8.5% per annum. The amount received at closing included $1,440,000 for a three-year covenant not to compete and $500,000 in connection with a services agreement.

The terms of the Sale also provide for an additional payment by the Buyer of up to $1,500,000, which amount is contingent on the revenue of Pay USA for the three months following the Sale, and is also subject to adjustment based on a final determination of the amounts of assets and liabilities transferred at December 19, 1997.

The Company has recognized a pretax gain of approximately $3,099,000 after recording various costs of the transaction amounting to approximately $2,133,000. These costs include, among other things, the assumption of certain contractual obligations related to the original acquisitions, and payments and accruals relating to certain employment agreements. Income related to the $1,440,000 covenant not to compete will be recognized over the three-year term. Any contingent payment received from the Buyer will be recognized as income in the period received.

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

2.      Sale of the Payroll Division (cont'd)
        ----------------------------
Of the cash received at the closing, $1,713,509 was used to repay a bank for a term loan and the outstanding balance on a line of credit (including interest accrued).

During the eight-week period ended December 19, 1997 and the three month period ended Janaury 31, 1997, revenues relating to the discontinued operations approximated $1,117,000 and $2,409,000, and pretax operating results approximated a loss of $137,000 and income of $81,000, respectively.

3.      Basic and Diluted Earnings per Common Share
        -------------------------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, a dual presentaion of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing the components of net income by the weighted-average number of shares outstanding for each period presented. Diluted earnings per share is computed by dividing the components of net income by the weighted-average number of shares outstanding plus dilutive potential common shares which would result from the exercise of stock options and warrants. The prior period has been restated to reflect the requirements of SFAS 128.

The following is a reconciliation of the weighted-average shares used in the computations of basic and dilutive earnings per share.

                                                           January 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------     ----------
Weighed-average common shares outstanding used
  for basic earnings per share ...................    3,829,895      3,740,285

Weighted-average number of shares resulting from
  imputed exercises of dilutive stock options and
  warrants, computed using the treasury-stock
  method .........................................      599,589         99,706
                                                     ----------     ----------
Weighted-average common shares outstanding used
  for dilutive earnings per share ................    4,429,484      3,839,991
                                                     ==========     ==========
Total number of options and warrants excluded from
  the calculation of diluted earnings per share
  because they are anti-dilutive .................       25,000        998,040
                                                     ==========     ==========

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Results of Operations, Three Month Periods Ended January 31, 1998 and 1997

On December 19, 1997, the Company sold the four subsidiaries comprising the Payroll Division. In the accompanying financial statements, all revenues and expenses of the Payroll Division have been classified as discontinued operations. The following discussion relates only to continuing operations.

During the period ended January 31, 1998, revenues from continuing operations increased $1,317,000 to $7,217,000, an increase of 22% over the period ended January 31, 1997. This increase is the result of several new Information Services contracts, including those for Year-2000 testing.

Data processing costs increased $344,000 to $4,621,000 (64% of revenues) during the current period compared to $4,277,000 (72% of revenues) in the prior year's period. The improvement in margin is derived from economies of scale and improved margins on a contract-by-contract basis.

Selling and promotion costs decreased $20,000 to $300,000, and decreased 1.2% as a percentage of revenues. The decrease as a percentage of revenues resulted from the consolidation of the sales and marketing efforts in the Information Processing Division.

General and administrative expenses increased $367,000 to $1,512,000 in the current period, an increase of 1.6% as a percentage of revenues, primarily due to increased rent and utility costs connected with the Company's new computer center in New Jersey.

The Company recorded net interest income of $92,000 in the current period, as compared to a net interest expense of $66,000 in the prior period. The Company repaid substantially all of its bank debt, and invested significant cash balances obtained from the proceeds of the sale of the Payroll Division.

The Company recorded income from continuing operations of $491,000 ($0.13 and $0.11 per share for basic and diluted shares, respectively) for the period ended January 31, 1998, a ninefold increase compared to the profit of $52,000 ($0.01 per share - basic and diluted) for the period ended January 31, 1997.

Results from discontinued operations declined from net income of $95,000 for the period ended January 31, 1997 to a loss of $61,000 for the period ended December 19, 1997, which was primarily the result of excluding revenues after the date of the sale. The month of January historically provided the highest revenues among the three months of the Payroll Division's first quarter.

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

During the three months ended January 31, 1998, the Company used approximately $529,000 in operating activities. This amount is net of depreciation and amortization of $339,000 and includes, among other things, an increase in accounts receivable of $885,000 and payment of $974,000 in accrued expenses.

The Company generated cash from investing activities of approximately $11,719,000 during the period ended January 31, 1998, principally from the proceeds of the sale of the Payroll Division and $1,440,000 received for a related covenant not to compete.

In investing activities for the period, the Company used cash of approximately $1,576,000, including $1,841,000 to repay long term debt, net of $208,000 generated from the exercises of stock warrants and employee stock options.

As of January 31, 1998, the Company had cash and cash equivalents of $10,369,000 and working capital of $9,493,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 2.32 to 1, and the ratio of total liabilities to equity was 0.69 to 1.

In March 1997, the Company and a bank entered into an agreement for a revolving line of credit whereby the Company may borrow up to $1,500,000. Interest on borrowings, when made, may be at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. No amounts were outstanding on this line at January 31, 1998. The line of credit expires on April 30, 1998.

Management believes that its cash on hand and its anticipated cash flow from operations will be sufficient to fund the Company's operations for at least the next twelve months. The Company continues to seek acquisition opportunities that are consistent with the Company's long-term strategy.

Forward-looking statements in this report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements may be subject to certain risks and uncertainties, including but not limited to, continued acceptance of the Company's products and services in the marketplace, competitive factors, new products, technological changes, the Company's dependence on third-party suppliers, intellectual property rights and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company could differ materially from such forward-looking statements.

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION



ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         27   Financial Data Schedule, filed electronically only.

    (b)  Reports on Form 8-K:

         A Form 8-K was filed on January 5, 1998, and amended January 23, 1998, reporting the sale of the Payroll Division on December 19, 1997.

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES



                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                                  /s/
March 16, 1998                      -------------------------------------
                                    Zach Lonstein
                                    Principal Executive Officer


                                                  /s/
March 16, 1998                      -------------------------------------
                                    Laurence L. Carpenter - Controller and
                                    Acting Principal Accounting Officer