Form 10QSB
period 1998-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1998-06-12
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1998
                          Commission file number: 0-20824



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

There were 4,162,415 shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 5, 1998.

Transitional Small Business Disclosure Form (check one);     Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                      April         October
                                                    30, 1998        31, 1997
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including
    short-term, interest bearing invest-
    ments of $10,690,916 and $782,583 .........  $ 10,700,095     $    972,459

  Trade accounts receivable, net of allowance
    for doubtful accounts of $290,814 and
    $111,577 ..................................     4,715,342        3,990,630

  Net assets of discontinued operations (Note 2)         -           6,071,333

  Prepaid expenses and other current assets ...     1,304,805        1,223,759
                                                   ----------       ----------
                                                   16,720,242       12,258,181
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     2,847,490        2,578,071
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     1,608,288        1,545,935

  Intangibles, net ............................     2,591,249        2,715,993

  Due from related parties, net ...............       105,269          176,295

  Notes receivable (Note 2) ...................       780,000           30,000

  Security deposits and other non-current
    assets ....................................       529,609          493,797
                                                   ----------       ----------
                                                    5,614,415        4,962,020
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 25,182,147     $ 19,798,272
                                                   ==========       ==========


             See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                      April         October
                                                    30, 1998        31, 1997
                                                 -------------    -------------
                                                  (Unaudited)

     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................  $  1,260,084     $  1,246,516

  Current portion of long-term debt ...........       450,027        2,297,546

  Current portion of capitalized lease
    obligations ...............................        23,220           23,034

  Accrued expenses and taxes ..................     4,355,457        1,779,672

  Customer deposits and other current
    liabilities ...............................       209,526          231,699
                                                   ----------       ----------
                                                    6,298,314        5,578,467
                                                   ----------       ----------
LONG-TERM LIABILITIES:
  Long-term debt ..............................        27,150          252,577

  Capitalized lease obligations ...............         8,012           19,414

  Deferred income taxes .......................       583,234          645,910

  Unearned portion of covenant not to compete .     1,240,000             -

  Deferred lease credits ......................       758,976          762,841
                                                   ----------       ----------
                                                    2,617,372        1,680,742
                                                   ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -

  Common stock, $0.01 par value; 7,000,000
    shares authorized; shares issued and out-
    standing, 4,048,438 and 3,826,104..........        40,484           38,261

  Additional paid-in capital ..................    10,779,054        9,595,789

  Retained earnings ...........................     5,446,923        2,905,013
                                                   ----------       ----------
                                                   16,266,461       12,539,063
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 25,182,147     $ 19,798,272
                                                   ==========       ==========
              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                            Six Months Ended             Three Months Ended
                                April 30,                     April 30,
                       --------------------------    --------------------------
                           1998          1997           1998           1997
                       ------------  ------------    ------------  ------------

REVENUES ...........   $ 15,173,675  $ 11,796,766    $  7,957,080  $  5,896,871
                         ----------    ----------      ----------    ----------
COSTS and EXPENSES:
  Data processing
    costs ..........      9,830,805     8,515,782       5,209,810     4,238,681
  Selling and promo-
    tion costs .....        634,186       632,906         334,281       313,385
  General and
    administrative
    expenses .......      3,147,278     2,190,097       1,634,891     1,044,637
  Interest expense,
    net of interest
    income .........       (240,862)      124,365        (149,286)       58,691
                         -----------   ----------      -----------   ----------
                         13,371,407    11,463,150       7,029,696     5,655,394
                         -----------   ----------      -----------   ----------

Income from continu-
  ing operations
  before income tax
  provision ........      1,802,268       333,616         927,384       241,477
Provision for income
  taxes ............        800,770       133,600         416,424        93,300
                         ----------    ----------      ----------    ----------
Income from continu-
  ing operations ...      1,001,498       200,016         510,960       148,177
Income/(loss) from
  discontinued
  operations, net of
  income taxes (Note 2)     (60,509)      129,585            -           34,937
Gain on sale of the
  Payroll Division,
  net of income
  taxes (Note 2) ...      1,600,921          -               -             -
                         ----------    ----------      ----------    ----------
NET INCOME .........   $  2,541,910  $    329,601    $    510,960  $    183,114
                         ==========    ==========      ==========    ==========




                                Continued on Next Page

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                            Six Months Ended             Three Months Ended
                                April 30,                     April 30,
                       --------------------------    --------------------------
                           1998          1997           1998           1997
                       ------------  ------------    ------------  ------------
EARNINGS PER COMMON
  SHARE (Note 3):

Basic earnings per
  common share:

Income from continuing
  operations ......... $       0.26  $       0.05   $       0.13  $       0.03
Income/(loss) from
  discontinued
  operations .........        (0.02)         0.03            -            0.01
Gain on Sale of the
  Payroll Division ...         0.41           -              -             -
                         -----------   ----------     ----------    ----------
Net income ........... $       0.65  $       0.08   $       0.13  $       0.04
                         ===========   ==========     ==========    ==========

Weighted average
  number of common
  shares
  outstanding ........    3,888,159     3,758,937      3,956,190     3,778,219
                         ==========    ==========     ==========    ==========

Diluted earnings per
  common share:
Income from continuing
  operations ......... $       0.23  $       0.05   $       0.12  $       0.03
Income/(loss) from
  discontinued
  operations .........        (0.01)         0.03            -            0.01
Gain on Sale of the
  Payroll Division ...         0.36           -              -             -
                         -----------   ----------     ----------    ----------
Net income ........... $       0.58  $       0.08   $       0.12  $       0.04
                         ===========   ==========     ==========    ==========

Weighted average
  number of
  common shares and
  other dilutive
  securities
  outstanding ........    4,379,701     3,895,610      4,222,087     3,937,936
                         ==========    ==========     ==========    ==========

               See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended April 30,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations .............  $  1,001,498     $    200,016
Adjustments to reconcile income from continuing
  operations to cash (used in)/provided by
  operating activities:
  Depreciation and amortization ...............       718,648          710,250
  Increase/(reduction) in deferred income taxes       (57,175)          41,372
  Decrease/(increase) in:
    Trade accounts receivable .................      (724,712)        (267,323)
    Prepaid expenses and other current assets .       (81,048)        (181,880)
    Security deposits and other noncurrent
      assets ..................................       (67,054)          26,415
  Increase/(decrease) in:
    Accounts payable ..........................        13,568          246,284
    Accrued expenses and taxes ................    (1,060,770)          88,239
    Customer deposits and other current
      liabilities .............................       (22,173)         (42,278)
  Deferred lease credits ......................       (36,175)            -
                                                    ----------       ----------
    Net cash (used in)/provided by operating
      activities ..............................      (315,393)         821,095
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........      (690,777)        (225,588)
  Disposal of equipment .......................        14,960            2,074
  Proceeds from the sale of the Payroll
    Division ..................................    10,710,000             -
  Proceeds from a covenant not to compete .....     1,440,000             -
  Settlement of contingencies relating to
    acquisitions ..............................          -             (82,858)
  Increase in deferred software costs .........      (386,307)        (205,842)
                                                   -----------       ----------
    Net cash provided by/(used in) investing
      activities ..............................  $ 11,087,876     $   (512,214)
                                                   -----------       ----------



                                Continued on Next Page



             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - Continued)

                                                   Six Months Ended April 30,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $ (2,072,944)     $ (618,685)
  Proceeds from the exercise of options and
    warrants ..................................     1,185,489            -
  Repayments of amounts by related
    parties, net ..............................        71,026          15,843
  Repayments of capital leases ................       (11,214)        (73,973)
                                                   -----------      ----------
    Net cash used in financing activities .....      (827,643)       (676,815)
                                                   -----------      ----------
  CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income/(loss) from discontinued operations ..       (60,509)         129,585
  Adjustments to reconcile income/(loss) from
    discontinued operations to cash (used in)/
    provided by discontinued operations:
    Depreciation and amortization .............       151,118          412,928
    Increase in net assets of discontinued
      operations ..............................      (307,813)        (423,475)
                                                   -----------      -----------
    Net cash (used in)/provided by discontinued
      operations ..............................  $   (217,204)    $    119,038
                                                   -----------      -----------
    Net increase/(decrease) in cash and cash
      equivalents .............................     9,727,636         (248,896)
    Cash and cash equivalents at the beginning
      of the period ...........................       972,459          857,204
                                                   -----------      -----------
    Cash and cash equivalents at the end of the
      period ..................................  $ 10,700,095     $    608,308
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..................................  $     87,929     $    154,126
                                                   ===========      ===========
    Income taxes ..............................  $    894,803     $     51,215
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Note received in connection with the sale
    of the Payroll Division (Note 2) ..........  $    750,000     $       -
                                                   ==========       ===========

For the six months ended April 30, 1997, $19,594 (net of tax benefits) was accreted through a charge to retained earnings in connection with a stock option.

             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED APRIL 30, 1998
                                  (Unaudited)


                       Common      Par      Paid in     Retained
                       Shares     Value     Capital     Earnings     Total
                    -----------------------------------------------------------

Balances,
  October 31, 1997.  3,826,102  $  38,261  $ 9,595,789  $2,905,013  $12,539,063

Exercises of stock
  options .........     80,371        804      356,816                  357,620

Exercises of
  warrants ........    141,965      1,419      826,449                  827,868


Net income ........                                      2,541,910    2,541,910

                    -----------------------------------------------------------
Balances,
  April 30, 1998 ..  4,048,438  $  40,484  $10,779,054  $5,446,923  $16,266,461
                    ===========================================================





              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION
        ---------------------

The Consolidated Balance Sheet as of April 30, 1998, and the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the six month periods ended April 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended April 30, 1998 and 1997 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

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

2.      SALE OF THE PAYROLL DIVISION
        ----------------------------

On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of New Jersey, Inc. and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. (the "Buyer"). At closing, the Company received $12,900,000, of which $12,150,000 was in cash and $750,000 was in the form of a note from the Buyer. The note is due on July 15, 1999 and requires quarterly payments of interest at 8.5% per annum. The amount received at closing included $1,440,000 for a three-year covenant not to compete and $500,000 in connection with a services agreement.

The terms of the Sale also provide for an additional payment by the Buyer of up to $1,500,000, which amount is contingent on the revenue of Pay USA for the three months following the Sale, and is also subject to adjustment based on a final determination of the net amounts of assets and liabilities transferred at December 19, 1997.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)


2.      SALE OF THE PAYROLL DIVISION (cont'd)
        -------------------------------------

The Company has recognized a pretax gain of approximately $3,099,000 after recording various costs of the transaction amounting to approximately $2,133,000. These costs include, among other things, the assumption of certain contractual obligations related to the Company's original acquisitions of the companies comprising Pay USA, and payments and accruals relating to certain employment agreements. Income related to the $1,440,000 covenant not to compete will be recognized over the three-year term. Any contingent payment received from the Buyer will be recognized as income in the period received.

Of the cash received at the closing, $1,713,509 was used to repay a term loan and the outstanding balance on a line of credit.

During the eight-week period ended December 19, 1997 and the six and three month periods ended April 30, 1997, revenues relating to the discontinued operations of Pay USA approximated $1,117,000, $4,602,000, and $2,193,000, respectively, and pretax operating results approximated a loss of $137,000, income of $216,000, and income of $135,000, respectively.


3.      BASIC AND DILUTED EARNINGS PER COMMON SHARE
        -------------------------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires, among other things, a dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing the components of net income by the weighted-average number of shares outstanding for each period presented. Diluted earnings per share is computed by dividing the components of net income by the weighted-average number of shares outstanding plus dilutive potential common shares which would result from the exercise of stock options and warrants. The prior period has been restated to reflect the requirements of SFAS 128.

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)


3.      BASIC AND DILUTED EARNINGS PER COMMON SHARE (cont'd)
        ----------------------------------------------------

The following is a reconciliation of the weighted-average shares used in the computations of basic and dilutive earnings per share.


                           Six Months ended April     Three Months ended April
                          ------------------------   --------------------------
                           30, 1998      30, 1997      30, 1998       30, 1997
                          -----------   ----------   ------------   -----------

Weighed-average common
  shares outstanding
  used for basic earnings
  per share ..............  3,888,159    3,758,937      3,956,190    3,778,219

Weighted-average number
  of shares from imputed
  exercises of dilutive
  options and warrants,
  computed by the treasury-
  stock method ...........    491,542      136,673        265,897      159,717
                            ---------    ---------      ---------    ---------
Weighted-average common
  shares outstanding used
  for dilutive earnings
  per share ..............  4,379,701    3,895,610      4,222,087    3,937,936
                            =========    =========      =========    =========

Total number of options
  and warrants excluded
  from the calculation
  of diluted earnings
  per share because they
  are anti-dilutive ......    111,100      537,600        111,100       537,600
                            =========    =========      =========    ==========

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.      STOCK OPTIONS
        -------------
The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for options granted since November 1, 1995 been determined using the Black-Scholes option-pricing model described in Statement of Financial Accounting Standards No.123
("SFAS 123") (which permits, but does not require, companies to recognize as expense over the vesting period the fair value of all stock-based awards, measured as of the date of grant), the Company would have recorded aggregate compensation expense of approximately $1,509,000. The remaining annual amortization over the options' remaining vesting periods is as follows:

                          Fiscal Years Ended
                              October 31,
                          ------------------
                                 1998             $  150,866
                                 1999                301,731
                                 2000                301,731
                                 2001                246,312
                                 2002                186,148
                                 2003                 38,141
                                                  ----------
                                                  $1,224,929
                                                  ==========
The assumptions used in the option-pricing model include a risk-free interest rate of 6.5%, expected lives of between six months and five years, and expected volatility of 48.6%. The pro forma impact of following the provisions of SFAS 123 on the Company's reported net income and net income per share would be as follows:
                                           Six Months Ended   Six Months Ended
                                            April 30, 1998     April 30, 1997
                                           ----------------   ----------------
Net income                 - as reported      $ 2,541,910        $   329,601
                                              ===========        ===========
                           - pro forma        $ 2,429,185        $   278,605
                                              ===========        ===========
Basic earnings per share   - as reported      $      0.65        $      0.08
                                              ===========        ===========
                           - pro forma        $      0.62        $      0.07
                                              ===========        ===========
Diluted earnings per share - as reported      $      0.58        $      0.08
                                              ===========        ===========
                           - pro forma        $      0.55        $      0.07
                                              ===========        ===========

Net income per common share has been calculated using the weighted average number of shares of common stock outstanding during the period.

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

On December 19, 1997, the Company sold four subsidiaries comprising the Payroll Division. In the accompanying financial statements, all revenues and expenses of the Payroll Division have been classified as discontinued operations. Unless otherwise noted, the following discussion relates only to the results from continuing operations.

RESULTS OF OPERATIONS, SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997

During the six month period ended April 30, 1998, revenues from continuing operations were $15,174,000, an increase of 29% over the six month period ended April 30, 1997. This increase is the result of several new Information Services contracts, as well as approximately $912,000 in income from the covenant not compete and service contracts with the Buyer of the Payroll Division.

Data processing costs increased $1,315,000 to $9,831,000 (65% of revenues) during the current period compared to $8,516,000 (72% of revenues) in the prior year's period. The seven percent improvement in margin is derived from economies of scale and improved margins on a contract-by-contract basis.

Selling and promotion costs increased slightly, to $634,000, but decreased 1% as a percentage of revenues. General and administrative expenses increased $957,000 to $3,147,000 in the current period, an increase of 2% as a percentage of revenues, primarily due to increased rent and utility costs connected with the Company's new computer center in New Jersey.

The Company recorded net interest income of $241,000 in the current period, as compared to a net interest expense of $124,000 in the prior period. The Company repaid substantially all of its bank debt on December 19, 1997, and has invested the cash obtained from the proceeds of the sale of the Payroll Division.

The Company recorded income from continuing operations of $1,001,000 ($0.26 and $0.23 per share for basic and diluted shares, respectively) for the period ended April 30, 1998, a fivefold increase compared to the profit of $200,000 ($0.05 per share, basic and diluted) for the period ended April 30, 1997.

Results from discontinued operations declined from net income of $130,000 for the period ended April 31, 1997 to a loss of $61,000 for the period ended December 19, 1997, primarily as a result of excluding revenues after the date of the Sale.

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS, QUARTERS ENDED APRIL 30, 1998 AND 1997

During the three month period ended April 30, 1998, revenues from continuing operations were $7,957,000, an increase of 35% over the three month period ended April 30, 1997. This increase is the result of several new Information Services contracts, as well as approximately $499,000 in income from the covenant not to compete and service contracts with the Buyer of the Payroll Division.

Data processing costs increased $971,000 to $5,210,000 (66% of revenues) during the current quarter compared to $4,239,000 (72% of revenues) in the prior year's quarter. The improvement as a percentage of revenues is derived from economies of scale and improved margins on a contract-by-contract basis.

Selling and promotion costs increased $21,000 to $334,000, decreasing 1% as a percentage of revenues. General and administrative expenses increased $590,000 to $1,635,000 in the current period, an increase of 3% as a percentage of revenues, primarily due to increased rent and utility costs connected with the Company's new computer center in New Jersey.

The Company recorded net interest income of $149,000 in the current period, as compared to a net interest expense of $59,000 in the prior period. The Company repaid substantially all of its bank debt on December 19, 1997, and has invested the cash obtained from the proceeds of the sale of the Payroll Division.

The Company recorded income from continuing operations of $511,000 ($0.13 and $0.12 per share for basic and diluted shares, respectively) for the quarter ended April 30, 1998, a 244% increase compared to the profit of $148,000 ($0.03 per share - basic and diluted) for the quarter ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended April 30, 1998, the Company used approximately $315,000 in continuing operations. This amount is net of depreciation and amortization of $719,000 and includes, among other things, a $1,061,000 increase in accrued expenses and taxes, primarily as a result of the sale of the Payroll Division.

The Company generated cash from investing activities of approximately $11,088,000 during the period ended April 30, 1998, principally from the proceeds from the sale of the Payroll Division and $1,440,000 for a related covenant not to compete. This amount is net of purchases of fixed assets of $691,000 and software cost deferrals of $386,000.

In financing activities for the period, the Company used cash of approximately $828,000, including $2,084,000 to repay long term debt and capital leases, offset by $1,185,000 generated from the exercises of stock warrants and employee stock options.

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (cont'd)

As of April 30, 1998, the Company had cash and cash equivalents of $10,700,000 and working capital of $10,422,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 2.65 to 1, and the ratio of total liabilities to equity was 0.55 to 1.

In March 1997, the Company and a bank entered into an agreement for a revolving line of credit whereby the Company could borrow up to $1,500,000. Interest on borrowings would have been at either the Adjusted Eurodollar Rate (as defined) plus 2.25%, or the bank's prime rate. The line of credit expired on April 30, 1998.

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


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                                     /s/
June 12, 1998                        ------------------------------------
                                    Zach Lonstein
                                    Principal Executive Officer


                                                     /s/
June 12, 1998                        ------------------------------------
                                    Laurence L. Carpenter
                                    Acting Principal Accounting Officer