Form 10QSB
period 1998-07-31
COMPUTER OUTSOURCING SERVICES INC
filed 1998-09-11
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1998
                          Commission file number: 0-20824



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

There were 4,255,115 shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 1, 1998.

Transitional Small Business Disclosure Form (check one);     Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements



               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                      July          October
                                                    31, 1998        31, 1997
                                                 -------------    -------------
                                                  (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including short-
    term, interest bearing investments of
    $11,406,245 and $782,583 ..................  $ 11,515,762     $    972,459

  Trade accounts receivable, net of allowance
    for doubtful accounts of $196,160 and
    $111,577 ..................................     4,705,495        3,990,630

  Net assets of discontinued operations (Note 2)        -            6,071,333

  Note receivable (Note 2) ....................       750,000             -

  Prepaid expenses and other current assets ...     1,593,648        1,223,759
                                                   ----------       ----------
                                                   18,564,905       12,258,181
                                                   ----------       ----------
PROPERTY and EQUIPMENT, net ...................     3,198,532        2,578,071
                                                   ----------       ----------
OTHER ASSETS:
  Deferred software costs, net ................     1,672,612        1,545,935

  Intangibles, net ............................     2,528,877        2,715,993

  Due from related parties, net ...............       223,513          176,295

  Security deposits and other non-current
    assets ....................................       530,219          523,797
                                                   ----------       ----------
                                                    4,955,221        4,962,020
                                                   ----------       ----------
TOTAL ASSETS ..................................  $ 26,718,658     $ 19,798,272
                                                   ==========       ==========





             See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                      July          October
                                                    31, 1998        31, 1997
                                                 -------------    -------------
                                                  (Unaudited)
LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................  $  1,084,298     $  1,246,516

  Current portion of long-term debt ...........       450,664        2,297,546

  Current portion of capitalized lease
    obligations ...............................        22,272           23,034

  Corporate income taxes payable ..............     2,076,947          243,342

  Accrued expenses ............................     2,636,185        1,536,330

  Customer deposits and other current
    liabilities ...............................       153,404          231,699
                                                   ----------       ----------
                                                    6,423,770        5,578,467
                                                   ----------       ----------
LONG-TERM LIABILITIES:
  Long-term debt ..............................        19,271          252,577

  Capitalized lease obligations ...............         3,129           19,414

  Deferred income taxes .......................       605,057          645,910

  Unearned portion of covenant not to compete .     1,120,000             -

  Deferred lease credits ......................       741,186          762,841
                                                   ----------       ----------
                                                    2,488,643        1,680,742
                                                   ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued ............          -                -

  Common stock, $0.01 par value; 10,000,000
    shares authorized; shares issued and out-
    standing, 4,251,915 and 3,826,104..........        42,519           38,261

  Additional paid-in capital ..................    11,253,717        9,595,789

  Retained earnings ...........................     6,510,009        2,905,013
                                                   ----------       ----------
                                                   17,806,245       12,539,063
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 26,718,658     $ 19,798,272
                                                   ==========       ==========
              See Notes to Consolidated Interim Financial Statements

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                            Nine Months Ended             Three Months Ended
                                 July 31                       July 31,
                       --------------------------    --------------------------
                           1998          1997           1998           1997
                       ------------  ------------    ------------  ------------

REVENUES ...........   $ 22,751,227  $ 17,845,369    $  7,617,026  $  6,048,603
                         ----------    ----------      ----------    ----------
COSTS and EXPENSES:
  Data processing
    costs ..........     14,819,111    12,692,903       5,027,780     4,177,121
  Selling and promo-
    tion costs .....        992,652       925,712         358,466       292,806
  General and
    administrative
    expenses .......      4,664,770     3,223,343       1,517,492     1,033,246
  Interest expense,
    net of interest
    income .........       (396,648)      193,263        (155,786)       68,898
                         -----------   ----------      -----------   ----------
                         20,079,885    17,035,221       6,747,952     5,572,071
                         -----------   ----------      -----------   ----------

Income from continu-
  ing operations
  before income tax
  provision ........      2,671,342       810,148         869,074      476,532
Provision for income
  taxes ............      1,097,846       324,100         297,076      190,500
                         -----------   ----------      ----------    ----------
Income from continu-
  ing operations ...      1,573,496       486,048         571,998      286,032
Income/(loss) from
  discontinued
  operations, net of
  income taxes
  (Note 2) .........        (60,509)       27,452            -        (102,133)
Gain on sale of the
  Payroll Division,
  net of income
  taxes (Note 2) ...      2,092,009          -            491,088         -
                         ----------    ----------      ----------    ----------
NET INCOME .........   $  3,604,996  $    513,500    $  1,063,086  $   183,889
                         ==========    ==========      ==========    ==========



                                Continued on Next Page

               COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                            Nine Months Ended             Three Months Ended
                                 July 31,                      July 31,
                       --------------------------    --------------------------
                           1998          1997           1998           1997
                       ------------  ------------    ------------  ------------
EARNINGS PER COMMON
  SHARE (Note 3):

Basic earnings per
  common share:

Income from continuing
  operations ......... $       0.40  $       0.12   $       0.14  $       0.08
Income/(loss) from
  discontinued
  operations .........        (0.02)         0.01            -           (0.03)
Gain on Sale of the
  Payroll Division ...         0.52           -             0.11           -
                         -----------   ----------     ----------    -----------
Net income ........... $       0.90  $       0.13   $       0.25  $       0.05
                         ===========   ==========     ==========    ===========

Weighted average number
  of common shares
  outstanding ........    3,985,296     3,769,354      4,177,866     3,789,849
                         ==========    ==========     ==========    ==========

Diluted earnings per
  common share:

Income from continuing
  operations ......... $       0.36  $       0.12   $       0.13  $       0.08
Income/(loss) from
  discontinued
  operations .........        (0.01)         0.01            -           (0.03)
Gain on Sale of the
  Payroll Division ...         0.48           -             0.10           -
                         -----------   ----------     ----------    -----------
Net income ........... $       0.83  $       0.13   $       0.23  $       0.05
                         ===========   ==========     ==========    ===========

Weighted average
  number of common
  shares and other
  dilutive securities
  outstanding ........    4,360,804     3,929,188      4,571,900     3,980,807
                         ==========    ==========     ==========    ==========


               See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended July 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations .............  $  1,573,496     $    486,048
Adjustments to reconcile income from continuing
  operations to cash (used in)/provided by
  operating activities:
  Depreciation and amortization ...............     1,010,635        1,098,900
  Increase/(reduction) in deferred income taxes       (35,355)         175,545
  Decrease/(increase) in:
    Trade accounts receivable .................      (714,865)        (730,271)
    Prepaid expenses and other current assets .      (369,889)        (289,759)
    Security deposits and other noncurrent
      assets ..................................       (48,992)        (184,453)
  Increase/(decrease) in:
    Accounts payable ..........................      (162,218)          96,767
    Income taxes payable ......................       120,092          (27,939)
    Accrued expenses ..........................    (1,832,096)          34,853
    Customer deposits and other current
      liabilities .............................       (78,295)         (58,152)
  Deferred lease credits ......................       (53,965)            -
                                                    ----------       ----------
    Net cash (used in)/provided by operating
      activities ..............................      (591,450)         601,539
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........    (1,227,425)        (281,976)
  Disposal of equipment .......................        14,960            2,074
  Proceeds from the sale of the Payroll
    Division ..................................    12,210,000             -
  Proceeds from a covenant not to compete .....     1,440,000             -
  Settlement of contingencies relating to
    acquisitions ..............................          -            (423,938)
  Increase in deferred software costs .........      (603,311)        (353,772)
                                                   -----------      -----------
    Net cash provided by/(used in) investing
      activities ..............................  $ 11,834,224     $ (1,057,612)
                                                   -----------      -----------


                            Continued on Next Page


             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - Continued)

                                                   Nine Months Ended July 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $ (2,080,188)     $ (789,928)
  Proceeds from the exercise of options and
    warrants ..................................     1,662,186            -
  Proceeds from longterm debt .................          -            500,000
  Repayments from/(borrowings by) related
    parties, net ..............................       (47,218)         22,735
  Repayments of capital leases ................       (17,047)        (77,935)
                                                   -----------      ----------
    Net cash used in financing activities .....      (482,267)       (345,128)
                                                   -----------      ----------
  CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income/(loss) from discontinued operations ..       (60,509)          27,452
  Adjustments to reconcile income/(loss) from
    discontinued operations to cash (used in)/
    provided by discontinued operations:
    Depreciation and amortization .............       151,118          627,380
    Increase in net assets of discontinued
      operations ..............................      (307,813)        (459,701)
                                                   -----------      -----------
    Net cash (used in)/provided by discontinued
      operations ..............................  $   (217,204)    $    195,131
                                                   -----------      -----------
    Net increase/(decrease) in cash and cash
      equivalents .............................    10,543,303         (606,070)
    Cash and cash equivalents at the beginning
      of the period ...........................       972,459          857,204
                                                   -----------      -----------
    Cash and cash equivalents at the end of the
      period ..................................  $ 11,515,762     $    251,134
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..................................  $    110,622     $    205,906
                                                   ===========      ===========
    Income taxes ..............................  $  1,013,106     $     91,958
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Capitalized leases for data processing
      equipment ...............................          -              81,312
                                                   ==========       ===========
    Note received in connection with the sale
      of the Payroll Division (Note 2) ........  $    750,000     $       -
                                                   ==========       ===========
For the nine months ended July 31, 1997, $19,594 (net of tax benefits) was accreted through a charge to retained earnings in connection with a stock option.
             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JULY 31, 1998
                                  (Unaudited)


                       Common      Par      Paid in     Retained
                       Shares     Value     Capital     Earnings     Total
                    -----------------------------------------------------------

Balances,
  October 31, 1997.  3,826,102  $  38,261  $ 9,595,789  $2,905,013  $12,539,063

Exercises of stock
  options .........    283,848      2,838      831,479                  834,317

Exercises of
  warrants ........    141,965      1,420      826,449                  827,869


Net income ........                                      3,604,996    3,604,996

                    -----------------------------------------------------------
Balances,
  July 31, 1998 ..   4,251,915  $  42,519  $11,253,717  $6,510,009  $17,806,245
                    ===========================================================























              See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

The Consolidated Balance Sheet as of July 31, 1998, and the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the nine month periods ended July 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended July 31, 1998 and 1997 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

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

The note is due on July 15, 1999, is subject to acceleration pro-rata if certain contingent liabilities of the Buyer were satisfied in whole or part, and requires quarterly payments of interest at 8.5% per annum. At July 31, 1998, the contingent liabilities were satisfied, and the Note became due. On August 14, 1998, the Buyer paid $601,607 plus interest, and asserted approximately $150,000 in charge-backs under the Sale Agreement as payment of the remainder of the Note. The chargebacks have not yet been agreed to by the Company.

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)


The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which amount was contingent on the revenue of Pay USA for the three months following the Sale, and was also subject to adjustment based on a final determination of the net amount of assets and liabilities transferred to the Buyer on December 19, 1997. On June 1, 1998, the Company received the $1,500,000 contingent payment.

Including the contingent payment, the Company has recognized a pretax gain of approximately $3,820,700 after recording various costs of the transaction amounting to approximately $2,926,700. These costs include, among other things, the assumption of certain contractual obligations related to the Company's original acquisitions of the companies comprising Pay USA, and payments and accruals relating to certain employment agreements. Income related to the $1,440,000 covenant not to compete is being recognized over the three-year term of the agreement.

Of the cash received at the closing, $1,713,509 was used to repay a term loan and the outstanding balance on a line of credit.

During the nine month period ended July 31, 1998 and the nine and three month periods ended July 31, 1997, revenues relating to the discontinued operations of Pay USA approximated $1,117,000, $6,731,000, and $2,129,000, respectively, and pretax operating results approximated a loss of $137,000, income of $46,000, and a loss of $170,000, respectively.


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

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the weighted-average shares used in the computations of basic and dilutive earnings per share.

                             Nine Months ended July   Three Months ended July
                             ----------------------   -----------------------
                             31, 1998      31, 1997    31, 1998      31, 1997
                             --------      --------    --------      --------
Weighed-average common
  shares outstanding used
  for basic earnings per
  share ...................  3,985,296    3,769,354    4,177,866    3,789,849
Weighted-average number of
  shares from assumed
  exercises of dilutive
  options and warrants,
  computed by the treasury-
  stock method ............    375,508      159,834      394,034      190,958
                             ---------    ---------    ---------    ---------
Weighted-average common
  shares outstanding used
  for dilutive earnings per
  share ...................  4,360,804    3,929,188    4,571,900    3,980,807
                             =========    =========    =========    =========
Total number of options and
  warrants excluded from the
  calculation of diluted
  earnings per share because
  they are anti-dilutive ..     63,900      271,402       27,500      273,902
                             =========    =========    =========    =========
4. STOCK OPTIONS
   -------------
The Company applies the provisions of APB Opinion 25 and related Interpreta-tions in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options granted. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compen-sation cost for options granted since November 1, 1995 been determined using the Black-Scholes option-pricing model described in Statement of Financial Accounting Standards No. 123("FASB 123") (which permits, but does not require, companies to recognize as expense over the vesting period the fair value of all stock-based awards, measured as of the date of grant), the Company would have recorded aggregate compensation expense of approximately $1,508,669 which would be expensed over the options' vesting period as follows:
                        Fiscal Years Ended October 31,
                        ------------------------------
                               1998         $   75,433
                               1999            301,731
                               2000            301,731
                               2001            246,312
                               2002            186,148
                               2003             38,141
                                            ----------
                                            $1,149,496
                                            ==========

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)


The assumptions used in the option-pricing model include a risk-free interest rate of 6.5%, expected lives of between six months and five years, and expected volatility of 48.6%. The pro forma impact of following the provisions of FASB 123 on the Company's reported net income and net income per share would be as follows:

                                       Nine  Months Ended    Nine Months Ended
                                         July 31, 1998         July 31, 1997
                                       ------------------    -----------------
Net income              - as reported     $  3,604,996          $   513,500
                                          ============          ===========
                        - pro forma       $  3,416,838          $   434,742
                                          ============          ===========

Basic earnings per
  share                 - as reported     $       0.90          $      0.13
                                          ============          ===========
                        - pro forma       $       0.86          $      0.11
                                          ============          ===========

Diluted earnings per
  share                 - as reported     $       0.83          $      0.13
                                          ============          ===========
                        - pro forma       $       0.78          $      0.11
                                          ============          ===========


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

RESULTS OF OPERATIONS, NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997

During the nine month period ended July 31, 1998 (the "current period"), revenues from continuing operations were $22,751,000, an increase of 28% over the $17,845,000 recorded in the nine month period ended July 31, 1997 (the "prior period"). This increase is the result of several new Information Services contracts, as well as approximately $1,127,000 in income from the covenant not to compete and service contracts with the Buyer of the Payroll Division.

Data processing costs increased $2,126,000 to $14,819,000 (65% of revenues) during the current period compared to $12,693,000 (71% of revenues) in the prior year's period. The improvement in margin arises from increases in revenue and improved margins on a contract-by-contract basis.

Selling and promotion costs increased slightly, to $993,000, but decreased
1% as a percentage of revenues. General and administrative expenses increased $1,441,000 to $4,665,000 in the current period, an increase of 2% as a percentage of revenues, primarily due to increased rent and utility costs related to the Company's new computer center in New Jersey.

The Company recorded net interest income of $397,000 in the current period, as compared to net interest expense of $193,000 in the prior period. The Company repaid substantially all of its bank debt on December 19, 1997, and has invested the cash obtained from the proceeds of the sale of the Payroll Division.

The Company recorded income from continuing operations of $1,573,000 ($0.40 and $0.36 per share for basic and diluted shares, respectively) for the period ended July 31, 1998, a threefold increase compared to the profit of $486,000 ($0.12 per share, basic and diluted) for the period ended July 31, 1997.

In connection with the sale of the Payroll Division, the Company recognized a gain of approximately $2,092,000 after taxes and after various costs of the transaction amounting to approximately $2,926,700. These costs include, among other things, the assumption or settlement of certain contractual obligations related to the Company's original acquisitions of the companies comprising
Pay USA, and payments and accruals relating to certain employment agreements.

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS, QUARTERS ENDED JULY 31, 1998 AND 1997

During the three month period ended July 31, 1998 (the "current quarter"), revenues from continuing operations were $7,617,000, an increase of 26% over the $6,049,000 recorded for the three month period ended July 31, 1997 (the "prior year's quarter"). This increase is the result of several new Information Services contracts, as well as approximately $231,000 in income from the covenant not to compete and service contracts with the Buyer of the Payroll Division.

Data processing costs increased $851,000 to $5,028,000 (66% of revenues) during the current quarter compared to $4,177,000 (69% of revenues) in the prior year's quarter. The improvement as a percentage of revenues arises from the increase in revenue and improved margins on a contract-by-contract basis.

Selling and promotion costs increased $66,000 to $358,000, but remained the same as a percentage of revenues. General and administrative expenses increased $484,000 to $1,517,000 in the current quarter, an increase of 3% as a percentage of revenues, primarily due to increased rent and utility costs connected with the Company's new computer center in New Jersey.

The Company recorded net interest income of $156,000 in the current quarter, as compared to a net interest expense of $69,000 in the prior period. The Company repaid substantially all of its bank debt on December 19, 1997, and has invested the cash obtained from the proceeds of the sale of the Payroll Division.

The Company recorded income from continuing operations of $572,000 ($0.14 and $0.13 per share for basic and diluted shares, respectively) for the current quarter, double the profit of $286,000 ($0.08 per share - basic and diluted) for the prior year's quarter.

In connection with the sale of the Payroll Division, the Company received a contingent payment of $1,500,000 in the current quarter and recognized a gain of approximately $491,100 after taxes and after various additional costs of the transaction amounting to approximately $794,000. These costs include, among other things, the settlement of certain contractual obligations related to the Company's original acquisitions of the companies comprising Pay USA.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended July 31, 1998, the Company used approximately $591,000 in continuing operations. This amount is net of depreciation and amortization of $1,011,000 and includes, among other things, a $1,832,000 increase in accrued taxes, primarily as a result of the sale of the Payroll Division.

The Company generated cash from investing activities of approximately $11,834,000 during the period ended July 31, 1998, principally from the proceeds from the sale of the Payroll Division and $1,440,000 for a related covenant not to compete. This amount is net of purchases of fixed assets of $1,227,000 and software cost deferrals of $603,000.

         COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES

In financing activities for the period, the Company used cash of approximately $482,000, including $2,097,000 to repay long term debt and capital leases, offset by $1,662,000 generated from the exercises of stock warrants and employee stock options.

As of July 31, 1998, the Company had cash and cash equivalents of $11,516,000 and working capital of $12,141,000. Its current ratio (i.e., the ratio of current assets to current liabilities) was 2.89 to 1, and the ratio of total liabilities to equity was 0.50 to 1.

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

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4 -        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

        The Annual Meeting of Stockholders of the Company was held on June 3, 1998, at which the following actions were taken:

        (1) Five directors of the Company were elected for terms of one year, or until their respective successors are duly elected and qualified. The following table lists the name of each candidate for director, and the number of shares voted for or withheld from each candidate:

                                         Shares Voted            Shares
                   Nominee               For Election           Withheld
                -----------------        ------------           --------

                Zach Lonstein              3,111,483             251,064

                Jeffrey Millman            3,111,483             251,064

                Robert B. Wallach          3,111,483             251,064

                Howard Waltman             3,111,483             251,064

                John C. Platt              3,111,483             251,064

        (2) The Company amended Article 4.1 in the Company's Restated Certificate of Incorporation to provide that the total number of shares of stock which the Corporation shall have authority to issue is 11,000,000, consisting of 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock)", and 10,000,000 shares of common stock, par value $0.01 per share ("Common Stock"). The shareholders approved this amendment by a vote of 3,088,693 for, 250,954 against, and 22,900 abstaining.

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



                                    COMPUTER OUTSOURCING SERVICES, INC.


                                     /s/
                                    -----------------------------------
September 11, 1998                  Zach Lonstein
                                    Principal Executive Officer


                                     /s/
                                    -----------------------------------
September 11, 1998                  Laurence L. Carpenter
                                    Acting Principal Accounting Officer