Form 10QSB/A
period 1998-07-31
COMPUTER OUTSOURCING SERVICES INC
filed 1998-09-25
CIK 893816

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


              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                  AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended July 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations .............  $  1,573,496     $    486,048
Adjustments to reconcile income from continuing
  operations to cash (used in)/provided by
  operating activities:
  Depreciation and amortization ...............     1,010,635        1,098,900
  Increase/(reduction) in deferred income taxes       (35,355)         175,545
  Decrease/(increase) in:
    Trade accounts receivable .................      (714,865)        (730,271)
    Prepaid expenses and other current assets .      (369,889)        (289,759)
    Security deposits and other noncurrent
      assets ..................................       (48,992)        (184,453)
  Increase/(decrease) in:
    Accounts payable ..........................      (162,218)          96,767
    Income taxes payable ......................       120,092          (27,939)
    Accrued expenses ..........................       (36,198)          34,853
    Customer deposits and other current
      liabilities .............................       (78,295)         (58,152)
  Deferred lease credits ......................       (53,965)            -
                                                    ----------       ----------
    Net cash provided by operating activities .     1,204,448          601,539
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........    (1,227,425)        (281,976)
  Disposal of equipment .......................        14,960            2,074
  Proceeds from the sale of the Payroll
    Division ..................................    12,210,000             -
  Payment of expenses related to the sale of
    the Payroll Division ......................    (1,795,898)            -
  Proceeds from a covenant not to compete .....     1,440,000             -
  Settlement of contingencies relating to
    acquisitions ..............................          -            (423,938)
  Increase in deferred software costs .........      (603,311)        (353,772)
                                                   -----------      -----------
    Net cash provided by/(used in) investing
      activities ..............................  $ 10,038,326     $ (1,057,612)
                                                   -----------      -----------


                            Continued on Next Page

             See Notes to Consolidated Interim Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                  AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - Continued)

                                                   Nine Months Ended July 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .................  $ (2,080,188)     $ (789,928)
  Proceeds from the exercise of options and
    warrants ..................................     1,662,186            -
  Proceeds from longterm debt .................          -            500,000
  Repayments from/(borrowings by) related
    parties, net ..............................       (47,218)         22,735
  Repayments of capital leases ................       (17,047)        (77,935)
                                                   -----------      ----------
    Net cash used in financing activities .....      (482,267)       (345,128)
                                                   -----------      ----------
  CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income/(loss) from discontinued operations ..       (60,509)          27,452
  Adjustments to reconcile income/(loss) from
    discontinued operations to cash (used in)/
    provided by discontinued operations:
    Depreciation and amortization .............       151,118          627,380
    Increase in net assets of discontinued
      operations ..............................      (307,813)        (459,701)
                                                   -----------      -----------
    Net cash (used in)/provided by discontinued
      operations ..............................  $   (217,204)    $    195,131
                                                   -----------      -----------
    Net increase/(decrease) in cash and cash
      equivalents .............................    10,543,303         (606,070)
    Cash and cash equivalents at the beginning
      of the period ...........................       972,459          857,204
                                                   -----------      -----------
    Cash and cash equivalents at the end of the
      period ..................................  $ 11,515,762     $    251,134
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..................................  $    110,622     $    205,906
                                                   ===========      ===========
    Income taxes ..............................  $  1,013,106     $     91,958
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Capitalized leases for data processing
    equipment .................................          -              81,312
                                                   ==========       ===========
  Note received in connection with the sale
    of the Payroll Division (Note 2) ..........  $    750,000     $       -
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



                                    COMPUTER OUTSOURCING SERVICES, INC.


                                     /s/
                                    -----------------------------------
September 25, 1998                  Zach Lonstein
                                    Principal Executive Officer


                                     /s/
                                    -----------------------------------
September 25, 1998                  Laurence L. Carpenter
                                    Acting Principal Accounting Officer