Form 10KSB
period 1998-10-31
COMPUTER OUTSOURCING SERVICES INC
filed 1999-02-12
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: October 31, 1998

                         Commission file number: 0-20824

                       COMPUTER OUTSOURCING SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its Charter)

                        New York                 13-3252333
                    --------------          --------------------
               (State of Incorporation)  (IRS Employer I.D. number)

                  2 Christie Heights Street Leonia, NJ    07605
                  ------------------------------------    -----
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201) 840-4700

    Securities  registered  pursuant to Section  12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $0.01 Par Value per Share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: /X/ Yes / / No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

For the fiscal year ended October 31, 1998, registrant's consolidated revenues from continuing operations were $30,403,381.

On January 15, 1999, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $34,571,000.

On January 15, 1999, 4,616,115 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


A schedule of Exhibits filed herewith or  incorporated  by reference  appears in
Item 13 beginning on page 23.

Transitional Small Business Disclosure Format:  /  / Yes     /X/ No

                                     PART I

Item 1.  Description of Business
         -----------------------

General

Computer Outsourcing Services, Inc. (together with its subsidiaries, the "Company"), organized as a New York corporation in October 1984, provides information technology services in the form of data center and business process solutions to companies, institutions, and government agencies. The Company has grown through strategic acquisitions as well as business development.

The Company's  core business is providing  information  technology,  outsourcing solutions to large- and medium-size enterprises. It provides information processing services in a customized environment to a broad array of clients in a variety of industries. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses.

The Company expanded its information technology services to include leading edge infrastructure management consulting to Global 2000 companies through the acquisition of the business and certain assets of Enterprise Technology Group, Inc. on December 18, 1998. The Company conducts this activity through a new wholly-owned subsidiary, ETG, Inc. ("ETG").

Additionally, the Company had been in the business of providing comprehensive payroll processing and tax filing services. In December 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of New Jersey, Inc., and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $11,460,000, of which $10,710,000 was in cash and $750,000 was in the form of a note from the Buyer bearing interest at 8.5% per annum. The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which amount was contingent on the revenue of Pay USA for the three months following the sale. An additional payment of $1,500,000 was received in June 1998. The Company recognized a gain, net of tax, of approximately $1,700,000 in its fiscal year ended October 31, 1998, as a result of the sale of Pay USA.

Pursuant to the terms of the sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA. The Company agreed to provide these services through December 31, 1999 for an initial payment of $500,000, a fixed monthly fee of $16,000 (plus a fixed amount for telephone line charges), and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities; (3)
disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. The $1,440,000 is being amortized over the term of the agreement. The amortization of such income is included in income from continuing operations.

The Computer Outsourcing Industry

The outsourcing of computer services, whereby a client company obtains all or part of its information processing requirements (including systems design, software management and hardware, communications, training, maintenance, and support) from an information technology provider such as the Company, continues to be a growing trend. The Company believes that it is generally 10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

Outsourcing provides clients with the following benefits:

     - The refocus of personnel, financial and technological resources on core business and client-related activities;
     -    Access to highly skilled personnel and technology resources;
     -    Access to resources that support technological reengineering;
     - Access to experienced resources to perform selected information processing functions;
     - Reduction of operating costs; and o Reduction of future investment in infrastructure not directly related to the core business activity.

Business Strategy

The Company's objective is to provide a comprehensive computer outsourcing alternative to meet all or part of its clients' information technology requirements. The Company's strategy includes the following key elements:

Information Technology Services

The Company's Information Technology Services allow clients to effectively process and manage core business applications such as general ledger, accounts payable, accounts receivable, order processing, and inventory. The Company provides skilled personnel, secure processing environments, high service levels and state of the art and emerging technologies to meet client information processing requirements Clients utilize the Company's information systems in order to focus on their core business and customer related activities while significantly reducing their operating costs. The Company has developed industry specific experience in markets which include publishing, financial services, apparel, consumer products, and health care. Its clients in these markets rely on the Company to combine its in-depth industry knowledge with information technology solutions that uniquely meet their business objectives and information processing requirements.

Typically, the Company enters into contracts with clients providing for automatic renewal unless prior written notice is given. The contracts have varying terms typically ranging from one to five years. The contracts specify the rates for the Company's services. Such rates vary according to factors such as the volume and types of services used by a particular client. In some instances, a client may terminate a contract early by paying a penalty. In 1997, the Company received notice from its largest publishing client that it was exercising an option to cancel after June 30, 1999 by paying a cash penalty.

    Computer Facilities Management Services

    The Company provides Computer Facilities Management Services at its state of the art data center to medium and large companies that outsource all or part of their Information Processing functions. These services include the Company's core Information Processing and Communications/Network Management Services which operate 24 hours per day, each day of the year. Such services are provided from a secure environment with critical back-up and safeguard systems.

    Electronic Commerce

    The Company has also developed an electronic data interchange ("EDI") subsystem. This subsystem allows a vendor to receive orders and floor selling information from a retailer electronically and transmits invoices back to the retailer electronically. This subsystem also enables the vendor to satisfy the requirement of some chain stores to maintain an electronic product catalog accessible to the chain. The Company's EDI subsystem provides reports and on-line inquiry into orders and shipments, along with comprehensive floor selling reports. The EDI subsystem also provides automated Advance Ship Notices and interfaces with a stand-alone scanning system. The EDI subsystem allows a small apparel manufacturer or importer to conform to the EDI requirements of various large retail chains and to continue as an approved vendor of those chains without having to acquire its own data processing and interchange capability

    Year 2000 Testing Services

    The Company's Year 2000 Solution Center provides a customized production testing environment, technical production assistance, and operational support for the full range of Year 2000 testing compliance. This service allows a client to continue to run its business without impacting its internal data processing systems.

    Business Process Outsourcing Services

    The Company provides a variety of customized data processing services designed to specific client requirements. These services include the development of proprietary software utilized to solve the information processing requirements of particular clients. The Company provides the information processing services and retains ownership of the software it develops.

    Industry-specific outsourcing applications and services are developed, so that the Company's in-depth knowledge of a particular industry can be applied to servicing multiple clients in that field. The Company currently provides outsourcing services to approximately 480 clients in such diverse fields as financial services, publishing, home health care, apparel, and consumer products.

Enterprise Infrastructure Consulting

ETG's principal expertise is analyzing large data center operations to maximize operating performance and to minimize operating costs. Consulting services by this new subsidiary covers hardware; automation; disaster recovery planning; systems management; storage management; and performance reporting. ETG concentrates on aligning a client's information systems with the client's business focus to strengthen the client's technology infrastructure to enable a client to increase its competitiveness and business opportunities.

ETG's consultants perform analytical studies to identify areas of improvement. The consultants then develop a transformation plan, manage the implementation process, and monitor the results. ETG's clients include major financial and health care institutions.

Customer Service and Support

The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to customer needs, which the Company believes generally exceeds industry standards. Because of its attention to customer service, the Company's client relationships have tended to be long-term with very low turnover, generating recurring and predictable revenues.

System Flexibility

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

Customer Support and Training

The Company provides a high degree of initial and continuing customer service and support, at a level which, the Company believes, generally exceeds industry standards. The Company believes that its focus on customer service and support has been, and will continue to be, a key factor in its high level of customer retention and growth in revenues. The Company seeks to develop close, collaborative relationships with each client and to respond quickly to each client's needs.

The client is linked to the Company's systems by leased data circuits. The Company assigns a service representative to each customer to supervise installation and to provide on-site training and continuing support. Upon installation, the Company provides initial training at the clients' business location and comprehensive user manuals. To maintain client proficiency, the Company offers refresher training periodically, according to customer needs.

Support is available at the customer site, or by telephone during business hours for system-related questions and general problem solving. Because many clients' terminals are on-line with the Company's computers, support personnel are able to communicate directly with them to diagnose errors, solve software and hardware problems, and make software upgrades at any time. The Company maintains a quality assurance program which includes periodic testing of the Company's systems and services.

Marketing and Sales

The Company currently targets its principal marketing efforts to medium-size companies or divisions of large companies in industries such as financial services, publishing, apparel, and health care. No single client is responsible for 10% or more of the Company's revenue. The Company uses a direct-sales marketing approach in which its sales representatives solicit client appointments and make sales calls.

Initial contact is made by a variety of methods, including seminars, mailings, telemarketing, and attendance at industry conventions and trade shows. The Company's sales representatives and marketing support staff analyze clients' requirements and prepare product demonstrations. Recently, the Company has broadened its customer base beyond the New York Metropolitan Area. In addition to internal sales efforts, the Company has formed strategic alliances to generate additional sales. ETG has entered into agreements with certain companies and individuals that would be entitled to receive compensation for their assistance in procuring consulting engagements.

Product Development

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. In each of the past two years the Company has spent between 2% and 3% of its gross revenues on software development costs. The Company is committed to maintaining its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop products characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and, in limited instances, by outside consultants.

Competition

Although the Company is not aware of other companies which provide as wide a range of services and customer support as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computer services companies and divisions of diversified enterprises, as well as the ability of existing and potential clients to install and operate their own computer equipment. The Company knows of no reliable statistic by which it can determine the number of companies which provide computer outsourcing services. Among the best known of the Company's competitors are Affiliated Computer Services, Inc., Computer Sciences Corp., Electronic Data Systems Corporation, IBM Corporation, and Perot Systems. Aside from such major companies, the outsourcing services are fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.

Technological Changes

Although the Company is not aware of any pending or prospective technological changes that would adversely affect its business, new developments in technology could have a material adverse effect on the development or sale of some or all of the Company's services or could render its services noncompetitive or obsolete. There can be no assurance that the Company will be able to develop or acquire new and improved services or systems which may be required in order for it to remain competitive. The Company believes, however, that technological changes do not present a material risk to the Company's business because the Company expects to be able to adapt to and acquire any new technology more easily than its existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients which might otherwise choose to maintain an in-house computer system rather than use the Company's services, thus potentially creating selling opportunities for the Company.

Intellectual Property Matters

The Company's systems and processes are not protected by patents or any registered copyrights, trademarks, trade names, or service marks. To protect its proprietary products and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's products and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. In spite of the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

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

Employees

As of January 15, 1999, the Company had approximately 302 full-time and 22 part-time employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

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


Item 2.  Description of Property
         -----------------------

The Company leases a facility, containing approximately 67,000 square feet in Leonia, NJ for its headquarters and data center. The lease expires on December 31, 2008. Currently, a subtenant occupies approximately 5,750 square feet of this facility.

The Company leases office space of approximately 37,200 square feet in a New York City building where the Company has had a location since 1985. A primary lease with the landlord covers 31,500 square feet and a sublease covers the balance of 5,700 square feet. The primary lease expires on December 31, 2008, and the sublease expires on December 31, 2009. The Company has subleased the space subject to the primary lease to a subtenant under a sublease expiring on December 30, 2008, a day before the expiration of the primary lease. Currently, the Company primarily utilizes the New York space for data entry operations.

The Company also maintains a data entry center of approximately 5,700 square feet in Aberdeen, NJ pursuant to a lease expiring on June 30, 2000. It also leases 11,510 square feet of office space in Charlotte, NC pursuant to a lease that expires on January 31, 2002, and maintains a 2,000 square foot sales office in Hartford, CT under a lease expiring on February 1, 2001.

ETG maintains offices of approximately 3,950 square feet in Secaucus, NJ and 1,050 square feet in Glendale, CA. These leases expire on September 30, 2001 and June 30, 2003, respectively.

The Company generally leases its equipment under standard commercial leases, in some cases with purchase options which the Company exercises from time to time. The Company's equipment is generally covered by standard commercial maintenance agreements.

The Company believes its current facilities are in good condition and will be adequate to accommodate its current volume of business plus anticipated increases.


Item 3.  Legal Proceedings
         -----------------

Computer Outsourcing Services, Inc. v. Anton P. Donde, et al.

In February 1998, the Company filed a lawsuit in the Federal District Court for the Southern District of New York, 98 Civ. 0956 (RLC), against Anton P. Donde and a trust controlled by Anton and Detta Donde. Anton Donde was formerly a director and vice president of the Company and was responsible for its Payroll Division. In December 1997, that division was sold to Zurich . In the lawsuit, the Company alleged that Mr. Donde intentionally attempted to interfere with such sale thereby causing damages to the Company. The Company's Board of Directors subsequently terminated Mr. Donde's employment, and Mr. Donde resigned as a director.

In April 1998, Mr. Donde and the trust filed an answer denying the Company's claims, a counter claim against the Company, and third party claims alleging substantial damages against the Company and its current and former directors, including wrongful termination, breach of contract, breach of the duty of good faith, fraud, and RICO violations.

In May 1998, this litigation was settled. The impact of such settlement was reflected in the Company's financial statements.

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

                                                                   BID
                                                             -----------------
                                                             High          Low
                                                             ----          ---

   For the year ended October 31, 1997:

   1st Quarter (November 1, 1996 - January 31, 1997)        $4.500     $2.875
   2nd Quarter (February 1, 1997 - April 30, 1997)           6.000      3.750
   3rd Quarter (May 1, 1997 - July 31, 1997)                 5.500      3.938
   4th Quarter (August 1, 1997 - October 31, 1997)           9.500      4.875

   For the year ended October 31, 1998:

   1st Quarter (November 1, 1997 - January 31, 1998)        10.875      7.250
   2nd Quarter (February 1, 1998 - April 30, 1998)          12.125      7.500
   3rd Quarter (May 1, 1998 - July 31, 1998)                11.250      8.250
   4th Quarter (August 1, 1998 - October 31, 1998)          10.938      7.250

The closing price of the Company's common stock on NASDAQ-NMS on January 15, 1999 was $12.75 per share. The Company has approximately 94 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name."

The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain earnings to finance growth.

During the prior three years, the Company sold or issued its common stock, exempt from registration as private placements pursuant to Section 4(2) of the Securities Act of 1933, as shown in the following table.


                                                                                                             AMOUNT OF CASH OR
                                  NUMBER OF       DATE(S) OF THE              EXPLANATION OF THE               CONSIDERATION
       TO WHOM ISSUED           COMMON SHARES       TRANSACTION                   TRANSACTION                     RECEIVED

NON-CASH ISSUANCES:
                                                                    Exercises  of the  option  by means
                                                  Five exercises    of an offset  against an obligation
Holder of a pre-IPO                                between 12/95    of  the   Company  to  the  option-
non-qualified option               123,445           and 3/97       holder                                    $   487,282


                                                                    Issuance   of   common   stock   as
Outside counsel                     22,000             9/97         payment for legal services rendered       $    89,375


                                                                    Settlement    of   a   portion   of
Seller of a subsidiary to                                           contingent  consideration as called
the Company                         23,906             4/96         for in the Agreement of Sale              $   153,000

                                                                    Settlement    of   a   portion   of
Seller of assets to  the                                            consideration  as called for in the
Company                             20,000             9/98         Purchase Agreement                        $   180,000

ISSUANCES FOR CASH:

Holder of a pre-IPO
non-qualified option               100,000             5/98         Exercise of the option for cash           $     1,000

                                                  Five exercises    Exercises   for  cash  of  warrants
The Underwriter(s) for the                       between 1/98 and   given in connection with the IPO
Company's IPO                       66,725             2/98                                                   $   420,368

                                                                    Exercises   for  cash  of  warrants
A consultant to the Company                                         given   in   connection    with   a
                                    75,240             3/98         consulting agreement                       $  407,500

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations

On December 19, 1997, the Company sold the four subsidiaries comprising the Payroll Division at a gain of approximately $1,700,000, net of income taxes ($0.38 per share, diluted). In the accompanying financial statements, all revenues and expenses of the Payroll Division have been classified as discontinued operations. The following discussion focuses on continuing operations.

Fiscal Year 1998 as Compared to Fiscal Year 1997

For the year ended October 31, 1998, revenues increased $6,007,000 (24.6%) to $30,403,000 from $24,396,000 recorded in the year ended October 31, 1997. This increase resulted primarily from new contracts at higher levels than previously experienced.

Data processing costs increased $2,757,000 to $19,829,000 (65.2% of revenues) during the current year, compared to $17,072,000 (70.0% of revenues) in the prior year. The dollar increase is associated with greater sales volume. As a percentage of revenues, however, data processing costs declined significantly, reflecting a more efficient utilization of resources due to the consolidation of operations.

Selling and promotion costs increased $119,000 to $1,385,000, (4.6% of revenues) during the current year compared to $1,266,000 (5.2% of revenues) in the prior year. The dollar increase is associated with the rise in revenues. As a percentage of revenues, however, selling and promotion costs declined in the current year because of efficiencies of scale.

General and administrative expenses increased $1,341,000 to $5,964,000 (19.6% of revenues) in the current year as compared to $4,623,000 (18.9% of revenues) in the prior year. At the end of fiscal 1997, the Company moved its New Jersey operations into a larger facility. During 1998, the Company has been consolidating computer and customer service operations into the new facility. The rise in expenses is principally due to increased rent and utilities for the new facility, as well as approximately $140,000 in moving costs.

In continuing operations, the Company recorded a loss of $2,237,000 in 1998 from subletting substantially all of its office space in New York City. This one-time charge equals the undiscounted, out-of-pocket rent expense, net of sublease income, which will continue to be paid over the 10-year term of the sublease. In addition, the amount includes direct subleasing costs as well as the write-off of leasehold improvements associated with the subleased space. The total loss was $3,022,000, however, since the sale of the Payroll
Division  permitted the Company  to  reduce   substantially  its  New  York
City  space   requirements, approximately 26% of the loss, or $786,000,  was charged against the gain on the sale of the Payroll Division. Subletting the space permitted the Company to complete the consolidation of its operations in its Leonia, New Jersey facility. The consolidation will allow the Company to operate more efficiently and reduce future occupancy and other operating costs by approximately $720,000 in fiscal 1999. Although sublease receipts will be less than disbursements in future periods, the expense associated there-with will be charged against the accrual created by recording the sublease loss in 1998. The sublease loss, net of income tax benefit, resulted in a reduction of approximately $0.28 per share in diluted earnings from continuing opera-tions and $0.11 per share on the gain from the sale of the Payroll Division.

Net interest expense was $206,000 in 1997. For 1998, interest income exceeded interest expense by $548,000. The net change was $754,000. As a result of the sale of the Payroll Division and higher income from continuing operations, the Company had significantly higher cash and interest-earning assets in 1998 than in 1997. Since the Company repaid substantially all of its bank debt following the sale of the Payroll Division, total interest expense declined dramatically in 1998.

The effective tax rate from continuing operations for fiscal 1998 was 30% primarily as a result of research and development tax credits.

After the provision for income taxes, the Company recorded a 56.8% increase in income from continuing operations, from $688,000 ($0.17 per diluted share) for the year ended October 31, 1997, to $1,079,000 ($0.24 per diluted share) for the year ended October 31, 1998.

With respect to discontinued operations, the loss decreased from $127,000 in 1997 to $76,000 in 1998. The loss per diluted share from discontinued operations was $0.03 in 1997 and $0.01 in 1998.

Fiscal Year 1997 as Compared to Fiscal Year 1996

For the year ended October 31, 1997, revenues increased $3,174,000 (15.0%) to $24,396,000 from $21,222,000 recorded in the year ended October 31, 1996. This increase resulted primarily from new contracts with higher contractual amounts than previously experienced.

Data processing costs increased $2,836,000 to $17,072,000 (70.0% of revenues) during the current year, compared to $14,236,000 (67.1% of revenues) in the prior year. Approximately half of this increase can be attributed to approximately $369,000 less software costs deferred in 1997 versus 1996. In addition, the servicing of some of the revenues mentioned above is more labor-intensive, resulting in a decrease in the overall profit margins. During fiscal 1998, the Company plans to consolidate certain of its data processing operations in an effort to improve profit margins.

Selling and promotion costs decreased $247,000 to $1,266,000, (5.2% of revenues) during the current year compared to $1,513,000 (7.1 % of revenues) in the prior year. The decrease resulted from the consolidation of the sales and marketing efforts.

General and administrative expenses increased $277,000 to $4,623,000 (19.0% of revenues) in the current year as compared to $4,346,000 (20.5% of revenues) in the prior year. During 1997, the Company provided additional accounts receivable reserve of $228,000 due to the default of a large processing client. In addition, during the fourth quarter of 1997, the Company moved its principal New Jersey location to a facility in Leonia, NJ, incurring approximately $140,000 in moving costs. Excluding these two unusual events, general and administrative expenses would have decreased by approximately $90,000, primarily from $136,800 in reductions in professional fees and $112,500 in corporate administrative salaries.

Net interest expense decreased $91,000 to $206,000 in the current year, primarily due to $828,000 in principal payments during the year on various long-term debts, partially offset by interest paid on amounts borrowed late in the year under the Company's line of credit.

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


Liquidity and Capital Resources

During the year ended October 31, 1998, the Company generated net cash of $2,522,000 from continuing operations principally by generating $2,346,000 in income from continuing operations before deductions for depreciation and amortization.

The Company's investing activities provided $6,590,000, primarily from the sale of the Payroll Division, net of related costs and the investment of a portion of the proceeds in marketable debt securities. The Company also invested $1,501,000 for the purchase of equipment, new software products, and other fixed assets and $892,000 for product development and enhancement. In financing activities, the Company used $2,321,000 to repay long-term debt and capital leases and received $1,725,000 generated from exercises of stock warrants and employee stock options.

As of October 31, 1998, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately of $12,621,000. In December 1998, the Company acquired the business and certain assets of Enterprise Technology Group, Incorporated. A portion of the purchase price included cash of $4,000,000 paid at the closing. In addition, in January 1999, the Company made income tax payments of approximately $2,711,000 relating to its tax year ended October 31, 1998.

The Company believes that its cash, other liquid assets, operating cash flow, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements.

Other Matters

Certain of the Company's computer systems may need to be reprogrammed to correct what is known as the Year 2000 Problem ("Y2K"). This is a condition whereby a program does not properly interpret a two-digit year, reading "00" as 1900 rather than 2000. As a result, nearly all computer systems, except for the most recent software and hardware versions, may produce computing errors or fail to function after December 31, 1999.

The Company is also at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, licensees, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications. Failures resulting from the Y2K problem could adversely affect the Company's ability to service its clients.

The Company has appointed a senior officer, reporting directly to the President, as the Y2K Compliance Coordinator. He works closely with the operations managers, senior management, and the Company's vendors.

The Company has developed a multi-phased approach to resolve the Y2K issues that are reasonably within its control. The Company's approach to and the anticipated timing of each phase are described below:

Phase One - Identification. The first phase entailed identifying the technical areas, business units, and infrastructure that might be affected by the Y2K problem. The identification resulted in three primary classifications. The first is the computer and communications hardware and non-application software the Company obtains from vendors. This category consists of processing for all client and internal Company applications. The second classification is the Company's applications used to service Clients and internal users. The third classification relates to all non-direct computer ("Non-IT") associated issues such as elevators, phone systems, security access systems, as well as services provided by non-computer related vendors such as utility companies. Phase One has been completed.

Phase Two - Inventory. The second phase entails an inventory of all hardware and software (including business and operational applications, operating systems, and third party products) that may be at risk, and identification of key third party business which might most significantly impact the Company if such third parties had Y2K failures. The non-application inventory process (Classification
One) has been completed, and the inventories of key third party businesses and internal non-IT systems (Classification Three) are expected to be completed by March 31, 1999. The inventories for applications (Classification Two) are expected to be completed by April 30, 1999.

Phase Three - Assessment. Once each at-risk application has been identified, it will be determined how critical the application is to client and business operations and the potential impact of failure. Applications are classified as "critical", "important," or "non-critical". A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. The assessment process is 80% completed. It is expected to be finalized by March 31, 1999.

Phase Four - Strategy. For applications, this phase entails the assessment of each application system (Classification Two). The application's ability to perform in Y2K, estimated cost to make Y2K compliant, availability of replacement alternatives, and for applications used for clients, the total annual revenue and expenses, are evaluated. The assessment will result in a plan to upgrade the current application, migrate to a replacement Y2K-compliant application, or cease processing of an application that produces a marginal profit. Phase Four - Classification Two is expected to be completed by February 28, 1999. For non-IT Classification Three, this phase involves the development of appropriate remedial strategies. Phase Four for Classification Three is expected to be completed by April 30, 1999.

Phase Five - Remediation. The remediation phase involves creating project plans; acquiring necessary resources; implementing new hardware, software, and applications; and executing the strategies developed in Phase Four. Testing and certification is also included within this phase. For non-application systems (Classification One), Phase Five is approximately 55% completed. The delivery of Y2K-compliant products by third -party vendors will have an effect on the final completion date. For application systems, (Classification Two), Phase Five is approximately 25% completed. For non-IT systems (Classification Three), Phase Five is approximately 20% completed. Testing for non-IT systems has been initiated; however, due to the Company's reliance on third party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The Company has initiated written and telephonic communications with key third party businesses. Communications with public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance, will be initiated by February 28, 1999.

Phase Six - Contingency Planning. This phase entails developing an emergency plan in the event non-IT (Classification Three) or non-application systems (Classification One) malfunction or are not functional at the start of the Year 2000. The use of a "backup" computer maintained by an independent third party, alternative communications carriers, and backup generators, are some of the contingencies being explored. The Company estimates that all of these plans will be completed by December 1999. Based upon its efforts to date, the Company believes that the vast majority of both its computer and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Internal and external costs specifically associated with Y2K modifications for computer software used for internal purposes will be expensed when incurred. Currently, the Company estimates that such costs will approximate $300,000.


Forward Looking Statements

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

New Financial Accounting Standards

During 1997, the Financial Accounting Standards Board issued the following pronouncements: Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" ("SFAS 131"). The Company has adopted the provisions of SFAS 128 in fiscal year 1998, and the presentation of prior year financial information has been conformed to this pronouncement. The Company will adopt SFAS 130 and SFAS 131 in the fiscal year beginning November 1, 1998. Adoption of these pronouncements is not expected to have a significant impact on the Company.

Item 7.  Financial Statements
         --------------------

The Financial Statements and Notes thereto are set forth beginning at page 27 of this Report.


Item 8.  Changes In and Disagreements with
         Accountants on Accounting and Financial Disclosure
         --------------------------------------------------

On September 29, 1998, the Company notified Deloitte & Touche LLP ("D&T") that the Company's Board of Directors had voted not to engage D&T to perform the Company's audits. On October 29, 1998, the Company retained Ernst & Young LLP to perform the audit of the year ended October 31, 1998.

D&T's Report on the financial statements for the years ended October 31, 1997 and 1996 did not contain an adverse opinion, disclaimer of opinion, nor any qualification or modification as to uncertainty, audit scope, or accounting principles.

During the audits of the two previous fiscal years, and through the date of termination, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the audits of the two previous fiscal years, and through the date of termination, there were no reportable events as defined in Regulation S-K, Item 304(a)1(v).

                                    PART III

Item 9.  Directors and Executive Officers
         Compliance with Section 16(a) of the Securities Exchange Act
         ------------------------------------------------------------

The name, principal occupation of, and certain information concerning each of the Executive Officers and Directors of the Company as of October 31, 1998 are set forth in the table below. Also set forth, following the table, is certain additional information regarding each individuals' business experience.

                                                                                                     Director Since
Name                             Positions with the Company                               Age
---------------                  ---------------------------------------------------    ---------    ---------------

Zach Lonstein                    Chairman of the Board of Directors and Chief
                                 Executive Officer                                         54             1984
Robert B. Wallach                President and a Director                                  59             1992
Joseph Lynaugh                   Director                                                  59             1998
Howard Waltman                   Director                                                  66             1997
Jeffrey Millman                  Executive Vice President, Secretary and a Director        46             1992
John C. Platt                    Vice President, Treasurer, and a Director                 45             1996
Thomas Laudati                   Senior Vice President                                     41              -
Howard Liebman                   Vice President                                            54              -
Gary Lazarawicz                  Vice President                                            49              -


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

Joseph Lynaugh was elected to the Board of Directors on September 23, 1998. Mr. Lynaugh was President and Chief Executive Officer of NYLCare Health Plans, Inc. ("NYLCare") from its formation in January 1996 until his retirement following its acquisition by Aetna US Healthcare. Prior to the formation of NYLCare, Mr. Lynaugh was President of Sanus Corporation Health Systems ("Sanus"), a national health maintenance organization of which he was a founder in 1983.

Howard Waltman is Chairman of Express Scripts, Inc. ("ESI"), a Company he formed in 1986 as a subsidiary of Sanus, of which he was also a founder and former Chairman. Sanus was acquired by New York Life Insurance Company in 1987. ESI, which provides mail order pharmacy services and pharmacy claims processing services, was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp., which was sold to McDonnell Douglas Corporation. Mr. Waltman also serves on the Board of Directors of qmed, Inc., and several privately-held companies.

Jeffrey Millman has been Executive Vice President since 1988, Secretary and a Director since 1992, and has been with the Company since it was founded in 1984, previously holding positions of Vice President and Director of Systems and Programming with Informatics beginning in 1983. From 1979 to 1983, Mr. Millman was Director of Theatrical Computer Systems for Columbia Pictures Industries, Inc. On November 6, 1998, Mr. Millman resigned his positions with the Company and from the Company's Board to pursue other interests.

John C. Platt has been an employee of the Company since it was founded 1984, and has been a Vice President of the Company since 1986, its Treasurer beginning in 1992, and a Director since 1996. Prior to 1984, Mr. Platt held various positions with Informatics and TCS.

Thomas Laudati has been a Senior Vice President of the Company since 1997, and a Vice President of the Company since 1995 when the Company purchased MCC Corp. Mr. Laudati joined MCC Corp in 1988 as a senior analyst, and was promoted to Vice President of Technical Services in April 1991. Prior to joining MCC Corp., Mr. Laudati held positions in the programming departments of Horizons Bancorp and Colonial Life Insurance Company.

Howard Liebman has been a Vice President since June 1996. Prior to that time, he was President of Advanced Interchange Technologies, a company he founded in 1992 which provided electronic data interchange ("EDI") and bar-code printing services to manufacturers. Before 1992, Mr. Liebman was vice president of operations for Oak Hill Corporation, an apparel manufacturer.

Gary Lazarewicz has been a Vice President of the Company since June 1995, when the Company purchased MCC Corp. Mr. Lazarewicz, who oversees all corporate research and development, joined MCC Corp. in 1979, and was promoted to Vice President in 1985. From 1971 through 1979, he was employed at Global Terminal and Computer Services, where his last position was Director of MIS


            Section 16(a) of the Securities Exchange Act - Beneficial
                         Ownership Reporting Compliance
                      -------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Executive Officers and Directors of the Company, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership of Company securities and changes of ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company.

Based solely on a review of the copies of reports furnished to the Company or representations of the Company's Directors and Executive Officers that no additional reports were required, the Company believes that during the fiscal year ended October 31, 1998 the Executive Officers, Directors, and other persons beneficially owning more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) filing requirements, except as to the Company's Controller, who had not timely filed a Form 3 and one Form 4. This individual has since filed the required forms.


Item 10.         Executive Compensation
                 ----------------------

Compensation of Directors
-------------------------

During fiscal year 1998, each of the members of the Board of Directors who were not full-time employees of the Company were granted non-qualified options to purchase 1,250 shares of the Company's Common Stock for each meeting attended.

Compensation of Executive Officers
----------------------------------

The Summary Compensation Table below includes, for each of the fiscal years ended October 31, 1998, 1997, and 1996, individual compensation for services to the Company and its subsidiaries as paid to the Chief Executive Officer and all those Executive Officers of the Company whose salary exceeded $100,000 in the most recent fiscal year (together, the "Named Executives").



                           SUMMARY COMPENSATION TABLE
                                                                                              Long Term
                                                                                           Compensation -
                                                        Annual Compensation                    Awards
                                               ---------------------------------------    ------------------
                                                                                             Securities             All Other
                                  Fiscal                                                     Underlying         Compensation ($)
Name and Principal Position         Year          Salary ($)            Bonus ($)            Options (#)
------------------------------    ---------    -----------------    ------------------    ------------------    ------------------

Zach Lonstein, Chief                1998       $        285,913      $         75,000                25,000       $   (a)  30,000
   Executive Officer and            1997                240,666                  -                   25,000           (a)  30,000
   Chairman of the Board            1996                230,023                  -                   25,000           (a)  30,000
------------------------------ ---------------------------------------------------------------------------------------------------
Robert B. Wallach, President        1998                241,667               100,000               150,000               -
   and Chief Operating Officer      1997                200,000                55,000               100,000               -
                                    1996                166,667                35,000               150,000               -
------------------------------ ---------------------------------------------------------------------------------------------------
Jeffrey Millman, Executive          1998                128,555                  -                     -                  -
   Vice President and Secretary     1997                124,628                  -                     -                  -
                                    1996                106,923                  -                     -                  -
------------------------------ ---------------------------------------------------------------------------------------------------
Thomas Laudati, Senior              1998                125,833                25,000                  -                  -
    Vice President                  1997                104,315                 8,500                12,500               -
                                    1996                 98,667                  -                    5,000               -



(a) Fee  relating  to Mr.  Lonstein's  guarantee  of the  Company's  obligations
relating  to  the  purchase  of  MCC   Corporation.   (See  Item  12:   "Certain
Relationships and Related Transactions")


The following table sets forth, for the Chief Executive Officer and the Named Executives, all grants of stock options made during the fiscal year ended October 31, 1998. Executives not listed did not receive grants of stock options during the fiscal year. The Company did not award any stock appreciation rights or reprice any stock options during fiscal 1998.



                                       OPTION GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                    Number of          % of Total Options
                                   Securities              Granted to
                                   Underlying         Employees in Fiscal        Exercise
                                 Options Granted              Year                 Price          Expiration Date
Name                                                                             ($/share)
----------------------------    ------------------    ---------------------    --------------    -------------------

Zach Lonstein                      25,000 (1)                 12%                $10.8625           Jan 2, 2003
Robert B. Wallach                 150,000 (2)                 69%                 $8.250            Feb 18, 2008


     (1) Become exercisable as to 5,000 shares in each of five years beginning January 2, 1998.
     (2) Become exercisable as to 30,000 shares in each of five years beginning February 18, 1998.

Aggregated Option Exercises and Fiscal Year-End Option Values
-------------------------------------------------------------

The following table contains information concerning the stock options held by the Chief Executive Officer and the Named Executives during the fiscal year ended October 31, 1998. No stock appreciation rights have been granted by the Company.



             AGGREGATED OPTION EXERCISES DURING THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------------------
                     Securities Received from Exercise        Number of Securities Underlying             Value of Unexercised
                     of Options during the Year ended       Unexercised Options at October 31,           In-the-Money Options at
                             October 31, 1998                            1998 (#)                       October 31, 1998 ($) (2)
                    ---------------------------------    --------------------------------   ------------------------------------
                                         Net Value
                      Number of          Received                              Un-                             Un-exercisable
Name                   Shares             ($)(1)           Exercisable     exercisable       Exercisable
------------------- --------------     --------------    --------------- ----------------   -------------     ---------------

Zach Lonstein             100,000          $ 992,750             75,000           50,000      $  260,100           $ 129,150
Robert Wallach               -                  -               218,333          181,667       1,079,582             170,418
Jeffrey Millman             2,948             11,142              7,000              500          18,375               2,000
Thomas Laudati               -                  -                16,500           11,000          70,906              38,625



(1) The amount shown represents the aggregate excess of the market value of the shares of common stock as of the date of the exercise over the exercise price paid.

(2) The amounts shown represent the aggregate excess of the market value of shares of common stock underlying options at October 31, 1998 over the exercise price of those options.


Agreements with Certain Executive Officers
------------------------------------------

In 1992, Mr. Lonstein entered into an employment agreement with the Company. This agreement was renewed on January 1, 1995 for a term of five years, will be subject to further renewal annually beginning January 1, 2000, and provides for a base annual salary of $250,000, annual increases of 5%, and an annual bonus equal to 5% of the amount by which the Company's yearly pretax net income (as defined therein) exceeds 150% of the pretax net income for the fiscal year ended October 31, 1992. Additionally, beginning on January 1, 1995, and on each of the four succeeding anniversaries thereof, the Company agreed to grant an option to Mr. Lonstein to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to 110% of the market value of the stock on that date, in accordance with the 1992 Stock Option and Stock Appreciation Rights Plan. As of October 31, 1998, four such grants have been made. In addition, the agreement requires that the Company provide Mr. Lonstein a current model automobile, pay for all repairs, maintenance, and business related expenses thereon, and to also purchase a health club membership for Mr. Lonstein and pay related expenses. The Company is the beneficiary of a $1,000,000 "key-man" life insurance policy which it maintains on Mr. Lonstein. During fiscal 1996 and 1997, Mr. Lonstein voluntarily elected to reduce his annual compensation below the amount called for in his employment agreement.

The Company and Mr. Millman entered into an employment agreement dated November 1, 1992. This agreement had a term of five years, and provided for a base annual salary of $115,000, with adjustments for increases in the cost of living index subject to a review by the Compensation Committee of the Board of Directors. This agreement was not renewed. During fiscal 1996, Mr. Millman voluntarily elected to reduce his annual compensation below the amount called for in his employment agreement. On November 6, 1998, Mr. Millman voluntarily resigned.


Item 11.         Security Ownership of Certain Beneficial Owners and Management
                 --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 31, 1998 by all current Directors of the Company, the Chief Executive Officer and Named Executives, all directors and executive officers as a group, and any other person known by the Company to be the beneficial owner of more than 5% of its Common Stock. Beneficial ownership includes shares which the beneficial owner has the right to acquire within sixty days of the above date from the exercise of options, warrants, or similar obligations. If no address is shown, the address of the beneficial owner is in care of the Company.



               BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
-----------------------------------------------------------------------------------------------------
                                                             Number of Shares           Percentage
Name and Address of Beneficial Owner                        Beneficially Owned           of Class
-----------------------------------------------------------------------------------    --------------

Zach Lonstein                                              (1)           1,599,421         36.7%
Robert B. Wallach                                          (2)             221,083          4.9%
Howard Waltman                                             (3)              64,750          1.5%
Joseph Lynaugh                                                              10,000           *
Jeffrey Millman                                            (4)               7,000           *
John C. Platt                                              (5)               7,000           *
Thomas Laudati                                             (6)              16,500           *
All Directors and Executive Officers as a group            (7)           1,940,254         41.9%
(9  persons)

Cahill, Warnock Strategic Partners Fund, L.P.              (8)             358,864          8.4%
                                                 *        Less than 1% of Class


          (1) Includes 75,000 shares of Common Stock issuable upon exercise of vested options held by Mr. Lonstein. Also, includes 310,000 shares pledged as a guarantee of the Company's obligations to the seller of MCC Corporation in June 1995 (See Item 12: "Certain Relationships and Related Transactions").

          (2) Includes 218,333 shares of Common Stock issuable upon exercise of vested options held by Mr. Wallach.

          (3) Includes 6,250 shares of Common Stock issuable upon exercise of options held by Mr. Waltman.

          (4) Includes 7,000 shares of Common Stock issuable upon exercise of vested options held by Mr. Millman.

          (5) Includes 7,000 shares of Common Stock issuable upon exercise of vested options held by Mr. Platt.

          (6) Includes 16,500 shares of Common Stock issuable upon exercise of vested options held by Mr. Laudati.

          (7) Includes 339,583 shares of Common Stock issuable upon exercise of vested options collectively held by all directors and executive officers of the Company.

          (8) Based on a Form 13G filed June 24, 1998 by Cahill, Warnock Strategic Partners Fund, L.P. and five related Reporting Persons, and a Form 4 filed October 9, 1998 by Mr. Lonstein.



Item 12.         Certain Relationships and Related Transactions
                 ----------------------------------------------

As of October 31, 1998, Mr. Lonstein was indebted to the Company in the amount of $63,079. This indebtedness is payable on demand and bears interest at the prime rate plus 1% per annum.

As compensation for providing a personal guarantee of certain acquisition indebtedness to the selling shareholder of MCC Corporation ("MCC") acquired in 1995, Mr. Lonstein was granted a per annum fee of 3% of the $1,000,000 original value of such guarantee for the period during which the guarantee remains in effect. Such fee is being paid in the form of a monthly reduction in the Chief Executive Officer's existing indebtedness to the Company.

During 1998, the Company engaged in litigation with Anton Donde, a former director and vice president of the Company. This litigation and its outcome are described above in Item 3, Legal Proceedings.

In connection with his initial election to the Company's Board of Directors, Mr. Waltman purchased at least 25,000 shares of the Company's Common Stock in the open market, and has also purchased 25,000 restricted shares from Mr. Lonstein.

At the time of his election to the Company's Board of Directors, Mr. Lynaugh purchased 10,000 shares of the Company's common stock from Mr. Lonstein.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

 (a) The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-53888NY).

     Exhibit No.    Description

          3.1A      * Restated Certificate of Incorporation

          3.1B Certificate of Amendment to the Certificate of Incorporation of the Company, dated June 3, 1998

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

         10.6A * Lease dated January 14, 1991 between the Company and G-H-G Realty Company.

         10.6B Agreement of Sublease between the Company as Sublessor and RSL Com USA, Inc. as Subtenant, dated as of July 31, 1998.

         10.7       Agreement   of  Sublease   between  NMU  Pension   Plans  as
                    Sublandlord, and the Company as Subtenant, dated as of September 21, 1998.

         10.8A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-KSB for October 31, 1997.

     Exhibit No.    Description

         10.8B First Amendment of Lease between Leonia Associates, LLC and the Company, dated January 16, 1998.

         10.9 1992 Stock Option and Stock Appreciation Rights Plan, as amended by the stockholders of the Company at the Annual
                    Meeting held on May 5, 1997, incorporated by reference to the Company's Registration Statement filed on Form S-8, filed on July 17, 1997.

         10.10 Merger Agreement dated May 4, 1993 between the Company, New England Data Services, Inc. ("NEDS") and certain of its stockholders, as amended June 22, 1993 - Incorporated by reference to the Company's Current Report on Form 8-K filed on August 26, 1993.

         10.11 Merger Agreement dated May 18, 1994 by and among the Company, Daton Data Processing Services, Inc. ("Daton"), Anton P. Donde, and Anton and Detta L. Donde as Trustees Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

         10.13 Asset Purchase Agreement dated April 27, 1995 by and among the Company, Key-ACA Inc. ("ACA"), Eugene B. Monosson, and Earl G. Phillips, Jr. - Incorporated by reference to a Current Report on Form 8-K filed by the Company on May 10, 1995.

         10.14 Stock Purchase Agreement dated as of May 31, 1995 by and among the Company and "K" Line America, Inc. ("K-Line") Incorporated by reference to a Current Report on Form 8-K filed by the Company on June 22, 1995.

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

         10.18 Payroll Services Conversion Agreement between the Company and ADP, Inc.

     Exhibit No.    Description

         21         List of Subsidiaries of the Company

         23.A       Consent of Deloitte & Touche LLP

         23.B       Consent of Ernst & Young LLP

         27         Financial Data Schedule - included in EDGAR filing only.


 (b) Reports on Form 8-K
     -------------------


         On October 6, 1998 (amended November 19, 1998), the Company reported the termination of Deloitte & Touche LLP as its auditor.

         On October 29, 1998, the Company reported that it had retained Ernst & Young LLP to audit the Company's financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPUTER OUTSOURCING SERVICES, INC.

February 12, 1999                   /s/ Zach Lonstein
                                   ---------------------------------------------
                                   Zach Lonstein - Chief Executive Officer

February 12, 1999                   /s/ Nicholas J. Letizia
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 1999                   /s/ Zach Lonstein
                                   --------------------------------------------
                                   Zach Lonstein - Chairman of the Board of
                                   Directors

February 12, 1999                   /s/ Robert B. Wallach
                                   --------------------------------------------
                                   Robert B. Wallach - Director

February 12, 1999                   /s/ John C. Platt
                                   --------------------------------------------
                                   John C. Platt - Director

February 12, 1999                   /s/ Howard Waltman
                                   --------------------------------------------
                                   Howard Waltman - Director

February 12, 1999                   /s/ Joseph Lynaugh
                                   --------------------------------------------
                                   Joseph Lynaugh - Director

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                Page No.
                                                                                                --------

  Reports of Independent Auditors                                                                  28

  Consolidated Balance Sheets - October 31, 1998 and 1997                                          30

  Consolidated Statements of Income - Years ended October 31, 1998 and 1997                        32

  Consolidated Statements of Cash Flows - Years ended October 31, 1998 and 1997                    33

  Consolidated Statements of Stockholders' Equity - Years ended October 31, 1998
           and 1997                                                                                35

  Notes to Consolidated Financial Statements                                                       36



                         Report of Independent Auditors

The Board of Directors and Stockholders of
Computer Outsourcing Services, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Computer Outsourcing Services, Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Outsourcing Services, Inc. and subsidiaries at October 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG, LLP
----------------------------
ERNST & YOUNG, LLP

New York, New York
January 11, 1999

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Computer Outsourcing Services, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Computer Outsourcing Services, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE, LLP
-----------------------------
DELOITTE & TOUCHE, LLP

New York, New York January 9, 1998 (January 26, 1998 as to note 6(a) in the financial statements for the year ended October 31, 1997)

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               OCTOBER 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------

                     ASSETS

CURRENT ASSETS:

   Cash and equivalents (Notes 1 and 2)                $ 9,403,006   $   972,459

    Marketable debt securities, at cost which
       approximates market value (Notes 1 and 2)         3,218,170          --

   Trade accounts receivable, net of allowance for
       doubtful accounts of $216,659 and $111,577        4,452,117     3,990,630


   Net assets of discontinued operations (Note 13)            --       6,071,333

   Deferred income taxes - current (Note 9)                603,627       107,710

   Net assets held for sale (Note 1)                       229,289          --

   Prepaid expenses and other current assets             1,179,539     1,223,759
                                                       -----------   -----------
                                                        19,085,748    12,365,891
                                                       -----------   -----------


PROPERTY and EQUIPMENT, net (Note 3)                     2,508,875     1,815,230
                                                       -----------   -----------
OTHER ASSETS:

   Deferred software, net (Note 4)                       1,803,013     1,545,935

   Intangibles, net (Note 5)                             2,221,842     2,715,993

   Due from related parties, net (Note 6)                   89,313       176,295

   Deferred income taxes (Note 9)                          718,341          --

   Security deposits and other non-current assets          521,404       523,797
                                                       -----------   -----------
                                                         5,353,913     4,962,020
                                                       -----------   -----------
   TOTAL ASSETS                                        $26,948,536   $19,143,141
                                                       ===========   ===========


                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               OCTOBER 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                    $ 1,029,406   $ 1,246,516

   Current portion of long-term debt
      (Note 7)                                             241,150     2,297,546

   Current portion of capitalized lease
      obligations (Note 8)                                  19,127        23,034

   Income taxes payable (Note 9)                         2,468,747       243,342

   Current portion of accrued loss on
      office sublease                                      365,495          --

   Accrued expenses                                      2,000,355     1,536,330

   Customer deposits and other current
      liabilities                                          202,787       231,699
                                                       -----------   -----------
                                                         6,327,067     5,578,467

LONG-TERM LIABILITIES:

   Long-term debt (Note 7)                                  11,223       252,577

   Capitalized lease obligations
      (Note 8)                                                 287        19,414

   Accrued loss on office sublease
      (Note 12)                                          2,016,606          --

   Deferred income taxes (Note 9)                             --         753,620

   Deferred income from a non-competition,
      confidentiality, and conduct of
      business agreement (Note 13)                       1,000,000          --
                                                       -----------   -----------
                                                         3,028,116     1,025,611
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 12)


STOCKHOLDERS' EQUITY (Note 10):

   Preferred stock, $0.01 par value;
      1,000,000 shares authorized, none
      issued                                                  --            --

   Common stock, $0.01 par value;
      10,000,000 shares authorized;
      shares issued and outstanding,
      4,285,715 and 3,826,102                               42,857        38,261

   Additional paid-in capital                           11,946,837     9,595,789

   Retained earnings                                     5,603,659     2,905,013
                                                       -----------   -----------
                                                        17,593,353    12,539,063
                                                       -----------   -----------

   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $26,948,536   $19,143,141
                                                       ===========   ===========

                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------

REVENUES                                              $30,403,381   $24,395,644
                                                      -----------   -----------
COSTS and EXPENSES:
   Data processing costs                               19,828,954    17,071,706

   Selling and promotion costs                          1,384,557     1,266,047

   General and administrative costs                     5,964,215     4,623,478

   One-time charge for loss on office sublease          2,236,583          --

   Interest (income)/expense, net                        (547,499)      206,330
                                                      -----------   -----------
                                                       28,866,810    23,167,561
                                                      -----------   -----------
Income from continuing operations
  before provision for income taxes                     1,536,571     1,228,083

Provision for income taxes (Note 8)                       457,621       539,700
                                                      -----------   -----------
Income from continuing operations                       1,078,950       688,383

Loss on discontinued operation, net of income
  tax benefits of $60,079 and $163,600
  (Notes 9 and 13)                                        (76,464)     (127,054)

Gain on sale of discontinued operation, net of
  income tax provision of $1,399,569
  (Notes 9 and 13)                                      1,696,160          --
                                                      -----------   -----------
NET INCOME                                            $ 2,698,646   $   561,329
                                                      ===========   ===========

BASIC EARNINGS PER SHARE (Note 1):
Income from continuing operations                     $      0.27   $      0.17

Loss from discontinued operation                            (0.02)        (0.03)

Gain on sale of discontinued operation                       0.42          --
                                                      -----------   -----------
Net income                                            $      0.67   $      0.14
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    4,058,376     3,777,089
                                                      ===========   ===========
DILUTED EARNINGS PER SHARE (Note 1):
Income from continuing operations                     $      0.24   $      0.17

Loss from discontinued operation                            (0.01)        (0.03)

Gain on sale of discontinued operation                       0.38          --
                                                      -----------   -----------
Net income                                            $      0.61   $      0.14
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    4,427,921     3,995,879
                                                      ===========   ===========


                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                     $ 1,078,950   $   688,383

Adjustments to reconcile net income/(loss) to cash provided by operating activities:

   Depreciation and amortization                        1,267,072     1,491,527

   Accrued loss on office sublease                      1,789,969          --

   Deferred income taxes                               (1,962,378)       31,462

   Decrease/(increase) in:

     Trade accounts receivable                           (461,488)     (852,604)

     Refundable taxes                                        --          62,989

     Prepaid expenses and other current assets             44,220      (631,040)

     Security deposits and other noncurrent
      assets                                              (51,505)     (133,714)

   Increase/(decrease) in:

     Accounts payable                                    (217,110)      196,910

     Income taxes payable                               1,276,429          --

     Accrued expenses                                    (213,383)      607,608

     Customer deposits and other current
      liabilities                                         (28,912)      (34,182)
                                                      -----------   -----------
       Net cash provided by operating activities        2,521,864     1,427,339
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                     (1,500,680)     (409,708)

Disposal of equipment                                      14,960         2,074

Purchases of investments in marketable debt
 securities                                            (3,218,170)         --

Proceeds from sale of the Payroll Division             14,400,000          --

Payment of expenses related to sale of
 the Payroll Division                                  (2,239,367)         --

Deposit received from buyer for assets
 held for sale                                             25,000          --

Settlement of contingencies relating to
 acquisitions                                                --         (83,322)

Increase in deferred software costs                      (892,010)     (458,517)
                                                      -----------   -----------
       Net cash provided by/(used in) investing
        activities                                    $ 6,589,733   $  (949,473)
                                                      ===========   ===========


                             Continued on next page.


                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (CONTINUED)

                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                           $(2,297,746)  $(1,305,474)

Repayments by/(advances to) related
 parties, net                                              86,982       (23,473)

Exercises of stock options and warrants                 1,725,055        61,106

Proceeds from borrowings of long term
 debt                                                        --       1,100,000

Repayments of capital leases                              (23,034)      (71,716)
                                                      -----------   -----------
     Net cash used in financing activities               (508,743)     (239,557)
                                                      -----------   -----------
     Net cash provided by continuing operations         8,602,854       238,309
                                                      -----------   -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:

Loss from discontinued operations                         (76,464)     (127,054)

Adjustments to reconcile loss from discontinued operations to cash provided by discontinued operations:

   Depreciation and amortization                          151,118       961,870

   Increase in net assets of discontinued
    operations                                           (246,961)     (957,870)
                                                      -----------   -----------
     Net cash used in discontinued operations            (172,307)     (123,054)
                                                      -----------   -----------

     Net increase in cash and equivalents               8,430,547       115,255

     Cash and equivalents at the beginning of
      the year                                            972,459       857,204
                                                      -----------   -----------
     Cash and equivalents at the end of the year      $ 9,403,006   $   972,459
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for

   Interest expense                                   $   129,635   $   323,550
                                                      ===========   ===========
   Income taxes                                       $ 1,092,061   $    91,958
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 ACTIVITIES:

New capitalized leases for data processing
 equipment                                            $      --     $    34,222
                                                      ===========   ===========
Common stock issued for the purchase of
 software                                             $   180,000   $      --
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:

Tax benefit associated with the exercise of
 non-qualified options                                $   450,593   $      --
                                                      ===========   ===========

  During 1997, $19,594 (net of tax benefits) was accreted through a charge to retained earnings in connection with a stock option (Note 12).


                 See Notes to Consolidated Financial Statements


              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Deferred Costs
                                                                                                  in Connection
                                                                                                      with a
                                                                                                    Financing/
                                     Common         Par           Paid in         Retained          Consulting
                                     Shares        Value          Capital         Earnings           Agreement         Total
                                   --------------------------------------------------------------------------------------------
Balance, October 31, 1996          3,734,848      $37,348       $9,233,952       $2,363,278          ($35,132)      $11,599,446

Stock issued for services             22,000          220           89,155                                               89,375

Exercises of stock options
   (Notes 10 and 12)                  69,254          693          272,682                                              273,375

Amortization of deferred
   costs in connection with
   a financing and
   consulting agreement
   (Note 6)                                                                                            35,132            35,132

Accretion in connection
   with stock option
   obligation, net
   (Note 12)                                                                        (19,594)                            (19,594)

Net income                                                                          561,329                             561,329
                                   --------------------------------------------------------------------------------------------
Balance, October 31, 1997          3,826,102      $38,261       $9,595,789       $2,905,013               --        $12,539,063

Stock issued for the
   purchase of assets                 20,000          200          179,800                                              180,000

Exercises of stock options
   and warrants (Note 10)            439,613        4,396        1,720,659                                            1,725,055

Tax benefit associated
   with the exercise of non-
   qualified options                                               450,589                                              450,589

Net income                                                                        2,698,646                           2,698,646
                                   --------------------------------------------------------------------------------------------
Balance, October 31, 1998          4,285,715      $42,857      $11,946,837       $5,603,659               --        $17,593,353
                                   ============================================================================================









                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Business and Significant Accounting Policies

Business - Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries ("the Company") provides information technology services in the form of data center and business process solutions to companies, institutions, and government agencies. On December 19, 1997, the Company sold its payroll processing division (the "Payroll Division") (Note 13).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and significant intercompany transactions have been eliminated.

Cash and Equivalents and Marketable Debt Securities - Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less. Marketable debt securities are debt instruments purchased with maturities of between three and six months. The Company's investments in debt securities, including those included in cash equivalents, are classified as securities held-to-maturity and are carried at cost, which approximates market value.

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

Assets Held for Sale - Assets held for sale are primarily net intangibles relating to a processing activity for a small group of clients. The assets were sold after year end.

Intangible Assets - The excess of cost over net assets of acquired businesses ("goodwill") is amortized using the straight-line method over their estimated lives, typically no more than twenty years. Other intangible assets, primarily customer lists, are amortized using the straight-line method over their estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenues are recognized monthly as billed, and costs (principally salaries) are expensed monthly as incurred. For those few contracts with other than monthly billing schedules, revenues are recognized on the percentage of completion method.

Income Taxes - Income tax expense is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Earnings per Share - During the year ended October 31, 1998, the Company adopted the provisions of Statements of Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Income from continuing operations per share and net income per share for the year ended October 31, 1997 has been adjusted to reflect $19,594 in accretion (net of income tax benefit) arising in connection with an option (Note 11). Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. All prior period EPS data has been restated to conform to SFAS 128. Certain options which are currently anti-dilutive may be dilutive in the future.

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows:


                                              October 31, 1998                         October 31, 1997
                                    --------------------------------------  ----------------------------------------
                                    Carrying Amount      Estimated Fair      Carrying Amount      Estimated Fair
                                                             Value                                     Value
                                    --------------------------------------  ----------------------------------------
Assets:
  Cash and equivalents              $    9,403,006      $     9,403,006      $      972,459       $       972,459

  Marketable debt
  securities (Note 2)                    3,218,170            3,217,095                   -                     -

  Trade accounts
     receivable, net                      4,452,117            4,452,117            3,990,630           3,990,630

Liabilities:
  Accounts payable, accrued
    expenses, income taxes
    payable, customer
    deposits and other
    current liabilities                   5,701,295            5,701,295            3,257,887           3,257,887
  Notes payable, bank                             -                    -              968,750             968,750
  Acquisition note                          210,160              209,636              630,483             625,778
  Revolving line of credit                        -                    -              850,000             850,000
  Other borrowings                           42,213               42,325              100,890             100,158

The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

     Cash and equivalents - The carrying amount is a reasonable approximation of fair value.

     Marketable debt securities - Fair value is based upon quoted market prices, including accrued interest, and approximate their carrying value due to their short maturities.

     Trade accounts receivable, accounts payable, accrued expenses, income taxes payable, and customer deposits and other current liabilities - The fair value of receivables and payables are assumed to equal their carrying value because of their short maturities.

     Notes payable, bank - Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

     Acquisition Note, revolving line of credit, and other borrowings - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for those debt issues for which no market quotes are available.

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

Reclassifications - Certain reclassifications were made to the 1997 financial statements to conform with the current year presentation.


2.     Cash Equivalents and Marketable Debt Securities

The following is a summary of the Company's held-to-maturity securities at October 31, 1998, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively (Note 1):


                                                               Gross                 Gross              Estimated
                                                             Unrealized            Unrealized             Market
                                          Cost                 Gains                Losses                Value
                                     ----------------     ----------------     -----------------     ----------------
Cash equivalents:
    Commercial paper              $        5,921,373   $                -   $                -    $       5,921,373
                                     ----------------     ----------------     -----------------     ----------------

Marketable debt
   securities:
    Commercial paper                       1,963,817                    -                    -            1,963,817
    Corporate obligations                  1,254,353                  260               (1,335)           1,253,278
                                     ----------------     ----------------     -----------------     ----------------

         Subtotal                          3,218,170                  260               (1,335)           3,217,095
                                     ----------------     ----------------     -----------------     ----------------

               Total              $        9,139,543   $              260   $           (1,335)   $       9,138,468
                                     ================     ================     =================     ================


3.     Property and Equipment

  Property and equipment consists of the following:

                                                                 Depreciable
                                                                     Lives
                                               October 31,          (Years)
                                     ----------------------------
                                            1998          1997
                                     -------------  ------------- ------------
  Computer equipment                  $ 3,699,955   $ 3,456,316          5
  Computer equipment held under
    capital leases (Note 8)             1,278,669     1,278,669          5
  Furniture and office equipment          882,199       489,434          7
  Leasehold improvements                  403,609       284,411          *
  Purchased software                      991,928       450,498          5
  Vehicles                                 32,146        17,318          3
                                    -------------  -------------
                                        7,288,506     5,976,646
  Less accumulated depreciation
     and amortization, including
     $1,140,161 in 1998 and
     $1,037,972 in 1997
     attributable to capital leases    (4,779,631)   (4,161,416)
                                    -------------  -------------
                                      $ 2,508,875     1,815,230
                                    =============  =============

  * Shorter of the useful life or the length of the lease.

Depreciation and amortization in continuing operations was $768,753 and $798,691 for the years ended October 31, 1998 and 1997, respectively.


4.     Deferred Software Costs

Deferred software costs consist of the following:

                                                          October 31,
                                             -----------------------------------
                                                  1998                 1997
                                             ---------------   -----------------
Costs of internally-developed software
 and enhancements                          $    3,623,368       $    2,731,358
 Accumulated amortization                      (1,820,355)          (1,185,423)
                                             ---------------   -----------------
                                           $    1,803,013       $    1,545,935
                                             ===============   =================

Amortization of deferred software costs charged to continuing operations for the years ended October 31, 1998 and 1997 were $634,932 and $411,794, respectively.

5.     Intangibles

Intangible assets consist of the following:
                                                        October 31,
                                            -----------------------------------
                                                 1998                     1997
                                            ----------------   ----------------

Excess of cost of investments over
 net assets acquired                        $   1,820,925      $     2,058,592
Customer lists                                  1,180,488            1,280,48
                                            ----------------   ----------------

                                                3,001,413            3,339,080

Less accumulated amortization                    (779,571)            (623,087)
                                            ----------------   ----------------

                                            $   2,221,842      $     2,715,993
                                            ================   ================

Amortization charged to continuing operations was $249,489 and $235,859 for the years ended October 31, 1998 and 1997, respectively.


6.     Related Party Transactions

Due from/(to) related parties consists of the following:

                                                        October 31,
                                            -----------------------------------
                                                 1998                   1997
                                            ----------------   ----------------

  Due from the Chairman & Chief executive
    Officer and controlling  shareholder,
    bearing interest at prime plus 1% per
    annum,  repayable on demand               $ 63,079              $  81,443

  Due from consultant (Note 12)                 26,234                 39,352

  Due from the President, bearing
    interest at prime, repayable on demand -
    repaid in December 1997                          -                 55,500
                                            ----------------   ----------------

                                             $  89,313              $ 176,295
                                            ================   ================

The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chief Executive Officer.

As compensation for providing a personal guarantee of certain acquisition indebtedness to the selling shareholder of a company acquired in 1995, the Company's Chief Executive Officer was granted a per annum fee of 3% of the $1,000,000 original value of such guarantee for the period during which the guarantee remains in effect. Such fee is being paid in the form of a monthly reduction in the Chief Executive Officer's existing indebtedness to the Company (Note 7).

A former director had loaned the Company $150,000. This note was repaid at its maturity on October 1, 1997. As an inducement for such former director to provide the loan, the Company's controlling stockholder and another employee sold an aggregate of 65,550 shares of common stock to the former director for $54,928, or $0.838 per share. This transaction gave rise to a deferred charge of $174,496, representing the difference between the selling price of the shares and management's estimate of the fair value at the time of the transaction. This deferred charge was amortized over the five year period ended October 31, 1997 on a straight-line basis.


7.     Long-term Debt

Long-term debt consists of the following:
                                                        October 31,
                                            -----------------------------------
                                                 1998                 1997
                                            ----------------   ----------------

 Term loan (a)(d)                            $    -             $      968,750
 Revolving line of credit (b)(d)                  -                    850,000
 Note payable issued in
   connection with an
   acquisition (c)                              210,160                630,483
 Notes payable, other                            42,213                100,890
                                            ----------------   ----------------
                                                252,373              2,550,123
 Less current portion                          (241,150)            (2,297,546)
                                            ----------------   ----------------
                                             $   11,223         $      252,577
                                            ================   ================

(a) The Company was indebted to a bank for a term loan as part of an agreement under which three loans aggregating $2,620,000 were used for acquisitions. The agreement provided for monthly principal and interest payments through May 2000. The loan interest rate in effect at October 31, 1997 was 8.5%. Substantially all of the assets of the Company were pledged as collateral for this indebtedness.

(b) In March 1997, the Company and the bank entered into an additional agreement for a revolving line of credit whereby the Company was entitled to borrow up to an additional $1,500,000. Interest on the outstanding balance was 8.5% at October 31, 1997. The line of credit expired on April 30, 1998.

(c) In connection with an acquisition in June 1995, the Company became obligated for a note of $840,645, payable in installments through February 1, 1999. Interest of 7.5% per annum is payable quarterly in arrears. This note is collateralized by 310,000 shares of the common stock of the Company which are personally owned by the Company's Chief Executive Officer (Note
     6).

(d) On December 19, 1997, utilizing the proceeds from the sale of the Payroll Division (Note 13), the Company repaid the term loan and the outstanding balance on the line of credit.

Aggregate maturities of long-term debt are as follows:

                   Years Ending October 31,
                   ------------------------
                                       1999         $      241,150
                                       2000                 11,223
                                                     --------------

                                                    $      252,373
                                                     ==============

8.     Capitalized Lease Obligations

The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time. Assets held under capitalized lease agreements are reflected in property and equipment as capital leases.

Minimum future lease payments under capitalized leases are as follows:


                   Years Ending October 31:
                   ------------------------
                                       1999  $       20,026
                                       2000             294
                                             --------------
                                                     20,320
    Less amount representing interest                  (906)
                                             --------------
    Present value of net minimum
        lease payments                               19,414
    Less current maturities                         (19,127)
                                             --------------
    Long-term obligations under
        capital leases                       $          287
                                             ==============


9.     Income Taxes

       The provision for income taxes on continuing operations consists of:

                                                       October 31,
                                            -----------------------------------
                                                 1998                   1997
                                            ----------------   ----------------

       Current:
        Federal                             $    1,119,789     $       381,405
        State and local                            576,424             126,833
       Deferred (benefit)/provision             (1,238,592)             31,462
                                            ----------------   ----------------

                                            $      457,621     $       539,700
                                            ================   ================

A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:


                                                        October 31,
                                            -----------------------------------
                                                 1998                   1997
                                            ----------------   ----------------

Tax provision computed at statutory rate    $     522,434      $       417,548
Increase/(decrease) in taxes resulting from:
  State and local income taxes, net
    of federal income taxes                        38,851               83,710
  Amortization of excess of cost
    over net assets of acquired
    companies                                      44,076               30,100
  Benefit of tax credits                         (179,960)                   -
  Other, net                                       32,220                8,342
                                            ----------------   ----------------

                                            $     457,621      $       539,700
                                            ================   ================

Temporary differences which give rise to net deferred tax assets/(liabilities) are as follows:

                                                        October 31,
                                            -----------------------------------
                                                 1998                   1997
                                            ----------------   ----------------
Deferred tax assets:
  Accrued loss on office sublease           $  1,189,503       $             -
  Deferred income from non-competition,
      confidentiality, and conduct of
      business agreement                         461,800                     -
  Accrued liabilities                            110,832                23,495
  Allowance for doubtful accounts                 96,392                54,055
  Deferred rent                                   63,382                     -
  Intangibles                                      7,035                (5,046)
  Deferred compensation                                -                52,159
  Lease transactions                               7,754                55,580
  Other                                          253,704                     -
                                            ----------------   ----------------

                                               2,190,402               180,243
                                            ----------------   ----------------

Deferred tax liabilities:
  Depreciation                                   (76,142)             (130,500)
  Deferred software costs                       (782,793)             (695,653)
  Other                                           (9,499)                    -
                                            ----------------   ----------------

                                                (868,434)             (826,153)
                                            ----------------   ----------------

Net deferred tax assets/(liabilities)       $  1,321,968       $      (645,910)
                                            ================   ================

10.    Stockholders' Equity

Common Stock - The Company is authorized to issue up to 10,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor, and upon the liquidation, dissolution , or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

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

Warrants - The Underwriters of the Company's initial public offering were issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock, at an exercise price per share of $6.30. During fiscal 1998, 66,725 of these warrants were exercised. The remaining 33,275 warrants expired February 20, 1998, having been extended one month from the original expiration date by the Company' Board of Directors.

In September 1994, in connection with a consulting arrangement, the Company issued warrants to purchase, after giving effect to certain anti-dilutive provisions, 50,000 shares at $5.00 per share and 25,240 shares at $6.24 per share. These warrants were exercised in March 1998.

On June 27, 1995, in connection with a consulting agreement, the Company issued a warrant to purchase 75,000 shares of common stock for $5.00 per share. The warrant grants the holder certain "piggy-back registration" and other rights. This Warrant expires on June 27, 2000.

The Underwriters and the consultants had the right to require the Company to register their respective shares with the Securities and Exchange Commission. On February 5, 1998, the Company registered these and other shares on Form S-3.

Stock Option Plan - In September 1992, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of up to 350,000 shares of common stock. On May 5, 1997, the Company's shareholders approved an amendment to the Plan increasing the maximum number of shares issuable thereunder to 1,200,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company. The Plan is administered by a committee consisting of two non-employee directors who determine those individuals to whom options will be granted, the number of shares of common stock which may be purchased under each option, and (when necessary) the option exercise price. The committee also determines the expiration date of the options (typically 10 years, except for 10% shareholders, which expire in 5 years), and the vesting schedule of the options, which is typically 20% per year over 5 years, beginning one year from the date of the grant. Options have also been granted which vest over three years, or which were vested when granted.

The per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of a non-qualified option shall be determined by the committee, except that the Company will not grant non-qualified options with an exercise price lower than 50% of the fair market value of common stock on the day the option is granted. In addition, any person who, on the date of the grant, already owns, directly or indirectly, 10% or more of the total combined voting power of all classes of stock outstanding, may only be granted an option if the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grant.

The committee may also grant "stock appreciation rights" ("SAR's") in connection with specific options granted under the plan. Each SAR entitles the holder to either: (a) cash (in an amount equal to the excess of the fair value of a share of common stock over the exercise price of the related options); or (b) common stock (the number of shares of which is to be determined by dividing the SAR's cash value by the fair market value of a share of common stock on the SAR exercise date); or (c) a combination of cash and stock. SAR's may be granted along with options granted under the Plan, and to holders of previously granted options. No SAR's have been granted under the Plan.

Activity during the past two years with respect to the Plan is as follows:
                                                                       Weighted
                                                         Exercise       Average
                                           Number of      Price        Exercise
                                            Options       Range          Price
                                          ----------- -------------  ----------
Options Outstanding, October 31, 1996       710,300    3.63 -  5.88       4.34
    Options granted                         226,300    3.25 -  7.88       4.23
    Options exercised                       (29,254)   3.63 -  5.88       3.95
    Options cancelled                       (57,448)   3.63 -  5.88       3.86
                                          -----------
Options outstanding, October 31, 1997       849,898    3.25 -  7.88       4.42
    Options granted                         216,400    8.25 - 10.86       8.79
    Options exercised                      (197,648)   3.63 -  7.88       4.52
    Options cancelled                       (63,650)   3.88 -  9.56       4.83
                                          -----------

Options outstanding, October 31, 1998       805,000    3.25 - 10.86       4.41
                                          ===========
Options available for future
    grant, October 31, 1998                 168,098
                                          ===========

Options exercisable, October 31, 1998       466,133
                                          ===========

Options exercisable, October 31, 1997       578,764
                                          ===========

At October 31, 1998, the weighted average remaining contractual life of all options currently outstanding, whether vested or not, is approximately 6.6 years.

The Company accounts for options granted under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma income/(loss) and pro forma income/(loss) per common share for fiscal 1998 and 1997, respectively, would be as follows:


                                                      1998                                         1997
                                   ----------------------------------------     ------------------------------------

                                      Historical           Pro Forma             Historical            Pro Forma
                                   ----------------    --------------------     -----------------   ----------------
  Income from continuing
    operations                     $    1,078,950       $      815,359         $      688,383       $      572,803

  Loss from discontinued
    operation                             (76,464)             (76,464)              (127,054)            (127,054)

  Gain on sale of
    discontinued operation              1,696,160            1,696,160                      -                    -
                                   ----------------    --------------------     -----------------   ----------------
  Net income                       $    2,698,646       $    2,435,055         $      561,329       $      445,749
                                   ================    ====================     =================   ================

  Income/(loss) per diluted common share:
  Income from continuing
    operations
                                   $         0.24       $        0.18         $         0.17       $          0.14
    Loss from discontinued
     operation
                                            (0.01)              (0.01)                 (0.03)                (0.03)

  Gain on sale of
    discontinued operation                   0.38                0.38                      -                    -
                                   ----------------    --------------------     -----------------   ----------------
  Net income                       $         0.61       $        0.55         $         0.14       $          0.11
                                   ================    ====================     =================   ================



All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during fiscal 1998 and 1997 was $704,176 and $382,977, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: a risk-free interest rate of 6.5%; expected lives ranging from six months to five years; and expected volatility of 48.6%.

In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 150,000 shares were exercised prior to October 31, 1996, 40,000 were exercised during the year ended October 31, 1997, and 100,000 were exercised during the current fiscal year.

11.      Retirement Plans

The Company maintains two 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 1998 and 1997, the Company did not make any matching contributions.

12.      Commitments and Contingencies

Contingent Acquisition Payments - In connection with an acquisition in 1990, the Company issued an option to purchase up to 190,000 shares of the Company's common stock for an aggregate purchase price of $1,900. The Company was further required to purchase the option for $750,000, subject to adjustment for prior partial exercises, in the event of a proposed sale of all or substantially all of the Company's assets, or in event of the holder's death (the "Put"). The difference between the present value of the option as originally recorded in 1990 and the Put amount was accreted through periodic charges to retained earnings using the interest method. As of October 31, 1997, the holder had exercised the option for all 190,000 shares, thereby terminating the Company's obligation under the Put. For the year ended October 31, 1997, $19,594 was accreted.

In connection with an acquisition in April 1993, the Company was obligated for contingent payments based on revenues of the acquired company. For the fiscal years ended October 31, 1998 and 1997, contingent payments were $26,055 and $63,472, respectively. The obligations at October 31, 1998 and 1997 are included in other current liabilities.

In connection with an acquisition in June 1993, the Company was obligated for certain contingent payments based on the earnings of the acquired company for five years, payable in a combination of cash and common stock. For the fiscal years ended October 31, 1998 and 1997, no contingent payments were earned. This company was included in the sale of the Payroll Division, and the Company's obligations terminated in June 1998. The Company had also guaranteed the market value of the 150,000 shares of common stock issued in connection with this acquisition at $6.67 per share on June 30, 1998. As the market price of the stock on that date was higher, no payment was required.

In January 1994, the Company guaranteed the market value of 158,812 shares of common stock issued in connection with an acquisition at $6.40 per share on January 1, 1999. Since the market price of the stock on January 1, 1999 was higher, no payment was required.

In connection with an acquisition in June 1994, the Company was obligated for contingent consideration based on the defined earnings of the Payroll Division and certain other defined events. No contingent consideration had been earned on operations through December 19, 1997, when this company was included in the sale of the Payroll Division. As part of the settlement of a lawsuit, described below, the Company fulfilled its obligation for any contingent consideration. The Company had also guaranteed the market value of the 302,400 shares of common stock issued in connection with this acquisition at $5.00 on July 31, 1999. On July 31, 1998, a former officer sold the approximately 248,000 shares owned by him, and therefore, only approximately 54,400 shares are subject to the guarantee.

In connection with an acquisition in May 1995, the Company was obligated for certain contingent payments based on defined earnings of the Company's two payroll operations in New England for five years. No contingent payments were earned for fiscal 1997 nor for the period ended December 19, 1997, when this company was included in the sale of the Payroll Division. On December 24, 1997, the Company made payments aggregating $300,000 to the former stockholders of the acquired company in return for a release from any further liability under the earnings contingencies. The Company also guaranteed that market value of the 113,636 shares of common stock issued in connection with this acquisition at $5.50 per share on April 30, 2000.

At October 31, 1998, no contingent liability existed for stock price guarantees relating to the foregoing acquisitions, since the market value of the Company' stock on October 31, 1998 exceeded all of the minimum price guarantees. Actual amounts that will ultimately be paid, if any, could change significantly depending upon the price of the Company' common stock on the dates such amounts are required to be settled, and upon the number of shares actually held by obligees on those dates.

Employment Agreements - The Company is obligated under certain employment agreements which expire at various times through October 31, 2000. Pursuant to such agreements, the approximate annual minimum salary amounts payable are as follows:

           Years Ending
           October 31,
           ------------
               1999                   760,200
               2000                   409,000

Consulting and Non-competition - In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, and provides for annual payments of $267,500 through September 30, 2001. As a partial incentive to enter into the amended agreement, the Company agreed to forgive, on each anniversary date of the agreement, 12.5% of the consultant's existing indebtedness to the Company ($26,234 at October 31, 1998 (Note 6)). The consulting agreement imposes certain non-competition restrictions on the consultant indebtedness to the Company will be amortized ratably over the term of the amended agreement.

Litigation -There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition or results of operations of the Company.

In February 1998, the Company filed a lawsuit in the Federal District Court for the Southern District of New York, 98 Civ. 0956 (RLC), against a former officer-director of the Company and a trust controlled by such person and his spouse ("Defendants"). The former officer-director was responsible for the Company's Payroll Division, which was sold in December 1997 (Note 13). In the lawsuit, the Company alleged that the former officer-director intentionally attempted to interfere with that sale thereby causing damages to the Company. This person's employment was terminated by the Company's Board of Directors and subsequently, he resigned as a director.

In April 1998, Defendants filed an answer denying the Company's claims, a counter claim against the Company, and third party claims, alleging substantial damages against the Company and its current and former directors, including wrongful termination, breach of contract, breach of the duty of good faith, fraud, and RICO violations. In May 1998, this litigation was settled. The impact of such settlement is reflected in the Company's financial statements.

Lease Obligations - Operating leases for facilities extend through December 31, 2009. The leases require the Company to pay certain expenses such as utilities and real estate taxes. These leases require aggregate minimum monthly rental payments of approximately $108,000 plus a proportionate share of certain of the landlord's operating expenses. The Company's obligations under the two major leases are secured by a cash deposit and a letter of credit, respectively, aggregating $281,250. Total expense for occupancy costs, net of sublease income in 1998, was approximately $1,872,000 and $1,284,000 during 1998 and 1997, respectively.

During the fourth quarter of fiscal 1998, the Company completed the consolidation of its data center and most of its administrative functions into its Leonia facility. Effective as of August 1, 1998, the Company sublet approximately 31,500 square feet in its New York City location. This sublease and the related primary lease expire in 2008. Because the amount to be received under the sublease (aggregating $6,210,675) is less than the amount the Company must pay under the primary lease, a charge was taken of approximately $3,022,000. The charge represents the total amount of the shortfall over the life of the lease, and also includes the value of leasehold improvements abandoned. Since the sale of the Payroll Division also permitted the Company to reduce substantially its New York City space requirements, approximately $786,000 was charged against the gain on sale of the Payroll Division.

Approximate minimum future real-estate lease payments, net of sublease income, are as follows:

                Years Ending
                October 31,
                ------------
                    1999         $       1,479,700
                    2000                 1,500,100
                    2001                 1,437,100
                    2002                 1,281,300
                    2003                 1,345,200
                 Thereafter              7,245,800
                                 -----------------
                                 $      14,289,200
                                 =================

13.      Sale of the Payroll Division

On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc.; NEDS, Inc.; Pay USA of New Jersey, Inc.; and Key-ACA, Inc., each a wholly-owned subsidiary of the Company and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $11,460,000, of which $10,710,000 was in cash and $750,000 was in the form of a note from the Buyer. Note plus accrued interest was repaid in full in August 1998.

The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which amount was contingent on the revenue of Pay USA for the three months following the sale. On June 1, 1998, the Company received the entire $1,500,000 contingent payment.

The Company recognized a gain, net of tax, of approximately $1,700,000 in its fiscal year ended October 31, 1998, as a result of the sale of Pay USA.

Pursuant to the terms of the sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA. The Company agreed to provide these services through December 31, 1999 for an initial payment of $500,000, a fixed monthly fee of $16,000 (plus a fixed amount for telephone line charges), and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities; (3)
disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. The $1,440,000 is being amortized over the term of the agreement. The amortization of such income is included in income from continuing operations.

At October 31, 1997, and for the year then ended, the net assets and operating losses (net of related tax benefits) of Pay USA have been recorded as a discontinued operation. During the fiscal year ended October 31, 1997, revenues relating to the discontinued operations approximated $8,828,000, and pretax operating losses approximated $291,000. For the period from November 1, 1997 through the date of the Sale, revenues related to the discontinued operation approximated $1,116,700 and pretax operating losses approximated $136,500.

14. Subsequent Event - Purchase of ETG, Inc.

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("ETG") for $4,000,000 in cash and 300,000 shares of the Company's common stock. Certain additional consideration in the form of cash and common stock may be payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. On December 28, 1998, the subsidiary changed its name to ETG, Inc.

The Company used cash on hand for the payment of $4,000,000 at closing. The assets acquired consist predominately of intangibles associated with the business of providing information technology infrastructure management solutions to large companies and institutions.

                                  EXHIBIT INDEX
EXHIBIT
   NO.      DESCRIPTION


  3.1B Certificate of Amendment to the Certificate of Incorporation of the Company, dated June 3, 1998

  10.6B Agreement of Sublease between the Company as Sublessor and RSL Com USA, Inc. as Subtenant, dated as of July 31, 1998.

  10.7 Agreement of Sublease between NMU Pension Plans as Sublandlord, and the Company as Subtenant, dated as of September 21, 1998.

  10.8B First Amendment of Lease between Leonia Associates, LLC and the Company, dated January 16, 1998.

  10.18     Payroll Services Conversion Agreement between the Company and ADP,
            Inc.

  21        List of Subsidiaries of the Company

  23.A      Consent of Deloitte & Touche LLP

  23.B      Consent of Ernst & Young LLP

  27        Financial Data Schedule - included in EDGAR filing only.