Form 10QSB
period 1999-01-31
COMPUTER OUTSOURCING SERVICES INC
filed 1999-03-17
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1999
                       Commission file number: 0-20824



                     COMPUTER OUTSOURCING SERVICES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                New York                               13-3252333
     -------------------------------               ------------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

             2 Christie Heights Street   Leonia, New Jersey 07605
             ----------------------------------------------------
                  (Address of principal executive offices)

                                 (201) 840-4700
                          ---------------------------
                          (Issuer's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

There were 4,682,115 shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 12, 1999.

Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                         January 31, 1999    October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
              ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $ 2,138,669         $ 9,403,006
  Marketable debt securities, at cost which
    approximates market value                 2,869,235           3,218,170
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $251,160 and $216,659                     6,461,856           4,452,117
  Deferred income taxes - current               603,627             603,627
  Net assets held for sale                      229,289             229,289
  Prepaid expenses and other current assets     830,538           1,179,539
                                            -----------         -----------
                                             13,133,214          19,085,748
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   2,605,765           2,508,875
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      1,820,260           1,803,013
  Intangibles,net                             8,979,796           2,221,842
  Due from related parties, net                  82,489              89,313
  Deferred income taxes                         640,356             718,341
  Security deposits and other
    non-current assets                          561,330             521,404
                                            -----------         -----------
                                             12,084,231           5,353,913
                                            -----------         -----------
  TOTAL ASSETS                             $ 27,823,210        $ 26,948,536
                                            ===========         ===========














        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                         January 31, 1999    October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,152,874         $ 1,029,406
   Current portion of long-term debt            241,814             241,150
   Current portion of capitalized lease
    obligations                                  15,257              19,127
   Income taxes payable                          71,651           2,468,747
   Current portion of accrued loss on
    office sublease                             365,495             365,495
   Accrued expenses                           2,078,225           2,000,355
   Customer deposits and other current
    liabilities                                 214,532             202,787
                                            -----------         -----------
                                              4,139,848           6,327,067
                                            -----------         -----------

OTHER LIABILITIES:
   Long-term debt                                 3,005              11,223
   Capitalized lease obligations                    287                 287
   Accrued loss on office sublease            1,816,948           2,016,606
   Deferred income from a non-competition,
    confidentiality, and conduct of
    business agreement                          880,000           1,000,000
                                            -----------         -----------
                                              2,700,240           3,028,116
                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued                  -                  -
   Common stock, $0.01 par value; 10,000,000
    shares authorized; shares issued and
    outstanding: 4,614,615 and 4,285,715         46,146              42,857
   Additional paid-in capital                14,775,271          11,946,837
   Retained earnings                          6,161,705           5,603,659
                                            -----------         -----------
                                             20,983,122          17,593,353
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 27,823,210        $ 26,948,536
                                            ===========         ===========


        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                             Three Months ended January 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------

REVENUES                                    $ 8,281,078         $ 7,216,595
                                            -----------         -----------
COSTS and EXPENSES:
Data processing costs                         5,710,035           4,952,903
Selling and promotion costs                     398,297             211,913
General and administrative expenses           1,348,262           1,268,471
Interest income, net                           (121,357)            (91,576)
                                            -----------         -----------
                                              7,335,237           6,341,711
                                            -----------         -----------
Income from continuing operations
 before provision for income taxes              945,841             874,884
Provision for income taxes                      387,795             384,346
                                            -----------         -----------
Income from continuing operations               558,046             490,538

Loss on discontinued operation, net of
 income tax benefit of $76,034                     -                (60,509)
Gain on sale of discontinued operation, net
 of income tax provision of $1,498,387             -              1,600,921
                                            -----------         -----------
NET INCOME                                  $   558,046         $ 2,030,950
                                            ===========         ===========
BASIC EARNINGS PER SHARE:
Income from continuing operations           $      0.13         $      0.13
Loss on discontinued operation                      -                 (0.02)
Gain on sale of discontinued operation              -                  0.42
                                            -----------         -----------
Net income                                  $      0.13         $      0.53
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  4,431,723           3,829,895
                                            ===========         ===========

DILUTED EARNINGS PER SHARE:
Income from continuing operations           $      0.12         $      0.11
Loss on discontinued operation                      -                 (0.01)
Gain on sale of discontinued operation              -                  0.36
                                            -----------         -----------
Net income                                  $      0.12         $      0.46
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES and
 EQUIVALENTS OUTSTANDING                      4,845,108           4,429,484
                                            ===========         ===========


        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW

                                             Three Months ended January 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $   558,046         $   490,538

Adjustments to reconcile net income to cash
 (used in)/provided by operating activities:

  Depreciation and amortization                 337,590             339,088
  Deferred income taxes                          77,985             (50,788)
  Decrease/(increase) in:
    Trade accounts receivable                (2,009,739)           (884,527)
    Prepaid expenses and other current
     assets                                     349,001             339,617
    Security deposits and other non-current
     assets                                        -                  1,700
  Increase/(decrease) in:
    Accounts payable                            123,468              94,535
    Income taxes payable                       (201,082)           (124,566)
    Accrued expenses                           (158,953)           (335,142)
    Customer deposits and other current
     liabilities                                 11,745             238,990
                                            -----------         -----------
       Net cash (used in)/provided by
        operating activities                   (911,939)            109,445
                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (228,944)           (312,098)
Disposal of equipment                              -                 14,960
Redemption of investments in marketable
  debt securities                               348,935                -
Proceeds from sale of the Payroll Division         -             12,150,000
Payment of expenses related to sale of the
  Payroll Division                              (99,757)           (638,911)
Payment of taxes on gain related to sale
  of the Payroll Division                    (2,196,014)               -
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")    (4,000,000)               -
Payment of expenses related to the
  Enterprise Purchase                          (153,078)               -
Increase in deferred software costs            (173,164)           (133,599)
                                            -----------         -----------
  Net cash (used in)/provided by
   investing activities                     $(6,502,022)        $11,080,352
                                            -----------         -----------

                             Continued on next page.



        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Continued)

                                             Three Months ended January 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                 $    (7,554)        $(1,840,693)
Repayments by related parties,net                 6,825              62,043
Proceeds from the exercises of stock
  options and warrants                          154,223             208,473
Repayments of capital leases                     (3,870)             (5,535)
                                            -----------         -----------
   Net cash provided by/(used in) financing
    activities                                  149,624          (1,575,712)
                                            -----------         -----------
CASH FLOWS FROM DISCONTINUED OPERATION:
Loss from discontinued operation                   -                (60,509)
Adjustments to reconcile loss from
  discontinued operation to cash used
  in discontinued operation:
    Depreciation and amortization                  -                151,118
    Increase in net assets of discontinued
     operation                                     -               (307,813)
                                            -----------         -----------
    Net cash used in discontinued
     operation                                     -               (217,204)
                                            -----------         -----------
    Net (decrease)/increase in cash
      and equivalents                        (7,264,337)          9,396,881

    Cash and equivalents at the
      beginning of the period                 9,403,006             972,459
                                            -----------         -----------
    Cash and equivalents at the end
      of the period                         $ 2,138,669         $10,369,340
                                            ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                        $    14,230         $    49,868
                                            ===========         ===========
    Income taxes                            $ 2,711,550         $   559,700
                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Note received for a portion of the sales
  price of the Payroll Division             $      -            $   750,000
                                            ===========         ===========
Stock issued for a portion of the
  Enterprise Purchase                       $ 2,677,500         $      -
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                         Common     Par      Paid in     Retained
                         Shares    Value     Capital     Earnings      Total
                       ---------  -------  -----------  ----------  -----------
Balance,
  October 31,1998      4,285,715  $42,857  $11,946,837  $5,603,659  $17,593,353

Stock issued for the
  Enterprise Purchase    300,000    3,000    2,674,500                2,677,500

Exercises of stock
  options                 28,900      289      153,934                  154,223

Net income                                                 558,046      558,046
                       ---------  -------  -----------  ----------  -----------
Balance,
  January 31,1999      4,614,615  $46,146  $14,775,271  $6,161,705  $20,983,122
                       =========  =======  ===========  ==========  ===========

































        See Notes to Consolidated Interim Financial Statements (Unaudited)

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

The consolidated balance sheet as of January 31, 1999, and the consolidated statements of income and cash flows for the three month periods ended January 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended January 31, 1999 and 1998 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes new rules for reporting comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. The Company did not have any "comprehensive income" within the scope of SFAS 130 during either of the three month periods ended on January 31, 1999 or January 31, 1998.

The consolidated financial statements include the accounts of Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


2.  SALE OF THE PAYROLL DIVISION

On December 19, 1997, the Company consummated the sale (the "Sale") of all the outstanding capital stock of Daton Pay USA, Inc., NEDS, Inc., Pay USA of New Jersey, Inc., and Key-ACA, Inc., each a wholly-owned subsidiary of the Company, and together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $11,460,000, of which $10,710,000 was in cash and $750,000 was in the form of a note from the Buyer. The note plus accrued interest was paid in full in August 1998. The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which amount was contingent on the revenue of Pay USA for the three months following the sale. On June 1, 1998, the Company received the entire $1,500,000 contingent payment. The Company recognized a gain, net of tax, of approximately $1,700,000 in its fiscal year ended October 31, 1998, as a result of the sale of Pay USA.

Pursuant to the terms of the Sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA.
The Company agreed to provide these services through December 31, 1999 for an initial payment of $500,000, a fixed monthly fee of $16,000 (plus a fixed amount for telephone line charges), and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities;
(3) disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. The $1,440,000 is being amortized over the term of the agreement. The amortization of such income is included in income from continuing operations. Amortization was $120,000 and $80,000 for the quarters ended January 31, 1999 and 1998, respectively.

For the period from November 1, 1997 through the date of the Sale, revenues related to the discontinued operation approximated $1,116,700 and pretax operating losses approximated $136,500.


3.  ACQUISITION

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("Enterprise") for $4,000,000 in cash and 300,000 shares of the Company's common stock. Certain additional consideration in the form of cash and common stock may be payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. On December 28, 1998, the subsidiary changed its name to ETG, Inc.

The company used cash on hand for the payment of $4,000,000 at closing. The 300,000 shares of common stock had a value of $2,677,500. The Company also incurred costs of approximately $290,000 to complete the acquisition. The assets acquired consist predominately of intangibles associated with the business of providing information technology infrastructure managment solutions to large companies and institutions.

In connection with the acquisition, Enterprise and its principal shareholders entered into non-competition and non-solicitation agreements with the Company.
A value of $50,000 was assigned to these agreements. The Company also recorded $6,852,928 in excess of cost over net assets acquired (goodwill). The goodwill is being amortized on a straight-line basis over 15 years, the the agreements are being amortized over the terms of such agreements (approximately 61 months).

The following unaudited pro forma financial information shows the results of operations for the three months ended January 31, 1999 and January 31, 1998 assuming the acquisition of certain assets and the business of Enterprise had occurred at the begining of each period presented:

                                            Quarters ended January 31,
                                            --------------------------
                                                1999           1998
                                            -----------    -----------
Revenues                                    $ 8,732,000    $ 9,640,000
                                            ===========    ===========
Income from continuing operations           $   543,000    $   648,000
Loss from discontinued operation                   -           (61,000)
Gain on sale of discontinued operation             -         1,601,000
                                            -----------    -----------
Net income                                  $   543,000    $ 2,188,000
                                            ===========    ===========
Basic earnings per share:

Income from continuing operations           $      0.13    $      0.16
Loss from discontinued operation                    -            (0.02)
Gain on sale of discontinued operation              -             0.42
                                            -----------    -----------
Net income                                  $      0.13    $      0.56
                                            ===========    ===========
Diluted earnings per share:

Income from continuing operations           $      0.12    $      0.14
Loss from discontinued operation                    -            (0.01)
Gain on sale of discontinued operation              -             0.36
                                            -----------    -----------
Net income                                  $      0.12    $      0.49
                                            ===========    ===========



4.   BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future.

5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma income/(loss) and pro forma income/(loss) per common share for the quarters ended January 31, 1999 and 1998 would be as follows:


                                        1999                      1998
                              -----------------------   -----------------------
                              Historical    Pro Forma   Historical    Pro Forma
                              ----------   ----------   ----------   ----------
Income from continuing
  operations                  $  558,046   $  480,736   $  490,538   $  448,281

Loss from discontinued
  operation                         -            -         (60,509)     (60,509)

Gain on sale of
  discontinued operation            -            -       1,600,921    1,600,921
                              ----------   ----------   ----------   ----------
Net income                    $  558,046   $  480,736   $2,030,950   $1,988,693
                              ==========   ==========   ==========   ==========
Income/(loss) per diluted
  common share:

Income from continuing
  operations                  $     0.12   $     0.10   $     0.11    $    0.10

Loss from discontinued
  operation                          -            -          (0.01)       (0.01)

Gain on sale of
  discontinued operation             -            -           0.36         0.36
                              ----------   ----------   ----------   ----------
Net income                    $     0.12    $    0.10   $     0.46    $    0.45
                              ==========   ==========   ==========   ==========


All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the quarters ended January 31, 1999 and 1998 was $97,200 and $114,656, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: a risk-free interest rate of between 4.65% and 4.77%; expected lives of four years; and expected volatility of between 47.4% and 48.8%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, THREE MONTH PERIODS ENDED JANUARY 31, 1999 and 1998

On December 19, 1997, the Company sold four subsidiaries comprising the Payroll Division. In the accompanying financial statements, all revenues and expenses of the Payroll Division have been classified as discontinued operations. The following discussion relates only to continuing operations.

On December 18, 1998, the Company, through a wholly-owned subsidiary, acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). The Company's subsidiary, ETG, Inc. ("ETG"), provides information technology consulting services with a focus on infra-structure management solutions.

During the period ended January 31, 1999, revenues from continuing operations increased $1,064,000 (15%) to $8,281,000 from $7,217,000, for the period ended
January 31, 1998. This increase includes approximately $411,000 in sales from ETG. The Company's Year-2000 revenues declined by approximately $328,000 from $495,000 to $167,000 for the period ended January 31, 1999. This decline was mitigated by revenues from additional outsourcing business.

Data processing costs increased $757,000 to $5,710,000 (69% of revenues) during the current period compared with $4,953,000 (69% of revenues) in the prior year's period. The increase primarily consists of data processing costs associated with higher sales.

Selling and promotion costs increased $186,000 to $398,000 (5% of revenues) during the current period compared with $212,000 (3% of revenues) in the prior year's period. The increase is attributable to a larger sales staff principally at ETG and the Company's new offices in Charlotte, North Carolina and New Haven, Connecticut.

Although general and administrative expenses increased $80,000 to $1,348,000 from $1,268,000, such expenses declined to 16% of revenues for the three months ended January 31, 1999 from 18% of revenues for the prior year's period. Certain savings achieved by the Company were offset by expenses related to ETG and the new offices in Charlotte and New Haven. Amortization of intangibles acquired in connection with the Enterprise Purchase was $39,000 for the three months ended January 31, 1999.

The Company recorded net interest income of $121,000 in the current period, compared with net interest income of $92,000 in the prior period. The increase of $29,000 reflects the reduction of interest expense, as a result of the Company's repayment of its bank debt following the sale of the Payroll Division in the period ended January 31, 1998, as well as a higher average balance of interest earning assets during the current period.

The Company recorded a 14% increase in income from continuing operations to $558,000 ($0.13 and $0.12 per share for basic and diluted shares, respectively) for the period ended January 31, 1999, compared with the $491,000 ($0.13 and $0.11 per share for basic and diluted shares, respectively) for the period ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended January 31, 1999, the Company used net cash of approximately $912,000, primarily as a result of an increase in accounts receivable of $2,010,000, offset by $896,000 in income from operations before deductions for depreciation and amortization. A portion of the increase in accounts receivable, $411,000, was attributable to ETG.

In investing activities, the Company invested $4,153,000 for the Enterprise Purchase, and spent $2,296,000 primarily for tax payments related to the sale of the Payroll Division. In addition, the Company invested approximately $229,000 for the purchase of equipment, new software products, and other fixed assets and $173,000 for product development and enhancement.

In financing activities, the Company received $150,000, primarily generated from exercises of employee stock options.

As of January 31, 1999, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately $5,008,000. The Company believes that its cash, other liquid assets, operating cash flow, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements.


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

The Company is also at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, licensees, and manufacturers, as well as potential failures in public and private infrastructures services, including electricity, water, gas, transportation, and communications.
Failures resulting from the Y2K problem could adversely affect the Company's ability to service its clients.

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

Phase One - Identification. The first phase entailed identifying the technical areas, business units, and infrastructure that might be affected by the Y2K problem. The identification resulted in three primary classifications. The first is the computer and communications hardware and non-application software the Company obtains from vendors. This category consists of processing for all client and internal Company applications. The second classification is the Company's applications used to service clients and internal users. This relates to all non-direct computer ("Non-IT") associated issues such as elevators, phone systems, security access systems, as well as services provided by non-computer related vendors such as utility companies. Phase One has been completed.

Phase Two - Inventory. The second phase entails an inventory of all hardware and software (including business and operational applications, operating systems, and third party products) that may be at risk, and identification of key third party businesses which might most significantly impact the Company if such third parties had Y2K failures. The non-application inventory process (Classification One) has been completed, and the inventories of key third party businesses and internal non-IT systems (Classification Three) are expected to be completed by March 31, 1999. The inventories for applications (Classification Two) are expected to be completed by April 30, 1999.

Phase Three - Assessment. Once each at-risk application has been identified, it will be determined how critical the application is to client and business oper-ations and the potential impact of failure. Applications are classified as "critical", "important", or "non-critical". A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. The assessment process is 85% completed. The ex-pected completion date has been extended to April 30, 1999 from March 31, 1999.

Phase Four - Strategy. For applications, this phase entails the assessment of each application system (Classification Two). The application's ability to perform in Y2K, estimated cost to make Y2K compliant, availability of replacement alternatives, and for applications used for clients, the total annual revenue and expenses, are evaluated. The assessment will result in a plan to upgrade the current application, migrate to a replacement Y2K-compliant application, or cease processing of an application that produces a marginal profit. Phase Four - Classification Two originally was expected to be completed by February 28, 1999. It is anticipated that Phase Four - Classifi-cation Two will be finalized by March 31, 1999. For non-IT Classification Three, this phase involves the development of appropriate remedial strategies. Phase Four for Classification Three is expected to be completed by April 30, 1999.

Phase Five - Remediation. The remediation phase involves creating project plans; acquiring necessary resources; implementing new hardware, software, and applications; and executing the strategies developed in Phase Four. Testing and certification is also included within this phase. For non-application systems (Classification One), Phase Five is approximately 65% completed. The delivery of Y2K-compliant products by third party vendors will have an effect on the final completion date. For application systems, (Classification Two), Phase Five is approximately 30% completed. For non-IT systems (Classification Three), Phase Five is approximately 20% completed. Testing for non-IT systems has been initiated; however, due to the Company's reliance on third party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The Company has initiated written and telephonic comunications with key third party businesses. Communications with public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance, has been initiated.

Phase Six - Contingency Planning. This phase entails developing an emergency plan in the event non-IT (Classification Three) or non-application systems (Classification One) malfunction or are not functional at the start of the Year 2000. The use of a "backup" computer maintained by an independent third party, alternative communications carriers, and backup generators are some of the contingencies being explored. The Company estimates that all of these plans will be completed by December 1999. Based upon its efforts to date, the Company belives that the vast majority of both its computer and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000.

Internal and external costs specifically associated with Y2K modifications for computer software used for internal purposes will be expensed when incurred. Currently, the Company estimates that such costs will approximate $300,000, of which approximately $50,000 has been incurred through February 1999.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to risks and uncertainties including but not limited to: incomplete or preliminary information; changes in government regulation and policies; continued acceptance of the Company's products and services in the marketplace; competitive factors; new products; technological changes; the Company's dependence on third party suppliers; intellectual property rights; and other risks. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

PART II - OTHER INFORMATION

ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27    Financial Data Schedule, filed electronically only.

(b)     Reports on Form 8-K:

        A Form 8-K was filed on January 4, 1999, and amended on March 5, 1999, reporting the acquisition of certain assets and the business of Enterprise Technology Group, Incorporated on December 18, 1998.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                        /s/
March 17, 1999                      ------------------------------------
                                    Zach Lonstein
                                    Chief Executive Officer


                                        /s/
March 17, 1999                      -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer