Form 10QSB
period 1999-04-30
COMPUTER OUTSOURCING SERVICES INC
filed 1999-06-14
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1999
                        Commission file number: 0-20824



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

There were 4,712,915 shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 14, 1999.

Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                          April 30, 1999     October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
              ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $ 3,347,366         $ 9,403,006
  Marketable debt securities, at cost which
    approximates market value                 1,928,432           3,218,170
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $261,940 and $216,659                     5,865,830           4,452,117
  Prepaid current income taxes                   64,649                -
  Deferred income taxes - current               655,327             603,627
  Net assets held for sale                      146,593             229,289
  Prepaid expenses and other current assets   1,694,992           1,179,539
                                            -----------         -----------
                                             13,703,189          19,085,748
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   2,530,080           2,508,875
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      1,915,344           1,803,013
  Intangibles, net                            8,808,679           2,221,842
  Due from related parties, net                 106,709              89,313
  Deferred income taxes                         454,442             718,341
  Security deposits and other
    non-current assets                          559,088             521,404
                                            -----------         -----------
                                             11,844,262           5,353,913
                                            -----------         -----------
  TOTAL ASSETS                             $ 28,077,531        $ 26,948,536
                                            ===========         ===========













       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                          April 30, 1999     October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,455,250         $ 1,029,406
   Current portion of long-term debt
    and capitalized lease obligations            34,952             260,277
   Income taxes payable                            -              2,468,747
   Current portion of accrued loss on
    office sublease                             248,369             365,495
   Accrued expenses                           1,507,492           2,000,355
   Customer deposits and other current
    liabilities                                 206,879             202,787
                                            -----------         -----------
                                              3,452,942           6,327,067
                                            -----------         -----------

OTHER LIABILITIES:
   Long-term debt and capitalized
    lease obligations                              -                 11,510
   Accrued loss on office sublease            1,701,690           2,016,606
   Deferred income from a non-competition,
    confidentiality, and conduct of
    business agreement                          760,000           1,000,000
                                            -----------         -----------
                                              2,461,690           3,028,116
                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued                  -                  -
   Common stock, $0.01 par value; 10,000,000
    shares authorized; shares issued and
    outstanding: 4,708,915 and 4,285,715         47,089              42,857
   Additional paid-in capital                15,186,241          11,946,837
   Treasury stock at cost; 1,000 shares          (7,313)               -
   Retained earnings                          6,936,882           5,603,659
                                            -----------         -----------
                                             22,162,899          17,593,353
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 28,077,531        $ 26,948,536
                                            ===========         ===========


       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                 Six Months ended         Three Months ended
                                     April 30,                 April 30,
                             ------------------------  ------------------------
                                 1999         1998         1999         1998
                             -----------  -----------  -----------  -----------

REVENUES                     $17,303,281  $15,173,675  $ 9,022,203  $ 7,957,080
                             -----------  -----------  -----------  -----------
COSTS and EXPENSES:
Data processing costs         11,791,699   10,485,937    6,097,132    5,533,034
Selling and promotion costs    1,102,617      445,458      633,714      233,545
General and
 administrative expenses       2,328,157    2,680,874    1,035,033    1,412,403
Interest income, net            (178,815)    (240,862)     (57,458)    (149,286)
                             -----------  -----------  -----------  -----------
                              15,043,658   13,371,407    7,708,421    7,029,696
                             -----------  -----------  -----------  -----------
Income from continuing
 operations before provision
 for income taxes              2,259,623    1,802,268    1,313,782      927,384
Provision for income taxes       926,400      800,770      538,605      416,424
                             -----------  -----------  -----------  -----------
Income from
 continuing operations         1,333,223    1,001,498      775,177      510,960
Loss on discontinued
 operation, net of income
 tax benefit of $76,034             -         (60,509)        -            -
Gain on sale of discontinued
 operation, net of income
 tax provision of $1,498,387        -       1,600,921         -            -
                             -----------  -----------  -----------  -----------

NET INCOME                   $ 1,333,223  $ 2,541,910  $   775,177  $   510,960
                             ===========  ===========  ===========  ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                 Six Months ended         Three Months ended
                                     April 30,                 April 30,
                             ------------------------  ------------------------
                                 1999         1998         1999         1998
                             -----------  -----------  -----------  -----------

BASIC EARNINGS PER SHARE:
Income from
 continuing operations       $      0.29  $      0.26  $      0.17  $      0.13
Loss on
 discontinued operation             -           (0.02)        -            -
Gain on sale of
 discontinued operation             -            0.41         -            -
                             -----------  -----------  -----------  -----------
Net income per basic share   $      0.29  $      0.65  $      0.17  $      0.13
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         4,544,525    3,888,159    4,661,680    3,956,190
                             ===========  ===========  ===========  ===========

DILUTED EARNINGS PER SHARE:
Income from
 continuing operations       $      0.27  $      0.23  $      0.16  $      0.12
Loss on
 discontinued operation             -           (0.01)        -            -
Gain on sale of
 discontinued operation             -            0.36         -            -
                             -----------  -----------  -----------  -----------
Net income per diluted share $      0.27  $      0.58  $      0.16  $      0.12
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES and EQUIVALENTS
 OUTSTANDING                   4,892,069    4,379,701    4,998,159    4,222,087
                             ===========  ===========  ===========  ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                               Six Months ended April 30,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $ 1,333,223         $ 1,001,498

Adjustments to reconcile net income to cash
 (used in)/provided by operating activities:

  Depreciation and amortization                 713,358             682,473
  Deferred income taxes                         212,199             (57,175)
  Decrease/(increase) in:
    Trade accounts receivable                (1,413,713)           (724,712)
    Prepaid expenses and other current
     assets                                    (515,453)            (81,048)
    Security deposits and other non-current
     assets                                        -                (67,054)
  Increase/(decrease) in:
    Accounts payable                            425,844              13,568
    Income taxes payable                       (337,382)            113,797
    Accrued expenses                           (838,065)           (297,191)
    Customer deposits and other current
     liabilities                                  4,092             (22,173)
                                            -----------         -----------
       Net cash (used in)/provided by
        operating activities                   (415,897)            561,983
                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (352,735)           (690,777)
Disposal of equipment                              -                 14,960
Redemption of investments in marketable
  debt securities                             1,289,738                -
Proceeds from sale of the Payroll Division         -             12,150,000
Payment of expenses related to sale of the
  Payroll Division                             (201,286)           (877,376)
Payment of taxes on gain related to sale
  of the Payroll Division                    (2,196,014)               -
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")    (4,000,000)               -
Payment of expenses related to the
  Enterprise Purchase                          (175,553)               -
Deposits received for assets held for sale       82,696                -
Increase in deferred software costs            (391,181)           (386,307)
                                            -----------         -----------
  Net cash (used in)/provided by
   investing activities                     $(5,944,335)        $10,210,500
                                            -----------         -----------
                             Continued on next page

       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited - Continued)

                                               Six Months ended April 30,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and
  capital lease obligations                 $  (236,835)        $(2,084,158)
Repayments/(borrowings) by
  related parties, net                          (17,396)             71,026
Purchases of treasury stock                      (7,313)               -
Proceeds from the exercises of stock
  options and warrants                          566,136           1,185,489
                                            -----------         -----------
   Net cash provided by/(used in) financing
    activities                                  304,592            (827,643)
                                            -----------         -----------
CASH FLOWS FROM DISCONTINUED OPERATION:
Loss from discontinued operation                   -                (60,509)
Adjustments to reconcile loss from
  discontinued operation to cash used
  in discontinued operation:
    Depreciation and amortization                  -                151,118
    Increase in net assets of discontinued
     operation                                     -               (307,813)
                                            -----------         -----------
    Net cash used in discontinued
     operation                                     -               (217,204)
                                            -----------         -----------
    Net (decrease)/increase in cash
      and equivalents                        (6,055,640)          9,727,636

    Cash and equivalents at the
      beginning of the period                 9,403,006             972,459
                                            -----------         -----------
    Cash and equivalents at the end
      of the period                         $ 3,347,366         $10,700,095
                                            ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                        $    22,405         $    87,929
                                            ===========         ===========
    Income taxes                            $ 3,254,330         $   894,803
                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Note received for a portion of the sales
  price of the Payroll Division             $      -            $   750,000
                                            ===========         ===========
Stock issued for a portion of the
  Enterprise Purchase                       $ 2,677,500         $      -
                                            ===========         ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


               Common     Par      Paid in    Treasury   Retained
               Shares    Value     Capital      Stock    Earnings      Total
             ---------  -------  -----------  --------  ----------  -----------
Balance,
  October
  31, 1998   4,285,715  $42,857  $11,946,837      -     $5,603,659  $17,593,353

Stock
  issued
  for the
  Enterprise
  Purchase     300,000    3,000    2,674,500                          2,677,500

Exercises of
  stock
  options      123,200    1,232      564,904                            566,136

Purchase of
  treasury
  stock                                         (7,313)                  (7,313)

Net income                                               1,333,223    1,333,223
             ---------  -------  -----------  --------  ----------  -----------
Balance,
  April
  30, 1999   4,708,915  $47,089  $15,186,241   $(7,313) $6,936,882  $22,162,899
             =========  =======  ===========  ========  ==========  ===========























       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

The consolidated balance sheet as of April 30, 1999, and the consolidated statements of income and cash flows for the six and three month periods ended April 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended April 30, 1999 and 1998 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes new rules for reporting comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. The Company did not have any "comprehensive income" within the scope of SFAS 130 during either of the three or six month periods ended on April 30, 1999 or April 30, 1998.

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

Pursuant to the terms of the Sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA.
The Company agreed to provide these services through December 31, 1999 for an initial payment of $500,000, a fixed monthly fee of $16,000 (plus a fixed amount for telephone line charges), and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities;
(3) disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. The $1,440,000 is being amortized over the term of the agreement. The amortization of such income is included in income from continuing operations. Amortization was $240,000 and $200,000 for the six month periods ended April 30, 1999 and 1998, respectively.

For the period from November 1, 1997 through the date of the Sale, revenues related to the discontinued operation approximated $1,116,700 and the pretax operating loss approximated $136,500.


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

In connection with the acquisition, Enterprise and its principal shareholders entered into non-competition and non-solicitation agreements with the Company.
A value of $50,000 was assigned to these agreements. The Company also recorded $6,852,928 in excess of cost over net assets acquired (goodwill). The goodwill is being amortized on a straight-line basis over 15 years, and the agreements are being amortized over the terms of such agreements (approximately 61 months).

The following unaudited pro forma financial information shows the results of operations for the six and three months ended April 30, 1999 and April 30, 1998 assuming the acquisition of certain assets and the business of Enterprise had occurred at the beginning of each period presented:
                                                            Three Months
                        Six Months ended April 30,         ended April 30,
                        --------------------------   --------------------------
                            1999           1998          1999           1998
                        -----------    -----------   -----------    -----------
Revenues                $17,754,000    $18,187,000   $ 9,022,000    $ 8,544,000
                        ===========    ===========   ===========    ===========
Income from continuing
  operations            $ 1,368,000    $ 1,005,000   $   775,000    $   357,000
Loss from discontinued
  operation                    -           (61,000)         -              -
Gain on sale of
  discontinued operation       -         1,601,000          -              -
                        -----------    -----------   -----------    -----------
Net income              $ 1,368,000    $ 2,545,000   $   775,000    $   357,000
                        ===========    ===========   ===========    ===========
Basic earnings per share:

Income from continuing
  operations            $      0.30    $      0.22   $      0.17    $      0.08
Loss from discontinued
  operation                     -            (0.02)          -              -
Gain on sale of
  discontinued operation        -             0.41           -              -
                        -----------    -----------   -----------    -----------
Net income              $      0.30    $      0.61   $      0.17    $      0.08
                        ===========    ===========   ===========    ===========
Diluted earnings per share:

Income from continuing
  operations            $      0.28    $      0.21   $      0.16    $      0.08
Loss from discontinued
  operation                     -            (0.01)          -              -
Gain on sale of
  discontinued operation        -             0.36           -              -
                        -----------    -----------   -----------    -----------
Net income              $      0.28    $      0.56   $      0.16    $      0.08
                        ===========    ===========   ===========    ===========



4.   BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which currently are anti-dilutive may be dilutive in the future.

5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma income/(loss) and pro forma income/(loss) per common share for the six months ended April 30, 1999 and 1998 would be as follows:


                                        1999                      1998
                              -----------------------   -----------------------
                              Historical    Pro Forma   Historical    Pro Forma
                              ----------   ----------   ----------   ----------
Income from continuing
  operations                  $1,333,000   $1,155,000   $1,002,000   $  889,000

Loss from discontinued
  operation                         -            -         (61,000)     (61,000)

Gain on sale of
  discontinued operation            -            -       1,601,000    1,601,000
                              ----------   ----------   ----------   ----------
Net income                    $1,333,000   $1,155,000   $2,542,000   $2,429,000
                              ==========   ==========   ==========   ==========
Income/(loss) per diluted
  common share:

Income from continuing
  operations                  $     0.27   $     0.24   $     0.23    $    0.20

Loss from discontinued
  operation                          -            -          (0.01)       (0.01)

Gain on sale of
  discontinued operation             -            -           0.36         0.36
                              ----------   ----------   ----------   ----------
Net income                    $     0.27    $    0.24   $     0.58    $    0.55
                              ==========   ==========   ==========   ==========


All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the six months ended April 30, 1999 and 1998 was $507,569 and $704,176, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: a risk-free interest rate of between 4.65% and 5.44%; expected lives of between one-half and six years; and expected volatility of 48.5%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTH PERIODS ENDED April 30, 1999 and 1998

On December 19, 1997, the Company sold four subsidiaries comprising the Payroll Division. In the accompanying financial statements, all revenues and expenses of the Payroll Division were combined in the loss from discontinued operation. The following discussion relates only to continuing operations.

On December 18, 1998, the Company acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). Enter-prise Technology Group provided information technology consulting services with a focus on infrastructure management solutions.

During the six month period ended April 30, 1999, revenues from continuing operations increased $2,129,000 (14%) to $17,303,000 from $15,174,000 for the comparable period ended April 30, 1998. The Company's Year-2000 revenues declined by approximately $735,000 from $982,000 to $247,000 for the period ended April 30, 1999. Increased revenues from other activities substantially exceeded the decline in Year-2000 revenues.

Data processing costs increased $1,306,000 to $11,792,000 (68% of revenues) during the current period compared with $10,486,000 (69% of revenues) in the prior year's period. Data processing costs increased as a result of higher sales.

Selling and promotion costs increased $657,000 to $1,103,000 (6% of revenues) during the current period compared with $445,000 (3% of revenues) in the prior year's period. The increase is principally attributable to additional sales staff.

General and administrative expenses decreased $353,000 to $2,328,000 from $2,681,000, and declined to 14% of revenues for the six months ended April 30, 1999 from 18% of revenues for the prior year's period. Certain savings achieved by the Company were offset by expenses related to the Enterprise Purchase and new offices in Charlotte, North Carolina and New Haven, Con-necticut. Amortization of intangibles acquired in connection with the Enterprise Purchase was $156,000 for the six months ended April 30, 1999.

The Company recorded net interest income of $179,000 in the current six month period compared with net interest income of $241,000 in the six months ended April 30, 1998. The decrease of $62,000 reflects the reduction in cash and investment balances as a result of the Enterprise Purchase, the payment of taxes related to the sale of the Payroll Division, and the repayment of substantially all of the Company's long-term debt.

The Company recorded a 33% increase in income from continuing operations to $1,333,000 ($0.29 and $0.27 per share for basic and diluted shares, respec-tively) for the period ended April 30, 1999 compared with $1,001,000 ($0.26 and $0.23 per share for basic and diluted shares, respectively) for the period ended April 30, 1998.

RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED April 30, 1999 and 1998

During the quarter ended April 30, 1999, revenues from continuing operations increased $1,065,000 (13%) to $9,022,000 from $7,957,000 for the quarter ended
April 30, 1998. The Company's Year-2000 revenues declined by approximately $413,000 from $493,000 to $80,000 for the quarter ended April 30, 1999.
Increased revenues from other activities substantially exceeded the decline in Year-2000 revenues.

Data processing costs increased $564,000 to $6,097,000 (68% of revenues) during the current quarter compared with $5,533,000 (70% of revenues) in the prior year's quarter. Data processing costs increased as a result of higher sales.

Selling and promotion costs increased $400,000 to $634,000 (7% of revenues) during the current quarter compared with $234,000 (3% of revenues) in the prior year's quarter. The increase is principally attributable to additional sales staff.

General and administrative expenses decreased $377,000 to $1,035,000 from $1,412,000 and declined to 11% of revenues for the three months ended April 30, 1999 from 18% of revenues for the prior year's quarter. Certain savings achieved by the Company were offset by expenses related to the Enterprise Purchase and new offices in Charlotte, North Carolina and New Haven, Con-necticut. Amortization of intangibles acquired in connection with the Enterprise Purchase was $117,000 for the three months ended April 30, 1999.

The Company recorded net interest income of $57,000 in the current quarter compared with net interest income of $149,000 in the quarter ended April 30, 1999. The decrease of $92,000 reflects the reduction in cash and investment balances as a result of the Enterprise Purchase, the payment of taxes related to the sale of the Payroll Division, and the repayment of substantially all of the Company's long-term debt.

The Company recorded a 52% increase in income from continuing operations to $775,000 ($0.17 and $0.16 per share for basic and diluted shares, respectively) for the quarter ended April 30, 1999 compared with the $511,000 ($0.13 and $0.12 per share for basic and diluted shares, respectively) for the quarter ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended April 30, 1999, the Company used net cash in operating activities of approximately $416,000 primarily as a result of (a) an increase in accounts receivable of $1,414,000 and prepaid expenses of $515,000 and a decrease in accrued expenses of $838,000 offset by (b) $2,047,000 in income from operations before deductions for depreciation and amortization and an increase in accounts payable of $426,000.

In investing activities, the Company invested $4,176,000 for the Enterprise Purchase, and spent $2,397,000 for tax payments and other expenses related to the sale of the Payroll Division. In addition, the Company invested approxi-mately $353,000 in equipment, new software products, and other fixed assets and $391,000 in product development and enhancement. Finally, the Company realized $1,290,000 upon disposition of marketable securities.

In financing activities, the Company received $566,000, primarily generated from exercises of employee stock options and made $237,000 in payments on long-term debt. The Company currently has only $35,000 of remaining debt, all of which will be repaid within the next twelve months.

As of April 30, 1999, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately $5,276,000. The Company believes that its cash, other liquid assets, funds generated from operations, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements.


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

Phase Two - Inventory. The second phase entails an inventory of all hardware and software (including business and operational applications, operating systems, and third party products) that may be at risk, and identification of key third party businesses which might most significantly impact the Company if such third parties had Y2K failures. Phase Two has been completed.

Phase Three - Assessment. Once each at-risk application has been identified, it will be determined how critical the application is to client and business oper-ations and the potential impact of failure. Applications are classified as "critical", "important", or "non-critical". A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. Phase Three has been completed.

Phase Four - Strategy. For applications, this phase entails the assessment of each application system (Classification Two). The application's ability to perform in Y2K, estimated cost to make Y2K compliant, availability of replacement alternatives, and for applications used for clients, the total annual revenue and expenses, are evaluated. The assessment will result in a plan to upgrade the current application, migrate to a replacement Y2K-compliant application, or cease processing of an application that produces a marginal profit. Phase Four is 99% complete.

Phase Five - Remediation. The remediation phase involves creating project plans; acquiring necessary resources; implementing new hardware, software, and applications; and executing the strategies developed in Phase Four. Testing and certification is also included within this phase. For non-application systems (Classification One), Phase Five is approximately 85% completed. The delivery of Y2K-compliant products by third party vendors will have an effect on the final completion date. For application systems, (Classification Two), Phase Five is approximately 70% completed. For non-IT systems (Classification Three), Phase Five is approximately 80% completed. Testing for non-IT systems has been initiated; however, due to the Company's reliance on third party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The Company has initiated written and telephonic communications with key third party businesses. Communications with public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance, has been initiated.

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

Internal and external costs specifically associated with Y2K modifications for internal purposes are being expensed when incurred. Currently, the Company estimates that such costs will approximate $300,000, of which approximately $150,000 has been incurred through May 1999.


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

PART II - OTHER INFORMATION

ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27    Financial Data Schedule, filed electronically only.

(b)     Reports on Form 8-K:

        Form 8-K/A was filed on March 5, 1999 to provide financial statements and pro forma financial information relating to the acquisition of certain assets and the business of Enterprise Technology Group, Inc. on December 18, 1998.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                        /s/
June 14, 1999                       ------------------------------------
                                    Zach Lonstein
                                    Chief Executive Officer


                                        /s/
June 14, 1999                       -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer