Form 10QSB
period 1999-07-31
COMPUTER OUTSOURCING SERVICES INC
filed 1999-09-14
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1999
                        Commission file number: 0-20824



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

There were 4,737,915 shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 14, 1999.

Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                          July 31, 1999     October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
              ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $ 3,686,673         $ 9,403,006
  Marketable debt securities, at cost which
    approximates market value                 1,238,905           3,218,170
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $296,440 and $216,659                     6,249,834           4,452,117
  Prepaid current income taxes                  401,557                -
  Deferred income taxes - current               703,627             603,627
  Net assets held for sale                         -                229,289
  Prepaid expenses and other current assets   1,619,628           1,179,539
                                            -----------         -----------
                                             13,900,224          19,085,748
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   2,457,822           2,508,875
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,055,179           1,803,013
  Intangibles, net                            8,641,263           2,221,842
  Due from related parties, net                 131,430              89,313
  Deferred income taxes                         367,142             718,341
  Security deposits and other
    non-current assets                          558,961             521,404
                                            -----------         -----------
                                             11,753,975           5,353,913
                                            -----------         -----------
  TOTAL ASSETS                             $ 28,112,021        $ 26,948,536
                                            ===========         ===========














       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                          July 31, 1999     October 31, 1998
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $ 1,572,244         $ 1,029,406
  Current portion of long-term debt
    and capitalized lease obligations            27,069             260,277
  Income taxes payable                             -              2,468,747
  Current portion of accrued loss on
    office sublease                             251,653             365,495
  Accrued expenses                              981,268           2,000,355
  Customer deposits and other current
    liabilities                                 118,539             202,787
                                            -----------         -----------
                                              2,950,773           6,327,067
                                            -----------         -----------

OTHER LIABILITIES:
  Long-term debt and capitalized
    lease obligations                              -                 11,510
  Accrued loss on office sublease             1,622,152           2,016,606
  Deferred income from a non-competition,
    confidentiality, and conduct of
    business agreement                          640,000           1,000,000
                                            -----------         -----------
                                              2,262,152           3,028,116
                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued                  -                  -
  Common stock, $0.01 par value; 10,000,000
    shares authorized; shares issued and
    outstanding: 4,737,915 and 4,285,715         47,379              42,857
  Additional paid-in capital                 15,285,825          11,946,837
  Treasury stock at cost; 1,000 shares           (7,313)               -
  Retained earnings                           7,573,205           5,603,659
                                            -----------         -----------
                                             22,899,096          17,593,353
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 28,112,021        $ 26,948,536
                                            ===========         ===========




       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                 Nine Months ended         Three Months ended
                                     July 31,                    July 31,
                             ------------------------  ------------------------
                                 1999         1998         1999         1998
                             -----------  -----------  -----------  -----------

REVENUES                     $26,375,499  $22,751,227  $ 9,072,218  $ 7,617,026
                             -----------  -----------  -----------  -----------
COSTS and EXPENSES:
Data processing costs         17,680,781   14,819,111    6,016,716    5,027,780
Selling and promotion costs    1,959,569      992,652      674,180      358,466
General and
 administrative expenses       3,767,337    4,664,770    1,494,318    1,517,492
Interest income, net            (226,334)    (396,648)     (47,519)    (155,786)
                             -----------  -----------  -----------  -----------
                              23,181,353   20,079,885    8,137,695    6,747,952
                             -----------  -----------  -----------  -----------
Income from continuing
 operations before provision
 for income taxes              3,194,146    2,671,342      934,523      869,074
Provision for income taxes     1,224,600    1,097,846      298,200      297,076
                             -----------  -----------  -----------  -----------
Income from
 continuing operations         1,969,546    1,573,496      636,323      571,998
Loss from discontinued
 operation, net of income
 tax benefit of $76,034             -         (60,509)        -            -
Gain on sale of discontinued
 operation, net of income
 tax provision                      -       2,092,009         -         491,088

                             -----------  -----------  -----------  -----------

NET INCOME                   $ 1,969,546  $ 3,604,996  $   636,323  $ 1,063,086
                             ===========  ===========  ===========  ===========

















       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                               Nine Months ended         Three Months ended
                                     July 31,                 July 31,
                             ------------------------  ------------------------
                                 1999         1998         1999         1998
                             -----------  -----------  -----------  -----------

BASIC EARNINGS PER SHARE:
Income from
 continuing operations       $      0.43  $      0.40  $      0.13  $      0.14
Loss from
 discontinued operation             -           (0.02)        -            -
Gain on sale of
 discontinued operation             -            0.52         -            0.11
                             -----------  -----------  -----------  -----------
Net income per basic share   $      0.43  $      0.90  $      0.13  $      0.25
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         4,602,693    3,985,296    4,717,212    4,177,866
                             ===========  ===========  ===========  ===========

DILUTED EARNINGS PER SHARE:
Income from
 continuing operations       $      0.40  $      0.36  $      0.13  $      0.13
Loss from
 discontinued operation             -           (0.01)        -            -
Gain on sale of
 discontinued operation             -            0.48         -            0.10
                             -----------  -----------  -----------  -----------
Net income per diluted share $      0.40  $      0.83  $      0.13  $      0.23
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES and EQUIVALENTS
 OUTSTANDING                   4,927,278    4,360,804    5,026,681    4,571,900
                             ===========  ===========  ===========  ===========


















       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                               Nine Months ended July 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $ 1,969,546         $ 1,573,496

Adjustments to reconcile net income to cash
 (used in)/provided by operating activities:

  Depreciation and amortization               1,069,183             956,670
  Deferred income taxes                         251,199             (35,353)
  Decrease/(increase) in:
    Trade accounts receivable                (1,797,717)           (714,865)
    Prepaid expenses and other current
     assets                                    (440,089)           (369,889)
    Security deposits and other non-current
     assets                                      (2,311)            (48,992)
  Increase/(decrease) in:
    Accounts payable                            542,838            (162,218)
    Income taxes payable                       (674,290)            120,092
    Accrued expenses                         (1,040,010)            (36,198)
    Customer deposits and other current
     liabilities                                (84,248)            (78,295)
                                            -----------         -----------
       Net cash (used in)/provided by
        operating activities                   (205,899)          1,204,448
                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (474,320)         (1,227,425)
Disposal of equipment                              -                 14,960
Redemption of investments in marketable
  debt securities                             1,979,265                -
Proceeds from sale of the Payroll Division         -             13,650,000
Payment of expenses related to sale of the
  Payroll Division                             (337,078)         (1,795,898)
Payment of taxes on gain related to sale
  of the Payroll Division                    (2,196,014)               -
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")    (4,000,000)               -
Payment of expenses related to the
  Enterprise Purchase                          (293,701)               -
Payments received for assets held for sale       82,696                -
Increase in deferred software costs            (639,441)           (603,311)
                                            -----------         -----------
  Net cash (used in)/provided by
   investing activities                     $(5,878,593)        $10,038,326
                                            -----------         -----------
                             Continued on next page



       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited - Continued)
                                              Nine Months ended July 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and
  capital lease obligations                 $  (244,720)        $(2,097,235)
Repayments/(borrowings) by
related parties, net                            (42,117)            (47,218)
Purchases of treasury stock                      (7,313)               -
Proceeds from the exercises of stock
  options and warrants                          662,309           1,662,186
                                            -----------         -----------
   Net cash provided by/(used in) financing
    activities                                  368,159            (482,267)
                                            -----------         -----------
CASH FLOWS FROM DISCONTINUED OPERATION:
Loss from discontinued operation                   -                (60,509)
Adjustments to reconcile loss from
  discontinued operation to cash used
  in discontinued operation:
    Depreciation and amortization                  -                151,118
    Increase in net assets of discontinued
     operation                                     -               (307,813)
                                            -----------         -----------
    Net cash used in discontinued
     operation                                     -               (217,204)
                                            -----------         -----------
    Net (decrease)/increase in cash
      and equivalents                        (5,716,333)         10,543,303

    Cash and equivalents at the
      beginning of the period                 9,403,006             972,459
                                            -----------         -----------
    Cash and equivalents at the end
      of the period                         $ 3,686,673         $11,515,762
                                            ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                        $    22,922         $   110,622
                                            ===========         ===========
    Income taxes                            $ 3,815,968         $ 1,013,106
                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Note received for a portion of the sales
  price of the Payroll Division             $      -            $   750,000
                                            ===========         ===========
Stock issued for a portion of the
  Enterprise Purchase                       $ 2,681,201         $      -
                                            ===========         ===========


       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


               Common     Par      Paid in    Treasury   Retained
               Shares    Value     Capital      Stock    Earnings      Total
             ---------  -------  -----------  --------  ----------  -----------
Balance,
  October
  31, 1998   4,285,715  $42,857  $11,946,837      -     $5,603,659  $17,593,353

Stock
  issued
  for the
  Enterprise
  Purchase     300,000    3,000    2,678,201                          2,681,201

Exercises of
  stock
  options      152,200    1,522      660,077                            662,309

Purchase of
  treasury
  stock                                         (7,313)                  (7,313)

Net income                                               1,969,546    1,969,546
             ---------  -------  -----------  --------  ----------  -----------
Balance,
  July
  31, 1999   4,737,915  $47,379  $15,285,825   $(7,313) $7,573,205  $22,899,096
             =========  =======  ===========  ========  ==========  ===========

























       See Notes to Consolidated Interim Financial Statements (Unaudited)

             COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

The consolidated balance sheet as of July 31, 1999, and the consolidated statements of income and cash flows for the nine and three month periods ended July 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended July 31, 1999 and 1998 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes new rules for reporting comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. The Company did not have any "comprehensive income" within the scope of SFAS 130 during either of the three or nine month periods ended on July 31, 1999 or July 31, 1998.

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

Pursuant to the terms of the Sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA. The Company agreed to provide these services through December 31, 1999 for an initial payment of $500,000, a fixed monthly fee of $16,000 (plus a fixed amount for telephone line charges), and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities; (3) disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. The $1,440,000 is being amortized over the term of the
agreement.   The amortization of such income is included in income from continuing operations. Amortization was $360,000 and $320,000 for the nine month periods ended July 31, 1999 and 1998, respectively.

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

The Company used cash on hand for the payment of $4,000,000 at closing. The 300,000 shares of common stock had a value of $2,681,200 on the closing date. The Company also incurred costs of approximately $294,000 to complete the acquisition. The assets acquired consist predominately of intangibles associated with the business of providing information technology infrastructure management solutions to large companies and institutions.

In connection with the acquisition, Enterprise and its principal shareholders entered into non-competition and non-solicitation agreements with the Company.
A value of $50,000 was assigned to these agreements. The Company also recorded $6,856,629 in excess of cost over net assets acquired (goodwill). The goodwill is being amortized on a straight-line basis over 15 years, and the costs assigned to the agreements are being amortized over the terms of such agreements (approximately 61 months).

The following unaudited pro forma financial information shows the results of operations for the nine and three months ended July 31, 1999 and July 31, 1998 assuming the acquisition of certain assets and the business of Enterprise had occurred at the beginning of each period presented:
                                                            Three Months
                        Nine months ended July 31,         ended July 31,
                        --------------------------   --------------------------
                            1999           1998          1999           1998
                        -----------    -----------   -----------    -----------
Revenues                $26,826,000    $27,422,000   $ 9,072,000    $ 9,235,000
                        ===========    ===========   ===========    ===========
Income from continuing
  operations            $ 2,004,000    $ 1,996,000   $   636,000    $   991,000
Loss from discontinued
  operation                    -           (61,000)         -              -
Gain on sale of
  discontinued operation       -         2,092,000          -           491,000
                        -----------    -----------   -----------    -----------
Net income              $ 2,004,000    $ 4,027,000   $   636,000    $ 1,482,000
                        ===========    ===========   ===========    ===========
Basic earnings per share:
Income from continuing
  operations            $      0.43    $      0.45   $      0.13    $      0.22
Loss from discontinued
  operation                     -            (0.02)          -              -
Gain on sale of
  discontinued operation        -             0.47           -             0.11
                        -----------    -----------   -----------    -----------
Net income              $      0.43    $      0.90   $      0.13    $      0.33
                        ===========    ===========   ===========    ===========
Diluted earnings per share:
Income from continuing
  operations            $      0.40    $      0.41   $      0.13    $      0.22
Loss from discontinued
  operation                     -            (0.01)          -              -
Gain on sale of
  discontinued operation        -             0.43           -             0.10
                        -----------    -----------   -----------    -----------
Net income              $      0.40    $      0.83   $      0.13    $      0.32
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

5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensa-tion," the Company's pro forma income/(loss) and pro forma income/(loss) per common share for the nine months ended July 31, 1999 and 1998 would be as follows:
                                        1999                      1998
                              -----------------------   -----------------------
                              Historical    Pro Forma   Historical    Pro Forma
                              ----------   ----------   ----------   ----------
Income from continuing
  operations                  $1,970,000   $1,690,000   $1,573,000   $1,385,000

Loss from discontinued
  operation                         -            -         (61,000)     (61,000)

Gain on sale of
  discontinued operation            -            -       2,092,000    2,092,000
                              ----------   ----------   ----------   ----------
Net income                    $1,970,000   $1,690,000   $3,605,000   $3,416,000
                              ==========   ==========   ==========   ==========
Income/(loss) per diluted
  common share:

Income from continuing
  operations                  $     0.40   $     0.34   $     0.36    $    0.32

Loss from discontinued
  operation                          -            -          (0.01)       (0.01)

Gain on sale of
  discontinued operation             -            -           0.48         0.48
                              ----------   ----------   ----------   ----------
Net income                    $     0.40    $    0.34   $     0.83    $    0.79
                              ==========   ==========   ==========   ==========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the nine months ended July 31, 1999 and 1998 was $519,300 and $704,000, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: a risk-free interest rate of 5.71%; expected lives of between one-half and six years; and expected volatility of 49.5%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTH PERIODS ENDED July 31, 1999 and 1998

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

During the nine month period ended July 31, 1999, revenues from continuing operations increased $3,624,000 (16%) to $26,375,000 from $22,751,000 for the comparable period ended July 31, 1998. The Company's Year-2000 revenues declined by approximately $1,233,000 from $1,531,000 to $549,000 for the period ended July 31, 1999. Increased revenues from other activities substantially exceeded the decline in Year-2000 revenues.

Data processing costs increased $2,862,000 to $17,681,000 (67% of revenues) during the current period compared with $14,819,000 (65% of revenues) in the prior year's period. Data processing costs increased as a result of higher sales.

Selling and promotion costs increased $967,000 to $1,960,000 (7% of revenues) during the current period compared with $993,000 (4% of revenues) in the prior year's period. The increase is principally attributable to additional sales staff.

General and administrative expenses decreased $898,000 to $3,767,000 from $4,665,000, and declined to 14% of revenues for the nine months ended July 31, 1999 from 21% of revenues for the prior year's period. Certain savings achieved by the Company were offset by expenses related to the Enterprise Purchase and new offices in Charlotte, North Carolina and New Haven, Con-necticut. Amortization of intangibles acquired in connection with the Enterprise Purchase was $267,000 for the nine months ended July 31, 1999.

The Company recorded net interest income of $226,000 in the current nine month period compared with net interest income of $397,000 in the nine months ended July 31, 1998. The decrease of $171,000 reflects the reduction in cash and investment balances as a result of the Enterprise Purchase, the payment of taxes related to the sale of the Payroll Division, and the repayment of substantially all of the Company's long-term debt.

The Company recorded a 25% increase in income from continuing operations to $1,970,000 ($0.43 and $0.40 per share for basic and diluted shares, respec-tively) for the period ended July 31, 1999 compared with $1,573,000 ($0.40 and $0.36 per share for basic and diluted shares, respectively) for the period ended July 31, 1998.

RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED JULY 31, 1999 and 1998

During the quarter ended July 31, 1999, revenues from continuing operations increased $1,455,000 (19%) to $9,072,000 from $7,617,000 for the quarter ended
July 31, 1998. The Company's Year-2000 revenues declined by approximately $498,000 from $549,000 to $51,000 for the quarter ended July 31, 1999.
Increased revenues from other activities substantially exceeded the decline in Year-2000 revenues.

Data processing costs increased $989,000 to $6,017,000 (66% of revenues) during the current quarter compared with $5,028,000 (66% of revenues) in the prior year's quarter. Data processing costs increased as a result of higher sales.

Selling and promotion costs increased $316,000 to $674,000 (7% of revenues) during the current quarter compared with $358,000 (5% of revenues) in the prior year's quarter. The increase is principally attributable to additional sales staff.

General and administrative expenses decreased $23,000 to $1,494,000 from $1,517,000 and declined to 16% of revenues for the three months ended July 31, 1999 from 20% of revenues for the prior year's quarter. Certain savings achieved by the Company were offset by expenses related to the Enterprise Purchase and new offices in Charlotte, North Carolina and New Haven, Con-necticut. Amortization of intangibles acquired in connection with the Enterprise Purchase was $114,000 for the three months ended July 31, 1999.

The Company recorded net interest income of $48,000 in the current quarter compared with net interest income of $156,000 in the quarter ended July 31, 1998. The decrease of $108,000 reflects the reduction in cash and investment balances as a result of the Enterprise Purchase, the payment of taxes related to the sale of the Payroll Division, and the repayment of substantially all of the Company's long-term debt.

The Company recorded an 11% increase in income from continuing operations to $636,000 ($0.13 per share for both basic and diluted shares) for the quarter ended July 31, 1999 compared with $572,000 ($0.14 and $0.13 per share for basic and diluted shares, respectively) for the quarter ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended July 31, 1999, the Company used net cash in operating activities of approximately $206,000 primarily as a result of (a) an increase in accounts receivable of $1,798,000 and prepaid expenses of $440,000 and a decrease in accrued expenses and income taxes payable of $1,714,000 offset by (b) $3,290,000 in income from operations before deductions for depreciation, amortization and deferred income taxes and, an increase in accounts payable of $543,000.

In investing activities, the Company invested $4,294,000 for the Enterprise Purchase, and spent $2,533,000 for tax payments and other expenses related to the sale of the Payroll Division. In addition, the Company invested approxi-mately $474,000 in equipment, new software products, and other fixed assets and $639,000 in product development and enhancement. Finally, the Company realized $1,979,000 upon disposition of marketable securities.

In financing activities, the Company received $662,000, primarily generated from exercises of employee stock options and made $245,000 in payments on long-term debt. The Company currently has only $27,000 of remaining debt, all of which will be repaid within the next twelve months.

The Company is retooling a portion of its data center to provide colocation and web hosting services. The capital costs associated with this activity will be approximately $3,000,000.

As of July 31, 1999, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately $4,926,000. The Company believes that its cash, other liquid assets, funds generated from operations, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements.


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

Phase Five - Remediation. The remediation phase involves creating project plans; acquiring necessary resources; implementing new hardware, software, and applications; and executing the strategies developed in Phase Four. Testing and certification is also included within this phase. For non-application systems (Classification One), Phase Five is approximately 85% completed. The delivery of Y2K-compliant products by third party vendors will have an effect on the final completion date. For application systems, (Classification Two), Phase Five is approximately 75% completed. For non-IT systems (Classification Three), Phase Five is approximately 80% completed. Testing for non-IT systems has been initiated; however, due to the Company's reliance on third party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The Company has initiated written and telephonic communications with key third party businesses. Communications with public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance, has been initiated.

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

Internal and external costs specifically associated with Y2K modifications for internal purposes are being expensed when incurred. Currently, the Company estimates that such costs will approximate $300,000, of which approximately $200,000 has been incurred through August 1999.


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

PART II - OTHER INFORMATION


ITEM 4  - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on June 23, 1999, at which the following actions were taken:

        (1) The Stockholders of the Company approved a plan, previously adopted by the Board of Directors, to reincorporate the Company under the laws of Delaware. This action required the affirmative vote of at least 2/3 of all outstanding shares. The plan was approved by a vote of 3,251,054 (69%) in favor with 69,616 (1.5%) opposed and 11,175 abstained.

        (2) The six persons named in the table below were elected as Directors of the Company for the terms as shown, or until their respective successors are duly elected and qualified.

                                           Shares Voted       Shares
        Nominee                   Term     For Election      Withheld
        ---------------------    ------    ------------    ------------
        Zach Lonstein            3 yrs       4,361,620        21,375
        Robert B. Wallach        3 yrs       4,361,620        21,375
        John C. Platt            2 yrs       4,361,620        21,375
        Joseph Lynaugh           2 yrs       4,361,620        21,375
        Howard Waltman           1  yr       4,361,620        21,375
        Warren Ousley            1  yr       4,361,620        21,375

        (3) The Company's 1992 Stock Option and Stock Appreciation Rights Plan was amended to increase the number of shares for which options may be granted from 1,200,000 to 1,700,000, and to permit cashless exercises of options. The Stockholders approved this amendment by a vote of 3,073,293 in favor and 242,207 opposed with 16,350 shares abstaining



ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27    Financial Data Schedule, filed electronically only.

(b)     Reports on Form 8-K:

        None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.



                                               /s/
September 14, 1999                  ------------------------------------
                                    Zach Lonstein
                                    Chief Executive Officer


                                               /s/
September 14, 1999                  -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer