Form 10KSB
period 1999-10-31
COMPUTER OUTSOURCING SERVICES INC
filed 2000-02-02
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: October 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

For the fiscal year ended October 31, 1999, registrant's consolidated revenues from continuing operations were $34,264,966.

On January 20, 2000, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $99,686,000.

On January 20, 2000, 4,815,615 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

A schedule of Exhibits filed herewith or incorporated by reference appears in
Item 13 beginning on page 17.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     PART I

Item 1. Description of Business
        -----------------------

General

Computer Outsourcing Services, Inc. (together with its subsidiaries, the "Company"), was organized as a New York corporation in October 1984, and reincorporated in Delaware as of August 31, 1999. The Company delivers information technology services, data center outsourcing, infrastructure management consulting, and internet data center and colocation services. Its customers include commercial companies, institutions, and government agencies. The Company has grown through strategic acquisitions as well as business development.

The Company's core activity is providing infrastructure, systems and network outsourcing solutions to large- and medium-size enterprises. It provides data center outsourcing services in a customized environment and infrastructure management consulting service to a broad array of clients in a variety of industries. With the rapid growth of the Internet, the Company recently formed a subsidiary, Infocrossing, Inc., to meet the exploding requirements of enterprises to outsource their Internet activities into facilities that provide the highest degree of availability and security. The Company is providing colocation, professional and managed services to dot-com companies and other e-commerce enterprises. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses.

In December 1997, the Company consummated the sale (the "Sale") of four wholly-owned subsidiaries of the Company, together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $11,460,000, of which $10,710,000 was in cash and $750,000 was in the form of a note from the Buyer which was subsequently paid by Zurich. The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which was received in full in June 1998. The Company recognized a gain, net of tax, of approximately $1,700,000 in its fiscal year ended October 31, 1998, as a result of the Sale.

Pursuant to the terms of the Sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA.
The Company provided these services through December 31, 1999 for an initial payment of $500,000, and fixed and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities; (3) disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. Effective May 1999, Zurich and the Company amended the original agreement to provide that the Company's obligations under the original agreement would terminate on October 31, 1999. The $1,440,000 has been amortized over the term of the amended agreement. The amortization of such income is included in income from continuing operations.

The Computer Outsourcing Industry

The outsourcing of computer services, whereby a client company obtains all or part of its information processing requirements (including systems design, software management and hardware, network communications, training, maintenance, and support) from an information technology provider such as the Company, continues to be a growing trend. The Company believes that it is generally
10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

Outsourcing provides clients with the following benefits:

     - The refocus of personnel, financial and technological resources on core business and client-related activities;
     -    Access to highly skilled personnel and technology resources;
     -    Access to resources that support technological reengineering;
     - Access to experienced resources to perform selected information processing functions;
     -    Reduction of operating costs; and
     - Reduction of future investment in infrastructure not directly related to the core business activity.

Business Strategy

The Company's objective is to provide a comprehensive computer outsourcing alternative to meet all or part of its clients' information technology requirements. The Company's strategy includes the following key elements:

    Data Center Outsourcing Services

    The Company's Data Center Outsourcing Services allow clients to process and manage core business applications. The Company provides skilled personnel, secure processing environments, high service levels and state of the art and emerging technologies to meet client information processing requirements. Clients utilize the Company's services in order to focus on their core business and customer related activities while significantly reducing their operating costs. The Company has developed industry specific experience in markets which include publishing, financial services, apparel, consumer products, and healthcare. Its clients in these markets rely on the Company to combine its in-depth industry knowledge with information technology solutions that meet their business objectives and information processing requirements.

    Typically, the Company enters into contracts with clients providing for automatic renewal unless prior written notice is given. The contracts have varying terms typically ranging from one to five years. The rates for the Company's services vary according to factors such as the volume and types of services used by a particular client. In some instances, a client may terminate a contract early by paying a penalty. In 1997, for example, the Company received notice from its largest publishing client that it was exercising an option to cancel during fiscal 1999 by paying a cash penalty. Substantially all processing ended for this client in 1999.

      Internet Data Center Services

      The Company retooled a portion of its state-of-the-art data center into an Internet Data Center from which the Company will offer colocation, systems, and network management services to enterprises with mission-critical Internet requirements. Infrastructure hosting for Internet-dependent enterprises demands many of the same skills, procedures, and physical requirements for mainframe and midrange environments. With the rapid growth of the Internet and Internet-dependent enterprises, the Company plans to develop multiple Internet Data Centers to maximize the likelihood of uninterrupted access to the worldwide web. For technological and business reasons, 'dot.com' companies require multiple locations for their dedicated hardware to ensure continuous and efficient accessibility by users of the worldwide web. Accordingly, it is anticipated that many clients will choose to colocate dedicated hardware in several Internet Data Centers.

      Computer Facilities Management Services

      The Company provides Computer Facilities Management Services either at its state-of-the-art data center or at a client's location for medium and large enterprises that outsource all or part of their Information Processing functions. These services include the Company's core Information Processing and Communications/Network Management Services which operate 24 hours per day, each day of the year. Such services are provided from a secure environment with critical back-up and safeguard systems.

      Enterprise Infrastructure Management Consulting

      The Company's principal expertise is analyzing data center operations to maximize operating performance and to minimize operating costs. Consulting services include hardware selection; automation; disaster recovery planning; systems management; storage management; and performance reporting. The Company concentrates on aligning a client's information systems with such client's business focus to strengthen the client's technology infrastructure to enable it to increase its competitiveness and business opportunities.

      After performing analytical studies to identify areas of improvement, the Company's professionals develop a transformation plan, manage the implementation process, and monitor the results.

      Electronic Data Interchange ("EDI")

      The Company has developed an EDI subsystem that allows a vendor to receive orders and floor selling information from a retailer electronically; transmit invoices to a retailer electronically; maintain an electronic product catalog accessible to a retailer; provide reports and on-line inquiry into orders and shipments, along with comprehensive floor selling reports; and generate automated Advance Ship Notices. The Company's EDI subsystem allows a small vendor or importer to conform to the EDI requirements of various large retailers and to continue as an approved vendor of those retailers without having to acquire its own data processing and interchange capability.

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

Customer Service and Support

The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to client needs, which the Company believes generally exceeds industry standards. Because of its attention to customer service, the Company's client relationships have tended to be long-term with very low turnover, generating recurring and predictable revenues.

Marketing and Sales

The Company currently targets its principal marketing efforts to large and medium-size companies or divisions of large companies in industries such as financial services, publishing, apparel, and health care. No single client is responsible for 10% or more of the Company's revenue.

Initial contact is made by a variety of methods, including seminars, mailings, telemarketing, referrals, and attendance at industry conventions and trade shows. The Company's sales representatives and marketing support staff analyze clients' requirements and prepare product demonstrations. In addition to internal marketing efforts, the Company has formed strategic alliances to generate additional sales. The Company also entered into agreements with certain enterprises and individuals that would be entitled to receive compensation for their assistance in procuring sales.

Product Development

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. The Company is committed to maintaining its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop products characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and in limited instances by outside consultants.

Competition

Although the Company is not aware of other companies which provide as wide a range of services and customer support as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computer service companies and divisions of diversified enterprises, as well as the ability of existing and potential clients to install and operate their own computer equipment. The Company knows of no reliable statistic by which it can determine the number of competitors. Among the best known of the Company's competitors are Affiliated Computer Services, Inc., Computer Sciences Corp., Exodus Communications, Inc. Electronic Data Systems Corporation, Globix Corp., IBM Corporation, and Level 3 Communications, Inc.

Aside from such major companies, the outsourcing service industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.

Technological Changes

Although the Company is not aware of any pending or prospective technological changes that would adversely affect its business, new developments in technology could have a material adverse effect on the development or sale of some or all of the Company's services or could render its services noncompetitive or obsolete. There can be no assurance that the Company will be able to develop or acquire new and improved services or systems which may be required in order for it to remain competitive. The Company believes, however, that technological changes do not present a material risk to the Company's business because the Company expects to be able to adapt to and acquire any new technology more easily than its existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients which might otherwise choose to maintain in-house systems rather than use the Company's services, thus potentially creating selling opportunities for the Company.

Intellectual Property Matters

The Company's systems and processes are not protected by patents or any registered copyrights, trademarks, trade names, or service marks. To protect its proprietary services and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. In spite of the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

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

Compliance with Environmental Laws

The Company has incurred no significant expense in its compliance with Federal, state and local environmental laws.

Employees

As of October 31, 1999, the Company had 292 full-time and 48 part-time employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking such organization. The Company considers its relationship with its employees to be satisfactory.

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


Item 2.  Description of Property
         -----------------------

The Company leases a facility of approximately 67,000 square feet in Leonia, NJ for its headquarters and data center. The lease expires on December 31, 2014.

The Company leases office space of approximately 37,200 square feet in a New York City building where the Company has maintained a location since 1985. A primary lease with the landlord covers 31,500 square feet and a sublease covers the balance of 5,700 square feet. The primary lease expires on December 31, 2008, and the sublease expires on December 31, 2009. The Company has subleased the space subject to the primary lease under an agreement expiring on December 30, 2008, a day before the expiration of the primary lease. Currently, the Company primarily utilizes the remainder of the New York space for data conversion operations.

The Company also leases 24,210 square feet of data conversion and office space as follows:

            Location         Square Feet  Lease Expiration Date
            --------------   -----------  ---------------------

            Charlotte, NC      11,510       January 31, 2002
            Aberdeen, NJ        5,700          June 30, 2000
            Secaucus, NJ        3,950     September 30, 2001
            New Haven, CT       2,000       February 1, 2000
            Glendale, CA        1,050          June 30, 2003

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


Item 3.  Legal Proceedings
         -----------------
None.


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

                                                                   BID
                                                            -----------------
                                                             High        Low
                                                            ------      -----
   For the year ended October 31, 1998:

   1st Quarter (November 1, 1997 - January 31, 1998)        10.875      7.250
   2nd Quarter (February 1, 1998 - April 30, 1998)          12.125      7.500
   3rd Quarter (May 1, 1998 - July 31, 1998)                11.250      8.250
   4th Quarter (August 1, 1998 - October 31, 1998)          10.938      7.250

   For the year ended October 31, 1999:

   1st Quarter (November 1, 1998 - January 31, 1999)        16.000      8.750
   2nd Quarter (February 1, 1999 - April 30, 1999)          12.125      7.000
   3rd Quarter (May 1, 1999 - July 31, 1999)                12.250      8.500
   4th Quarter (August 1, 1999 - October 31, 1999)          10.750      7.125

The closing price of the Company's common stock on NASDAQ-NMS on January 20, 2000 was $34.00 per share. The Company has approximately 125 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name."

The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain earnings to finance growth.

During the three years ended October 31, 1999, the Company sold or issued its common stock, exempt from registration as private placements pursuant to Section 4(2) of the Securities Act of 1933, as shown in the following table.

                                                                     AMOUNT OF
                     NUMBER OF                                     CASH OR OTHER
                      COMMON    TRANSACTION    EXPLANATION OF THE  CONSIDERATION
TO WHOM ISSUED        SHARES      DATE(S)         TRANSACTION         RECEIVED

NON-CASH ISSUANCES:

Holder of a           40,000        Two        Exercises by means
 pre-IPO non-                    exercises      of offsets against
 qualified                        in 2/97       amounts due the
 option                           and 3/97      optionholder       $   157,894

Outside counsel       22,000        9/97       Issuance as payment
                                                for legal services
                                                rendered           $    89,375

Seller of assets      20,000        9/98        Settlement of
 to the Company                                  a portion of
                                                 consideration as
                                                 called for in the
                                                 Agreement         $   180,000

Seller of assets     300,000       12/98       Settlement of a
 to the Company                                  portion of
                                                 consideration as
                                                 called for in the
                                                 Agreement         $ 2,677,500
ISSUANCES FOR CASH:

Holder of a pre-IPO  100,000        5/98        Exercise of the
non-qualified                                    option for cash
option                                                             $     1,000

Underwriter(s)        66,725       Five         Exercises of
for the                          exercises       Warrants given
Company's IPO                     between        in connection
                                1/98 and 2/98    with the IPO      $   420,368

A consultant to       75,240        3/98         Exercise of
the Company                                       Warrants given
                                                  in connection
                                                  with a consulting
                                                  agreement        $   407,500

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

Results of Operations

Fiscal Year 1999 as Compared to Fiscal Year 1998

On December 19, 1997, the Company sold the four subsidiaries comprising the Payroll Division at a gain of approximately $1,700,000, net of income taxes ($0.38 per diluted share). The following discussions focus on continuing operations.

On December 18, 1998, the Company acquired certain assets and the business of Enterprise Technology Group, Inc. (the "Enterprise Purchase"). Enterprise Technology Group provided information technology consulting services with a focus on infrastructure management solutions.

For the year ended October 31, 1999, revenues increased $3,862,000 (12.7%) to $34,265,000 from $30,403,000 recorded in the year ended October 31, 1998.The Company's Year-2000 consulting revenues declined by approximately $1,665,000 from $1,972,000 for fiscal year 1998 to $307,000 for fiscal year 1999. Revenue from a covenant not to compete was $1,000,000 in fiscal 1999 versus $440,000 for fiscal 1998 as a result in an amendment to the non-compete agreement. Increased revenues from other activities substantially exceeded the decline in Year-2000 consulting revenues.

Data processing costs increased $3,651,000 to $23,633,000 (69.0% of revenues) during the current year, compared to $19,981,000 (65.7% of revenues) in the prior year. Data processing costs rose as a result of higher sales and upgrades in the Company's data center.

Selling and promotion costs increased $867,000 to $2,056,000, (6.0% of revenues) during the current year compared to $1,189,000 (3.9% of revenues) in the prior year. The increase is attributable to additional sales staff and increased marketing initiatives.

General and administrative expenses increased $147,000 to $6,154,000 (18.0% of revenues) in the current year as compared to $6,007,000 (19.8% of revenues) in the prior year. Certain savings achieved by the Company were offset by expenses related to the Enterprise Purchase and to the new offices in Charlotte, North Carolina and New Haven, Connecticut.

Net interest income exceeded expense by $286,000 in fiscal 1999, and by $548,000 in fiscal 1998. The decrease in net interest income of $262,000 resulted from lower cash balances after the Enterprise Purchase and the payment of income taxes and costs related to the Sale of the Payroll Division.

The effective tax rate on income from continuing operations rose to 38.6% for fiscal 1999 from 30% for fiscal 1998. The rate was lower in fiscal 1998 in part because of tax credits that were utilized in such year.

After the provision for income taxes, the Company recorded a 54% increase in income from continuing operations, from $1,079,000 ($0.24 per diluted share) for the year ended October 31, 1998, to $1,661,000 ($0.34 per diluted share) for the year ended October 31, 1999.

Fiscal Year 1998 as Compared to Fiscal Year 1997

For the year ended October 31, 1998, revenues increased $6,007,000 (24.6%) to $30,403,000 from $24,396,000 recorded in the year ended October 31, 1997. This increase resulted primarily from new contracts at higher levels than previously experienced.

Data processing costs increased $2,909,000 to $19,981,000 (65.7% of revenues) during fiscal 1998, compared to $17,072,000 (70.0% of revenues) in fiscal 1997. The dollar increase is associated with greater sales volume. As a percentage of revenues, however, data processing costs declined significantly, reflecting a more efficient utilization of resources due to the consolidation of operations.

Selling and promotion costs decreased $77,000 to $1,189,000, (3.9% of revenues) during fiscal 1998 compared to $1,266,000 (5.2% of revenues) in the prior year. As a percentage of revenues, however, selling and promotion costs declined in fiscal 1998 because of efficiencies of scale.

General and administrative expenses increased $1,384,000 to $6,007,000 (19.8% of revenues)in fiscal 1998 as compared to $4,623,000 (18.9% of revenues) in the prior year. At the end of fiscal 1997, the Company moved its New Jersey operations into a larger facility. During 1998, the Company consolidated computer and customer service operations into the new facility. The rise in expenses is principally due to increased rent and utilities for the new facility, as well as approximately $140,000 in moving costs.

In continuing operations, the Company recorded a loss of $2,237,000 in 1998 from subletting substantially all of its office space in New York City. This one-time charge equals the undiscounted, out-of-pocket rent expense, net of sublease income, which will continue to be paid over the 10-year term of the sublease. In addition, the amount includes direct subleasing costs as well as the write-off of leasehold improvements associated with the subleased space. The total loss was $3,022,000, however, since the sale of the Payroll Division permitted the Company to reduce substantially its New York City space requirements, approximately 26% of the loss, or $786,000, was charged against the gain on the sale of the Payroll Division. Subletting the space permitted the Company to complete the consolidation of its operations in its Leonia, New Jersey facility. The consolidation will allow the Company to operate more efficiently and reduce future occupancy and other operating costs by approximately $720,000 in fiscal 1999. Although sublease receipts will be less than disbursements in future periods, the expense associated therewith will be charged against the accrual created by recording the sublease loss in 1998. The sublease loss, net of income tax benefit, resulted in a reduction of approximately $0.28 per share in diluted earnings from continuing operations and $0.11 per share on the gain from the sale of the Payroll Division.

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

The effective tax rate on income from continuing operations for fiscal 1998 was 30%, primarily as a result of research and development tax credits.

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


Liquidity and Capital Resources

During the year ended October 31, 1999, the Company used net cash of $64,000 in continuing operations.

The Company's investing activities used $5,417,000, including $4,284,000 for the Enterprise Purchase and related costs. The Company also invested $1,848,000 for the purchase of equipment, new software products, and other fixed assets and $905,000 for product development and enhancement. In financing activities, the Company used $253,000 to repay long-term debt and capital leases and received $666,000 generated from exercises of employee stock options.

At the end of the second quarter of fiscal 1999, the Company began construction of an Internet Data Center within its Leonia facility. A major portion of this construction is represented by a contract aggregating approximately $2,788,000. This construction is expected to be finished in the Company's first fiscal quarter. As of October 31, 1999, there were payments of approximately $1,733,000 remaining to be made on this contract.

In October 1999, the Company signed an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this agreement, payable upon demand, will accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate will be fixed during the period corresponding to the particular LIBOR rate selected. The line of credit has no fixed term. The line is secured by a first lien on accounts receivable and certain general intangibles.

As of October 31, 1999, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately $3,264,000. The Company believes that the combination of its cash and other liquid assets, potential future operating cash flow, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to build a total of twenty Internet Data Centers in the United States and abroad. The Company would require external financing to effect such a plan.


Other Matters

Certain of the Company's computer systems have needed to be reprogrammed to correct what is known as the Year 2000 Problem ("Y2K"). This is a condition whereby a program does not properly interpret a two-digit year, reading "00" as 1900 rather than 2000. As a result, if not corrected, nearly all computer systems, except for the most recent software and hardware versions, may produce computing errors or fail to function after December 31, 1999.

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

In 1998, the Company appointed a senior officer, reporting directly to the President, as the Y2K Compliance Coordinator. He has worked closely with the operations managers, senior management, and the Company's vendors.

During the month of December 1999, the Company completed Y2K remediation on the three classification groups as previously designated by the Company. Classification One included the computer and communications hardware and non-
application software programs the Company obtains from vendors.   Classification
Two included the Company's applications used to service clients and internal
users.   Classification three included all non-direct computer (Non-IT)
associated items such as elevators, phone systems, security access, as well as services provided by non-computer related vendors such as utility companies.

A corporate contingency plan was also developed in the event serious Y2K
failures were encountered.   The plan was put into effect the last week of
December.   Major actions taken included:

      1) Ordering and delivery of additional supplies to counter the possible effect of Y2K related delivery problems during the first two weeks of January.
      2) Implementing plans for the processing of critical and other IT systems before, during and immediately after January 1, 2000.
      3) Creating Technical Response Support teams to be on site and on call during the first week of the New Year.
      4) Re-testing of all hardware, software and communications components immediately after the start of the New Year.

The Company did not encounter any significant problems upon the rollover to the
new Millennium.   The problems that were encountered were few and minor in
nature, and were resolved quickly with minimal or no impact on the Company's ability to service the clients. At present, approximately 80% of the Company's IT applications (Classification Two) have been successfully processed in the year 2000.

The remaining 20% consists of monthly applications relating to January 2000 that will be processed during the first two weeks of February. The Company does not anticipate any significant Y2K problems with the remaining applications.

Internal and external costs specifically associated with Y2K modifications for
computer software used for internal purposes was expensed as it occurred.   The
final cost for this activity totaled approximately $300,000.


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


New Financial Accounting Standards

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

Item 7. Financial Statements
        --------------------

The Financial Statements and Notes thereto are set forth beginning at page 21 of this Report.


Item 8. Changes In and Disagreements with
        Accountants on Accounting and Financial Disclosure
        --------------------------------------------------

None


                                    PART III

Item 9.  Directors and Executive Officers
         Compliance with Section 16(a) of the Securities Exchange Act
         ------------------------------------------------------------
Item 10. Executive Compensation
         ----------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

The foregoing four Items of Part III are incorporated by reference to the Company's definitive Proxy Statement in connection with it Annual Meeting of Stockholders, to be filed no later than February 28, 2000.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

 (a) The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-53888NY).

     Exhibit No.    Description

          3.1       Restated Certificate of Incorporation

          3.2       Amended and Restated By-Laws

         10.1 * Option Agreement dated May 10, 1990 between the Company, Zach Lonstein ("Lonstein"), and Stanley Berger ("Berger").

         10.2 * Option Agreement dated June 15, 1990 between the Company and Lonstein and Annex to Option Agreement, and Letter Agreement dated December 11, 1992 amending the Option Agreement.

         10.3 Employment Agreement dated as of January 1, 1995 between the Company and Lonstein, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

         10.4 Employment Agreement dated as of December 18, 1998 between the COSI Acquisition Corp ("ETG") and Warren E. Ousley, incorporated by reference to a Form 8K filed January 14, 1999.

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

         10.6A * Lease dated January 14, 1991 between the Company and G-H-G Realty Company.

         10.6B Agreement of Sublease between the Company as Sublessor and RSL Com USA, Inc. as Subtenant, dated as of July 31, 1998, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

         10.7 Agreement of Sublease between NMU Pension Plans as Sublandlord, and the Company as Subtenant, dated as of September 21, 1998, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

     Exhibit No.    Description

         10.8A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

         10.8B First Amendment of Lease between Leonia Associates, LLC and the Company, dated January 16, 1998, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

         10.8C Second Amendment of Lease between Leonia Associates, LLC and the Company, dated as of September 9, 1999.

         10.9A 1992 Stock Option and Stock Appreciation Rights Plan, as amended, (the "Plan") incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

         10.9B Amendment to the Plan as approved by the Company's Shareholders, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held June 23, 1999

         10.10 Agreement of Sale between the Company, Zurich Payroll Solutions, Ltd, Daton, NEDS, ACA, and Pay USA of New Jersey, Inc., dated December 19, 1997, incorporated by reference to a Current Report on Form 8-K filed by the Company on January 5, 1998, and amended January 23, 1998.

         10.11 Payroll Services Conversion Agreement between the Company and ADP, Inc., incorporated by reference to the Company's Annual Report on Form 1KSB for the year ended October 31, 1998.

         10.12 Asset Purchase Agreement dated as of December 16, 1998, by and among the Company, COSI Acquisition Corp, EnterPrise Technology Group, Inc.("Enterprise"), and certain stock-holders of Enterprise, incorporated by reference to a Current Report on Form 8-K filed by the Company on January 4, 1999.

         10.13 Non-Competition and Non Solicitation Agreements dated as of December 18, 1998 between COSI Acquisition Corp ("ETG")and Enterprise, between ETG and Warren E. Ousley, and between ETG and M. Peter Miller, incorporated by reference to a Current Report on Form 8-K filed by the Company on January 4, 1999.

         10.14 Credit and Security Agreement by and between the Company and Fleet Bank, National Association dated October 29,1999 in respect of a $5,000,000 Secured Committed Line of Credit Note

     Exhibit No.    Description

         21         List of Subsidiaries of the Company

         23         Consent of Ernst & Young LLP

         27         Financial Data Schedule - included in EDGAR filing only.


 (b) Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPUTER OUTSOURCING SERVICES, INC.

January 28, 2000                   /s/ Zach Lonstein
                                   ---------------------------------------------
                                   Zach Lonstein - Chief Executive Officer

January 28, 2000                   /s/ Nicholas J. Letizia
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2000                   /s/ Zach Lonstein
                                   --------------------------------------------
                                   Zach Lonstein - Chairman of the Board of
                                   Directors

January 28, 2000                   /s/ Robert B. Wallach
                                   --------------------------------------------
                                   Robert B. Wallach - Director

January 28, 2000                   /s/ John C. Platt
                                   --------------------------------------------
                                   John C. Platt - Director

January 28, 2000                   /s/ Warren Ousley
                                   --------------------------------------------
                                   Warren Ousley - Director

January 28, 2000                   /s/ Howard Waltman
                                   --------------------------------------------
                                   Howard Waltman - Director

January 28, 2000                   /s/ Joseph Lynaugh
                                   --------------------------------------------
                                   Joseph Lynaugh - Director

January 28, 2000                   /s/ Peter J. DaPuzzo
                                   --------------------------------------------
                                   Peter J. DaPuzzo - Director

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page No.
                                                                    -------

  Report of Independent Auditors                                       22

  Consolidated Balance Sheets -
     October 31, 1999 and 1998                                         23

  Consolidated Statements of Income -
     Years ended October 31, 1999 and 1998                             25

  Consolidated Statements of Cash Flows -
     Years ended October 31, 1999 and 1998                             26

  Consolidated Statements of Stockholders' Equity -
     Years ended October 31, 1999 and 1998                             28

  Notes to Consolidated Financial Statements                           29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Computer Outsourcing Services, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Computer Outsourcing Services, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Outsourcing Services, Inc. and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG, LLP
----------------------------
ERNST & YOUNG, LLP

New York, New York
December 28, 1999

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                              OCTOBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------

                     ASSETS

CURRENT ASSETS:

   Cash and equivalents                               $ 1,590,223   $ 9,403,006
    Marketable debt securities, at cost which
       approximates market value                        1,673,441     3,218,170
   Trade accounts receivable, net of allowance for
       doubtful accounts of $350,939 and $216,659       6,010,366     4,452,117
   Prepaid income taxes                                   961,196          -
   Deferred income taxes - current                        591,178       603,627
   Net assets held for sale                                  -          229,289
   Prepaid license fees                                   915,935       541,397
   Prepaid expenses and other current assets              587,264       638,142
                                                      -----------   -----------
                                                       12,329,603    19,085,748
                                                      -----------   -----------


PROPERTY and EQUIPMENT, net                             3,638,993     2,508,875
                                                      -----------   -----------

OTHER ASSETS:

   Deferred software, net                               2,223,823     1,803,013
   Intangibles, net                                     8,484,564     2,221,842
   Due from related parties, net                          132,314        89,313
   Deferred income taxes                                  235,986       718,341
   Security deposits and other non-current assets         508,800       521,404
                                                      -----------   -----------
                                                       11,585,487     5,353,913
                                                      -----------   -----------

   TOTAL ASSETS                                       $27,554,083   $26,948,536
                                                      ===========   ===========


                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                   $ 1,237,479   $ 1,029,406
   Current portion of long-term debt and
      capitalized lease obligations                        19,017       260,277
   Income taxes payable                                      -        2,468,747
   Current portion of accrued loss on office sublease     256,429       365,495
   Accrued expenses                                     1,514,514     2,000,355
   Customer deposits and other current liabilities        137,208       202,787
                                                      -----------   -----------
                                                        3,164,647     6,327,067
                                                      -----------   -----------
LONG-TERM LIABILITIES:

   Long-term debt and capitalized lease obligations          -           11,510
   Accrued loss on office sublease                      1,564,592     2,016,606
   Deferred income from a non-competition,
      confidentiality, and conduct of
      business agreement                                     -        1,000,000
                                                      -----------   -----------
                                                        1,564,592     3,028,116
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:

   Preferred stock, $0.01 par value; 1,000,000
      shares authorized, none issued                         -             -
   Common stock, $0.01 par value; 10,000,000
      shares authorized; shares issued 4,737,915
      and 4,285,715 in 1999 and 1998, respectively         47,379        42,857
   Additional paid-in capital                          15,519,826    11,946,837
   Retained earnings                                    7,264,952     5,603,659
                                                      -----------   -----------
                                                       22,832,157    17,593,353
   Less 1,000 shares of common stock held in
      treasury, at cost                                    (7,313)         -
                                                      -----------   -----------
                                                       22,824,844    17,593,353
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $27,554,083   $26,948,536
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------

REVENUES                                              $34,264,966   $30,403,381
                                                      -----------   -----------
COSTS and EXPENSES:
   Data processing costs                               23,632,609    19,981,231
   Selling and promotion costs                          2,056,260     1,189,424
   General and administrative costs                     6,154,404     6,007,071
   One-time charge for loss on office sublease               -        2,236,583
   Interest income, net                                  (285,973)     (547,499)
                                                      -----------   -----------
                                                       31,557,300    28,866,810
                                                      -----------   -----------
Income from continuing operations
  before provision for income taxes                     2,707,666     1,536,571
Provision for income taxes                              1,046,373       457,621
                                                      -----------   -----------
Income from continuing operations                       1,661,293     1,078,950
Loss on discontinued operation, net of income
  tax benefit of $60,079                                     -          (76,464)
Gain on sale of discontinued operation, net of
  income tax provision of $1,399,569                         -        1,696,160
                                                      -----------   -----------
NET INCOME                                            $ 1,661,293   $ 2,698,646
                                                      ===========   ===========

BASIC EARNINGS PER SHARE:
Income from continuing operations                     $      0.36   $      0.27
Loss from discontinued operation                              -           (0.02)
Gain on sale of discontinued operation                        -            0.42
                                                      -----------   -----------
Net income                                            $      0.36   $      0.67
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    4,636,525     4,058,376
                                                      ===========   ===========
DILUTED EARNINGS PER SHARE:
Income from continuing operations                     $      0.34   $      0.24
Loss from discontinued operation                              -           (0.01)
Gain on sale of discontinued operation                        -            0.38
                                                      -----------   -----------
Net income                                            $      0.34   $      0.61
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    4,950,050     4,427,921
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                     $ 1,661,293   $ 1,078,950
Adjustments to reconcile net income to cash
   provided by/(used in) operating activities:
   Depreciation and amortization                        1,893,081     1,707,072
   Income from a non-competition,
      confidentiality, and conduct of business
      agreement                                        (1,000,000)     (440,000)
   Accrued loss on office sublease                           -        2,236,581
   Deferred income taxes                                  494,804    (1,962,378)
   Decrease/(increase) in:
     Trade accounts receivable                         (1,558,248)     (461,488)
     Prepaid expenses and other current assets           (323,660)       44,220
     Security deposits and other noncurrent
      assets                                               45,410       (51,505)
   Increase/(decrease) in:
     Accounts payable                                     208,073      (217,110)
     Income taxes payable                                (999,929)    1,276,429
     Accrued expenses                                      (3,568)     (213,383)
     Payments on accrued loss on office sublease         (415,200)     (330,492)
     Customer deposits and other current
      liabilities                                         (65,579)      (28,912)
                                                      -----------   -----------
       Net cash (used in)/provided by
          operating activities                            (63,523)    2,637,984
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                     (1,848,267)   (1,500,680)
Disposal of equipment                                        -           14,960
Redemptions/(Purchases) of investments in
 marketable debt securities                             1,544,729   (3,218,170)
Proceeds from sale of the Payroll Division                   -       14,400,000
Amounts received from buyer for assets
 held for sale                                             82,695        25,000
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")              (4,000,000)         -
Payment of expenses related to the
  Enterprise Purchase                                    (283,701)         -
Purchase of treasury stock                                 (7,313)         -
Increase in deferred software costs                      (905,070)     (892,010)
                                                      -----------   -----------
       Net cash (used in)/provided by
        investing activities                          $(5,416,927)  $ 8,829,100
                                                      -----------   -----------
                             Continued on next page

                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (CONTINUED)
                                                       YEARS ENDED OCTOBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and
 capitalized leases                                   $  (252,770)  $(2,320,780)
(Advances to)/repayments by related
 parties, net                                             (43,001)       86,982
Exercises of stock options and warrants                   666,011     1,725,055
                                                      -----------   -----------
     Net cash provided by/(used in)
      financing activities                                370,240      (508,743)
                                                      -----------   -----------
     Net cash (used in)/provided
      by continuing operations                         (5,110,210)   10,958,341
                                                      -----------   -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS:

Loss from discontinued operations                            -          (76,464)
Adjustments to reconcile loss from discontinued
 operations to cash used in discontinued operations:
   Depreciation and amortization                             -          151,118
   Increase in net assets of discontinued
    operations                                               -         (246,961)
Payment of taxes and other expenses related
 to sale of the Payroll Division                       (2,556,693)   (2,239,367)
Payments on portion of accrued loss on office
 sublease relating to discontinued operation             (145,880)     (116,120)
                                                      -----------   -----------
     Net cash used in discontinued operations          (2,702,573)   (2,527,794)
                                                      -----------   -----------
     Net (decrease)/increase in cash and equivalents   (7,812,783)    8,430,547
     Cash and equivalents, beginning of the year        9,403,006       972,459
                                                      -----------   -----------
     Cash and equivalents, end of the year            $ 1,590,223   $ 9,403,006
                                                      ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                                   $    23,270   $   129,635
                                                      ===========   ===========
   Income taxes                                       $ 3,917,926   $ 1,092,061
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 ACTIVITIES:
Common stock issued for the purchase of software      $      -      $   180,000
                                                      ===========   ===========
Common stock issued for the Enterprise Purchase       $ 2,677,500   $      -
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
Tax benefit associated with the exercise of
 non-qualified options                                $   234,000   $   450,593
                                                      ===========   ===========
                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Additional
               Common     Par       Paid in    Retained   Treasury
               Shares    Value      Capital    Earnings    Stock       Total
             ------------------------------------------------------------------
Balances,
 October
 31, 1997    3,826,102  $38,261   $9,595,789  $2,905,013     -      $12,539,063

Stock issued
 to purchase
 assets         20,000      200      179,800                            180,000

Exercises of
 stock options
 and warrants  439,613    4,396    1,720,659                          1,725,055

Tax benefit
 associated
 with the
 exercise of
 nonqualified
 options                             450,589                            450,589

Net income                                     2,698,646              2,698,646
             ------------------------------------------------------------------
Balances,
 October
 31, 1998    4,285,715  $42,857  $11,946,837  $5,603,659     -      $17,593,353

Stock issued
 for the
 Enterprise
 Purchase      300,000    3,000    2,674,500                          2,677,500

Exercises
 of stock
 options       152,200    1,522      664,489                            666,011

Purchased
 1,000 shares
 for treasury,
 at cost                                                   (7,313)       (7,313)

Tax benefit
 associated
 with the
 exercise of
 nonqualified
 options                             234,000                            234,000

Net income                                     1,661,293              1,661,293
             ------------------------------------------------------------------
Balances,
 October 31,
 1999        4,737,915  $47,379  $15,519,826  $7,264,952  $(7,313)  $22,824,844
             ==================================================================
                 See Notes to Consolidated Financial Statements

              COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Business and Significant Accounting Policies

Business - Computer Outsourcing Services, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide information technology services in the form of data center and business process solutions to companies, institutions, and government agencies. On December 19, 1997, the Company sold its payroll processing division (the "Payroll Division") (Note 11).

On December 18, 1998, the Company acquired certain assets and the business of Enterprise Technology Group, Inc. (the "Enterprise Purchase"). Enterprise Technology Group provided information technology consulting services with a focus on infrastructure management solutions (Note 12).

In the fourth quarter of fiscal 1999, the Company formed a wholly-owned subsidiary, Infocrossing, Inc., to provide colocation and related professional services to companies wishing to outsource their Internet activities to full-service Internet Data Centers (IDC's).

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

Property and Equipment - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress relates to the portion of the Company's new Internet Data Center, being constructed in its Leonia, NJ facility. (See Notes 3 and 10)

Software - Software that has been purchased is included in Property and Equipment and is amortized using the straight line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such costs are amortized using the straight-line method over the life of the related customer contract or three to five years, whichever is shorter.

Assets Held for Sale - Assets held for sale are primarily net intangibles relating to a processing activity for a small group of clients. The sale of these assets was completed in the third quarter of fiscal 1999.

Intangible Assets - The excess of cost over net assets of acquired businesses ("goodwill") is amortized using the straight-line method over the estimated lives, typically no more than twenty years. Other intangible assets, primarily acquired customer lists, are amortized using the straight-line method over the estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

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

Earnings per Share - The Company calculates earnings per share as required by Statement of Accounting Standards No. 128 - "Earnings per Share" ("EPS").
Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period.
Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future.

Segments - During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted the provisions of SFAS No. 131 in the current fiscal year. The Company operates in one industry segment, that being the providing of infrastructure, systems, and network outsourcing solutions to its clients.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company did not have any comprehensive income within the scope of SFAS 130.

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

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

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows:

                                 October 31, 1999          October 31, 1998
                            ------------------------   ------------------------
                              Carrying     Estimated     Carrying     Estimated
                               Amount     Fair Value      Amount     Fair Value
                            ------------------------   ------------------------
Assets:
  Cash and equivalents      $ 1,590,223  $ 1,590,223   $ 9,403,006  $ 9,403,006

  Marketable debt
    securities (Note 2)       1,673,441    1,674,166     3,218,170    3,217,095

  Trade accounts
    receivable, net           6,010,366    6,010,366     4,452,117    4,452,117

Liabilities:
  Accounts payable, accrued
    expenses, income taxes
    payable, customer
    deposits and other
    current liabilities       4,710,222    4,710,222     5,701,295    5,701,295
  Acquisition note                 -            -          210,160      209,636
  Other borrowings               11,004       11,039        42,213       42,325

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

     Acquisition Note and other borrowings - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for those debt issues for which no market quotes are available.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications were made to the 1998 financial statements to conform with the current year presentation.


2. Cash Equivalents and Marketable Debt Securities

The following is a summary of the Company's held-to-maturity securities at October 31, 1999 and 1998, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively (Note 1):
                                          As of October 31, 1999
                           --------------------------------------------------
                                           Gross        Gross      Estimated
                                        Unrealized   Unrealized     Market
                               Cost        Gains       Losses        Value
                           -----------  -----------  -----------  -----------
Cash equivalents:
    Commercial paper       $   789,032  $      -     $      -     $   789,032
                           -----------  -----------  -----------  -----------
Marketable debt
   securities:
    Commercial paper         1,124,124         -            -       1,124,124
    Corporate obligations      549,317          725         -         550,042
                           -----------  -----------  -----------  -----------
         Subtotal            1,673,441          725         -       1,674,166
                           -----------  -----------  -----------  -----------
               Total       $ 2,462,473  $       725  $      -     $ 2,463,198
                           ===========  ===========  ===========  ===========

                                          As of October 31, 1998
                           --------------------------------------------------
                                           Gross        Gross      Estimated
                                        Unrealized   Unrealized     Market
                               Cost        Gains       Losses        Value
                           -----------  -----------  -----------  -----------
Cash equivalents:
    Commercial paper       $ 5,921,373  $      -     $      -     $ 5,921,373
                           -----------  -----------  -----------  -----------
Marketable debt
   securities:
    Commercial paper         1,963,817         -            -       1,963,817
    Corporate obligations    1,254,353          260       (1,335)   1,253,278
                           -----------  -----------  -----------  -----------
         Subtotal            3,218,170          260       (1,335)   3,217,095
                           -----------  -----------  -----------  -----------
               Total       $ 9,139,543  $       260  $    (1,335) $ 9,138,468
                           ===========  ===========  ===========  ===========


3. Property and Equipment

Property and equipment consists of the following:

                                            October 31,       Depreciable
                                     ------------------------    Lives
                                         1999         1998      (Years)
                                     -----------  ----------- -----------
  Computer equipment                 $ 4,017,472  $ 3,699,955      5
  Computer equipment held under
    capital leases (Note 7)            1,278,669    1,278,669      *
  Furniture and office equipment         970,842      882,199      7
  Leasehold improvements                 568,192      403,609      *
  Construction in progress             1,206,052         -         *
  Purchased software                   1,120,377      991,928      5
  Vehicles                                39,741       32,146      3
                                     -----------  -----------
                                       9,201,345    7,288,506
  Less accumulated depreciation
     and amortization, including
     $1,211,534 in 1999 and
     $1,140,161 in 1998
     attributable to capital leases   (5,562,352)  (4,779,631)
                                     -----------  -----------
                                     $ 3,638,993  $ 2,508,875
                                     ===========  ===========

  * Shorter of the useful life or the length of the lease.

Depreciation and amortization in continuing operations was $782,721 and $768,753 for the years ended October 31, 1999 and 1998, respectively.

4. Deferred Software Costs

Deferred software costs consist of the following:

                                                     October 31,
                                             ---------------------------
                                                  1999           1998
                                             ------------   ------------
Costs of internally-developed software
   and enhancements, including software
   under development                         $  4,528,438   $  3,623,368
Accumulated amortization                       (2,304,615)    (1,820,355)
                                             ------------   ------------
                                             $  2,223,823   $  1,803,013
                                             ============   ============

Amortization of deferred software costs charged to continuing operations for the years ended October 31, 1999 and 1998 were $484,260 and $634,932, respectively.


5. Intangibles

Intangible assets consist of the following:
                                                     October 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Excess of cost of investments over
   net assets acquired (goodwill)           $  8,692,554   $  1,820,925
Customer lists                                 1,180,488      1,180,488
                                            ------------   ------------
                                               9,873,042      3,001,413
Less accumulated amortization                 (1,388,478)      (779,571)
                                            ------------   ------------
                                            $  8,484,564   $  2,221,842
                                            ============   ============

Amortization charged to continuing operations was $608,907 and $249,489 for the years ended October 31, 1999 and 1998, respectively.


6. Related Party Transactions

The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chief Executive Officer.

As compensation for providing a personal guarantee of certain acquisition indebtedness for a company acquired in 1995, the Company's Chief Executive Officer was granted a per annum fee of 3% of the $1,000,000 original value of such guarantee for the period during which the guarantee remained in effect. Such fee was being paid in the form of a monthly reduction in the Chief Executive Officer's existing indebtedness to the Company. The personal guarantee was terminated in February 1999 when the indebtedness was repaid (Note 7).

Due from related parties consists of the following:

                                                   October 31,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
  Due from the Chairman & Chief executive
    Officer and controlling  shareholder,
    bearing interest at prime (8.25% and 8%
    at October 31, 1999 and 1998,
    respectively) plus 1% per
    annum, repayable on demand              $   58,241   $   63,079

  Due from consultant (Note 10)                 13,118       26,234

  Due from the President, bearing
    interest at prime, repayable on demand      60,955         -
                                            ----------   ----------
                                            $  132,314   $   89,313
                                            ==========   ==========


7. Long-term Debt and Capitalized Lease Obligations

Long-term debt consists of the following:
                                                    October 31,
                                            -------------------------
                                                1999          1998
                                            -----------   -----------
 Note payable issued in
   connection with an
   acquisition (a)                          $      -      $   210,160
 Notes payable, other                            11,004        42,213
                                            -----------   -----------
                                                 11,004       252,373
 Less current portion                           (11,004)     (241,150)
                                            -----------   -----------
                                             $     -      $    11,223
                                            ===========   ===========

(a) In connection with an acquisition in June 1995, the Company was obligated to pay the seller $840,645 in installments through February 1, 1999, with interest of 7.5% per annum payable quarterly in arrears. This obligation was secured with a note that was collateralized by 310,000 shares of the common stock of the Company owned by the Company's Chief Executive Officer. The note was paid on full on February 1, 1999 and the collateral was released (Note 6).

In October 1999, the Company signed an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this agreement, payable upon demand, will accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate will be fixed during the period corresponding to the particular LIBOR rate selected. The line of credit has no fixed term. The line is secured by a first lien on accounts receivable and certain general intangibles.

Capitalized Lease Obligations

The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time. Assets held under capitalized lease agreements are reflected in property and equipment as capital leases.

At October 31, 1999, there were $8,013 of payments remaining on capital leases, all of which is due within the next year.


8. Income Taxes

The provision for income taxes on continuing operations consists of:

                                                     October 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------

       Current:
        Federal                             $    486,753   $  1,119,789
        State and local                           64,816        576,424
       Deferred (benefit)/provision              494,804     (1,238,592)
                                            ------------   ------------
                                            $  1,046,373   $    457,621
                                            ============   ============

A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:

                                                     October 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------

Tax provision computed at statutory rate    $    920,606   $    522,434
Increase/(decrease) in taxes resulting from:
  State and local income taxes, net
    of federal income taxes                      143,977         38,851
  Non-deductible expenses                         41,343         44,076
  Benefit of tax credits                         (57,981)      (179,960)
  Other, net                                      (1,572)        32,220
                                            ------------   ------------

                                            $  1,046,373   $    457,621
                                            ============   ============

Temporary differences which give rise to net deferred tax assets/(liabilities) are as follows:
                                                    October 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Deferred tax assets:
  Accrued loss on office sublease           $    956,891   $  1,189,503
  Deferred income from non-competition,
      confidentiality, and conduct of
      business agreement                            -           461,800
  Accrued liabilities                            459,146        110,832
  Allowance for doubtful accounts                152,457         96,392
  Deferred rent                                  121,612         63,382
  Intangibles                                     75,128          7,035
  Lease transactions                              36,794          7,754
  Other                                          300,921        253,704
                                            ------------   ------------
                                               2,102,949      2,190,402
                                            ------------   ------------
Deferred tax liabilities:
  Depreciation and amortization                 (126,957)       (76,142)
  Deferred software costs                       (947,805)      (782,793)
  Other                                         (201,023)        (9,499)
                                            ------------   ------------
                                              (1,275,785)      (868,434)
                                            ------------   ------------
Net deferred tax assets                     $    827,164   $  1,321,968
                                            ============   ============


9. Stockholders' Equity

Common Stock - The Company is authorized to issue up to 10,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor, and upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

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

Warrants - The Underwriters of the Company's initial public offering were issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock, at an exercise price per share of $6.30. During fiscal 1998, 66,725 of these warrants were exercised. The remaining 33,275 warrants expired without being exercised.

In connection with a consulting arrangement, the Company had issued warrants to purchase, after giving effect to certain anti-dilutive provisions, 50,000 shares at $5.00 per share and 25,240 shares at $6.24 per share. These warrants were exercised in March 1998.

In connection with a consulting agreement, the Company issued a warrant to purchase 75,000 shares of common stock for $5.00 per share. The warrant grants the holder certain "piggy-back registration" and other rights. This warrant expires on June 27, 2000.

The Underwriters and the consultants had the right to require the Company to register their respective shares with the Securities and Exchange Commission. On February 5, 1998, the Company registered these and other shares.

Stock Option Plan - Prior to its initial public offering, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. On June 23, 1999, the Company's shareholders approved an amendment to the Plan increasing the maximum number of shares issuable subject to the Plan to 1,700,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company.

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

Activity in the Plan during the past two years is as follows:
                                                                      Weighted
                                                         Exercise      Average
                                           Number of      Price       Exercise
                                            Options       Range         Price
                                           --------- --------------  ----------
Options outstanding, October 31, 1997       849,898   $3.25 -  $7.88    $4.42
    Options granted                         216,400   $8.25 - $10.86    $8.79
    Options exercised                      (197,648)  $3.63 -  $7.88    $4.52
    Options cancelled                       (63,650)  $3.88 -  $9.56    $4.83
                                           ---------
Options outstanding, October 31, 1998       805,000   $3.25 - $10.86    $4.41
    Options granted                         152,750   $8.00 - $11.48   $10.03
    Options exercised                      (152,200)  $3.25 -  $7.88    $4.38
    Options cancelled                       (17,150)  $4.50 -  $9.56    $8.82
                                           ---------
Options outstanding, October 31, 1999       788,400   $3.25 - $11.48    $6.56
                                           =========
Additional information regarding options
    outstanding:                            314,800   $3.25 -  $4.68    $3.65
                                            125,050   $5.25 -  $7.88    $6.01
                                            348,550   $8.00 - $11.48    $9.38
                                           --------
                                            788,400
                                           ========
There were 471,060 and 466,133 options exercisable at October 31, 1999 and 1998, respectively. At October 31, 1999, there are 532,498 options available for future grant.

At October 31, 1999, the weighted average remaining contractual life of all options outstanding, whether vested or not, is approximately 6.4 years.

The Company accounts for options granted under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income/(loss) and income/(loss) per common share for fiscal 1999 and 1998, respectively, would have been as follows:

                                      1999                        1998
                            ------------------------   ------------------------
                             Historical   Pro Forma     Historical   Pro Forma
                            -----------  -----------   -----------  -----------
Income from continuing
    operations              $ 1,661,293  $ 1,278,261   $ 1,078,950  $   815,359
Loss from discontinued
    operation                      -            -          (76,464)     (76,464)
Gain on sale of
    discontinued operation         -            -        1,696,160    1,696,160
                            -----------  -----------   -----------  -----------
  Net income                $ 1,661,293  $ 1,278,261   $ 2,698,646  $ 2,435,055
                            ===========  ===========   ===========  ===========
Income/(loss) per diluted
    common share:
Income from continuing
    operations              $      0.34  $      0.26   $      0.24  $      0.18
Loss from discontinued
    operation                       -            -           (0.01)       (0.01)
Gain on sale of
    discontinued operation          -            -            0.38         0.38
                            -----------  -----------   -----------  -----------
  Net income                $      0.34  $      0.26   $      0.61  $      0.55
                            ===========  ===========   ===========  ===========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during fiscal 1999 and 1998 was $563,569 and $704,176, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: a risk-free interest rate of 5.75%; expected lives ranging from six months to four years; and expected volatility of 49.5%. The assumptions used in 1998 included a risk-free interest rate of 6.5%, expected lives ranging from six months to five years, and expected volatility of 48.6%

In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 150,000 shares were exercised prior to October 31, 1996, 40,000 were exercised during the year ended October 31, 1997, and 100,000 were exercised during the year ended October 31, 1998.

10. Commitments and Contingencies

Construction Obligation:

At the end of the second quarter of fiscal 1999, the Company began construction of an Internet Data Center within its Leonia facility. A major portion of this construction is represented by a construction contract aggregating approximately $2,788,000. This construction is expected to be finished in the Company's first fiscal quarter. As of October 31, 1999, there were payments of approximately $1,733,000 remaining to be made on this contract.

Contingent Acquisition Obligations:

In connection with an acquisition in April 1993, the Company was obligated for contingent payments based on revenues of the acquired company. For the fiscal year ended October 31, 1998, contingent payments were $26,055. The obligation at October 31, 1998 was included in other current liabilities.

In January 1994, the Company guaranteed the market value of 158,812 shares of common stock issued in connection with an acquisition at $6.40 per share on January 1, 1999. Since the market price of the stock on January 1, 1999 was higher, no payment was required.

In connection with an acquisition in June 1994, the Company had guaranteed the market value of the 302,400 shares of common stock issued in connection with this acquisition at $5.00 on July 31, 1999. On July 31, 1998, a former officer sold the approximately 248,000 shares owned by him, and therefore only 54,400 shares were subject to the guarantee. Since the market price of the stock on July 31, 1999 exceeded $5.00, no payment was required.

In connection with an acquisition in May 1995, the Company was obligated for certain contingent payments based on defined earnings of the Company's two payroll operations in New England for five years. No contingent payments were earned through the period ended December 19, 1997, when these operations were included in the sale of the Payroll Division. On December 24, 1997, the Company made payments aggregating $300,000 to the former stockholders of the acquired company in return for a release from any further liability under the earnings contingencies. The Company also guaranteed that market value of the 113,636 shares of common stock issued in connection with this acquisition at $5.50 per share on April 30, 2000.

At October 31, 1999, no liability was recorded for the remaining stock price guarantee, since the market value of the Company's stock on October 31, 1999, and for all of fiscal 1999, exceeded the minimum price guarantee. The actual amount that will ultimately be paid, if any, could change significantly depending upon the price of the Company's common stock on April 30, 2000, and upon the number of shares actually held by obligees on that date.

Employment Agreements - The Company is obligated under certain employment agree-ments which expire at various times through December 31,2001. Pursuant to such agreements, the approximate annual minimum salary amounts payable are as follows:
              Years Ending
              October 31,
              ------------
                 2000             806,146
                 2001             643,000
                 2002              72,333

Consulting and Non-competition - In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, and provides for annual payments of $267,500 through that date. As a partial incentive to enter into the amended agreement, the Company agreed to forgive, on each anniversary date of the agreement, 12.5% of the consultant's existing indebtedness to the Company ($13,118 at October 31, 1999 (Note 6)). The consulting agreement imposes certain non-competition restrictions on the consultant. The existing indebtedness to the Company is being amortized ratably over the term of the amended agreement.

Litigation -There are no pending legal proceedings that, in the opinion of management, would materially affect the financial condition, results of operations, or cash flows of the Company.

Lease Obligations - Operating leases for facilities extend through December 31, 2014. These leases require aggregate minimum monthly rental payments of approximately $127,000 plus a proportionate share of certain of the landlords' operating expenses, such as utilities and real estate taxes. The Company's obligations under certain of these leases are secured by cash deposits or standby letters of credit, aggregating $305,000. Total expense for occupancy costs, net of sublease income, was approximately $1,587,000 and $1,872,000 during fiscal 1999 and 1998, respectively.

During the fourth quarter of fiscal 1998, the Company completed the consolida-tion of its data center and most administrative functions into its Leonia facility. Effective as of August 1, 1998, the Company sublet approximately 31,500 square feet in its New York City location. This sublease and the related primary lease expire in 2008. Because the amount to be received under the sublease (aggregating approximately $6,211,000) is less than the amount the Company must pay under the primary lease, a charge was taken of approximately $3,022,000. The charge represents the total amount of the shortfall over the life of the lease, and also includes the value of leasehold improvements abandoned. Since the sale of the Payroll Division also permitted the Company to reduce substantially its New York City space requirements, approximately $786,000 was charged against the gain on sale of the Payroll Division.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses.

Approximate minimum future lease payments for real estate and other leases, net of sublease income, are as follows:

                   Years Ending
                   October 31,
                   ------------
                       2000         $     5,917,000
                       2001               4,585,000
                       2002               2,863,000
                       2003               1,660,000
                       2004               1,323,000
                    Thereafter            7,292,000
                                    ---------------
                                    $    23,640,000
                                    ===============


11. Sale of the Payroll Division

On December 19, 1997, the Company consummated the sale (the "Sale") of all the capital stock of four wholly-owned subsidiaries of the Company, together comprising the Payroll Division ("Pay USA"), to Zurich Payroll Solutions, Ltd. ("Zurich" or the "Buyer"). At closing, the Company received $11,460,000, of which $10,710,000 was in cash and $750,000 was in the form of a note from the Buyer which was subsequently repaid by Zurich. The terms of the Sale also provided for an additional payment by the Buyer of up to $1,500,000, which was received in full in June 1998. The Company recognized a gain, net of tax, of approximately $1,700,000 in its fiscal year ended October 31, 1998, as a result of the Sale.

Pursuant to the terms of the sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA.
The Company provided these services through December 31, 1999 for an initial payment of $500,000, and fixed and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from (1) directly or indirectly competing with Pay USA, except as permitted in the agreement; (2) providing processing services to third parties if such processing services permitted those parties to compete with Pay USA in certain payroll processing and related activities; (3) disclosing information about Pay USA's customers; and (4) engaging in any activity that could be materially detrimental to Pay USA's business or reputation. In May 1999, Zurich and the Company amended the agreement to provide that the Company's obligations thereunder would terminate on October 31, 1999. The $1,440,000 has been amortized over the term of the amended agreement. The amortization of such income is included in income from continuing operations.

For the period from November 1, 1997 through the date of the Sale, the net operating losses (net of related tax benefits) of Pay USA were recorded as a discontinued operation. For this period, revenue from the discontinued operation approximated $1,117,000 and pretax operating losses approximated $136,500.

12. Acquisition

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("Enterprise") for $4,000,000 in cash and 300,000 shares of the Company's common stock valued at $2,677,500. Certain additional consideration in the form of cash and common stock (up to $4,872,000 and 242,857 shares) may be payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. On December 28, 1998, the subsidiary changed its name to ETG, Inc.

The Enterprise Acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The assets acquired consist predominately of intangibles associated with the business of providing information technology infrastructure management solutions to large companies and institutions. No liabilities were assumed. The results of operations of ETG, Inc. have been included in the Company's consolidated results of operations from the date of the acquisition.

In connection with the acquisition, Enterprise and its principal shareholders entered into non-competition and non-solicitation agreements with the Company.
A value of $50,000 was assigned to these agreements. The Company also recorded $6,852,928 in excess of cost over net assets acquired (goodwill). The goodwill is being amortized on a straight-line basis over 15 years, the two agreements are being amortized over the terms of such agreements (approximately 61 months).

The following pro forma financial information shows the results of operations for the fiscal years ended October 31, 1999 and 1998, assuming the acquisition of certain assets and the business of Enterprise had occurred at the beginning of each period presented:

                                            Fiscal Years ended October 31,
                                            ------------------------------
                                                1999              1998
                                            -----------       -----------
Revenues                                    $34,716,000       $35,435,000
                                            ===========       ===========
Income from continuing operations           $ 2,765,000       $ 1,149,000
Loss from discontinued operation                   -              (76,000)
Gain on sale of discontinued operation             -            1,696,000
                                            -----------       -----------
Net income                                  $ 1,695,000       $ 2,769,000
                                            ===========       ===========
Basic earnings per share:

Income from continuing operations           $      0.36       $      0.26
Loss from discontinued operation                    -               (0.02)
Gain on sale of discontinued operation              -                0.39
                                            -----------       -----------
Net income                                  $      0.36       $      0.63
                                            ===========       ===========
Diluted earnings per share:

Income from continuing operations           $      0.34       $      0.24
Loss from discontinued operation                    -               (0.01)
Gain on sale of discontinued operation              -                0.36
                                            -----------       -----------
Net income                                  $      0.34       $      0.59
                                            ===========       ===========


13. Retirement Plans:

The Company maintains two 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 1999 and 1998, the Company did not make any matching contributions. The administrative costs of the Plans are borne by the Company. Asset Management costs are deducted pro rata from participants' accounts.