Form 10-Q
period 2000-01-31
COMPUTER OUTSOURCING SERVICES INC
filed 2000-03-16
CIK 893816

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2000
                       Commission file number: 0-20824



                     COMPUTER OUTSOURCING SERVICES, INC.
              ------------------------------------------------
             (Exact name of issuer as specified in its charter)


                Delaware                               13-3252333
     -------------------------------               ------------------
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

There were 4,889,687 shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 15, 2000.

Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                         January 31, 2000    October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)
              ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $ 4,217,436         $ 1,590,223
  Marketable debt securities, at cost which
    approximates market value                   549,318           1,673,441
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $366,277 and $350,939                     4,817,186           6,010,366
  Prepaid and refundable income taxes         1,513,503             961,196
  Deferred income taxes - current               591,178             591,178
  Prepaid license fees                          909,251             915,935
  Prepaid expenses and other current assets     695,529             587,264
                                            -----------         -----------
                                             13,293,401          12,329,603
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   4,721,386           3,638,993
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,358,354           2,223,823
  Intangibles, net                            9,441,537           8,484,564
  Due from related parties, net                 134,142             132,314
  Deferred income taxes                         235,986             235,986
  Security deposits and other
    non-current assets                          507,110             508,800
                                            -----------         -----------
                                             12,677,129          11,585,487
                                            -----------         -----------
  TOTAL ASSETS                             $ 30,691,916        $ 27,554,083
                                            ===========         ===========













        See Notes to Consolidated Interim Financial Statements (Unaudited).

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                         January 31, 2000    October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,547,553         $ 1,237,479
   Current portion of long-term debt and
    capitalized lease obligations             2,010,793              19,017
   Current portion of accrued loss on
    office sublease                             257,497             256,429
   Accrued expenses                           1,665,265           1,514,514
   Customer deposits and other current
    liabilities                                 103,117             137,208
                                            -----------         -----------
                                              5,584,225           3,164,647
                                            -----------         -----------

OTHER LIABILITIES:
   Accrued loss on office sublease            1,546,996           1,564,592
                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 1,000,000
    shares authorized, none issued                  -                  -
   Common stock, $0.01 par value; 10,000,000
    shares authorized; shares issued
    4,841,365 and 4,737,915, respectively        48,413              47,379
   Additional paid-in capital                16,084,142          15,519,826
   Common stock issuable (Note 2)             1,135,160                -
   Retained earnings                          6,412,037           7,264,952
                                            -----------         -----------
                                             23,679,752          22,832,157
   Less 5,608 and 1,000 shares of common
    stock held in treasury at January 31,
    2000 and October 31, 1999,
    respectively, at cost                      (119,057)             (7,313)
                                            -----------         -----------
                                             23,560,695          22,824,844
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 30,691,916        $ 27,554,083
                                            ===========         ===========





        See Notes to Consolidated Interim Financial Statements (Unaudited).

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                             Three Months ended January 31,
                                            -------------------------------
                                                2000                1999
                                            -----------         -----------

REVENUES                                    $ 7,114,803         $ 8,281,078
                                            -----------         -----------
COSTS and EXPENSES:
Processing costs                              5,853,387           5,710,035
Selling and promotion costs                     867,534             398,297
General and administrative expenses           1,827,184           1,348,262
Interest income, net                            (35,080)           (121,357)
                                            -----------         -----------
                                              8,513,025           7,335,237
                                            -----------         -----------
Income/(loss) from operations before
 provision/(benefit) for income taxes        (1,398,222)            945,841
Provision/(benefit) for income taxes           (545,307)            387,795
                                            -----------         -----------
NET INCOME/(LOSS)                           $  (852,915)        $   558,046
                                            ===========         ===========




Basic earnings/(loss) per share             $     (0.18)        $      0.13
                                            ===========         ===========
Weighted average number of
 shares outstanding                           4,767,198           4,431,723
                                            ===========         ===========

Diluted earnings/(loss) per share           $     (0.18)        $      0.12
                                            ===========         ===========
Weighted average number of shares and
 equivalents outstanding (Note 4)             4,767,198           4,845,108
                                            ===========         ===========















        See Notes to Consolidated Interim Financial Statements (Unaudited).

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                             Three Months ended January 31,
                                            -------------------------------
                                                2000                1999
                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                           $  (852,915)        $   558,046

Adjustments to reconcile net income to cash provided by/(used in) operating activities:

  Depreciation and amortization                 523,823             457,590
  Income from a non-competition,
    confidentiality, and conduct of
    business agreement                             -               (120,000)
  Deferred income taxes                            -                 77,985
  Decrease/(increase) in:
    Trade accounts receivable                 1,193,180          (2,009,739)
    Prepaid and refundable taxes               (552,307)           (201,082)
    Prepaid expenses and other current
     assets                                    (101,581)            349,001
    Security deposits and other non-current
     assets                                        (749)               -
  Increase/(decrease) in:
    Accounts payable                            310,074             123,468
    Accrued expenses                            150,751            (158,953)
    Payments on accrued loss on office
     sublease                                   (12,230)               -
    Customer deposits and other current
     liabilities                                (34,090)             11,745
                                            -----------         -----------
       Net cash provided by/(used in)
        operating activities                    623,956            (911,939)
                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment           (1,275,356)           (228,944)
Redemption of investments in marketable
  debt securities                             1,124,123             348,935
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")          -             (4,000,000)
Payment of expenses related to the
  Enterprise Purchase                              -               (153,078)
Increase in deferred software costs            (284,767)           (173,164)
                                            -----------         -----------
  Net cash used in investing activities     $  (436,000)        $(4,206,251)
                                            -----------         -----------
                             Continued on next page.





          See Notes to Consolidated Interim Financial Statements (Unaudited).

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited - Continued)

                                             Three Months ended January 31,
                                            -------------------------------
                                                2000                1999
                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                $ 2,000,000         $      -
Repayment of long-term debt and capital
  leases                                         (8,224)            (11,424)
(Advances to)/repayments by
  related parties, net                           (1,828)              6,825
Proceeds from the exercises of stock
  options and warrants                          453,606             154,223
                                            -----------         -----------
  Net cash provided by financing activities   2,443,554             149,624
                                            -----------         -----------
CASH FLOWS FROM DISCONTINUED
  OPERATION:
  Payment of taxes on gain and other
    expenses related to sale of the
    Payroll Division                               -             (2,295,771)
  Payments on portion of accrued loss
    on office sublease relating to
    discontinued operation                       (4,297)               -
                                            -----------         -----------
    Net cash used in discontinued operation      (4,297)         (2,295,771)
                                            -----------         -----------
    Net increase/(decrease) in cash
      and equivalents                         2,627,213          (7,264,337)

    Cash and equivalents at the
      beginning of the period                 1,590,223           9,403,006
                                            -----------         -----------
    Cash and equivalents at the end
      of the period                         $ 4,217,436         $ 2,138,669
                                            ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                        $       178         $    14,230
                                            ===========         ===========
    Income taxes                            $     7,000         $ 2,711,550
                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Stock issuable in 2000 and issued in 1999
  for a portion of the Enterprise Purchase  $ 1,135,160         $ 2,677,500
                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
Treasury shares received in payment
  of a stock option exercise                $   111,744                -
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                      COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Common     Par      Paid in      Shares     Retained    Treasury
               Shares    Value     Capital     Issuable    Earnings      Stock      Total
             ---------  -------  -----------  ----------  ----------  ---------  -----------
Balance,
  October
  31, 1999   4,737,915  $47,379  $15,519,826        -     $7,264,952  $  (7,313) $22,824,844

Exercises of
  stock
  options       78,450      784      439,566                                         440,350

4,608 shares
  surrendered
  for stock
  option
  exercise                                                             (111,744)    (111,744)

Contingent
  payment
  relating to
  purchase of
  assets
  (Note 2)                                     1,135,160                           1,135,160


Exercise of
  warrant       25,000      250      124,750                                         125,000

Net loss                                                    (852,915)               (852,915)
             ---------  -------  -----------  ----------  ----------  ---------  -----------
Balance,
  January
  31, 2000   4,841,365  $48,413  $16,084,142  $1,135,160  $6,412,037  $(119,057) $23,560,695
             =========  =======  ===========  ==========  ==========  =========  ===========














        See Notes to Consolidated Interim Financial Statements (Unaudited).

                 COMPUTER OUTSOURCING SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of January 31, 2000 and the consolidated statements of income and cash flows for the three month periods ended January 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made.

The results of operations for the periods ended January 31, 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal years. Certain reclassifications have been made to the prior period to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

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

Certain additional consideration in the form of cash and common stock may be payable, at various times, based upon the future performance of the acquired business (and certain other defined events) over the period ending December 31, 2001. Effective as of December 31, 1999, $1,135,160 in additional consideration became payable in the form of shares of the Company's common stock. This amount has been added to intangible assets (goodwill), and is being amortized over the remaining life assigned to this asset (168 months). On February 17, 2000, 36,471 shares of the Company's common stock were issued in payment of this additional consideration.


3.  DEBT

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line, payable upon demand, will accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate will then be fixed during the period corresponding to the particular LIBOR rate selected.
The line of credit does not have a fixed term, and is secured by a first lien on the Company's accounts receivable and certain general intangibles. On December 27, 1999, the Company borrowed $2,000,000 under a 90-day note utilizing the LIBOR rate option. The interest rate was 7.44% on an annualized basis.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share"
("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the three months ended January 31, 2000, common stock equivalents were ignored since the effect of including such equivalents would have been anti-dilutive.


5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan, as amended, (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma income/(loss) and pro forma income/
(loss) per common share for the quarters ended January 31, 2000 and 1999 would be as follows:
                                        2000                      1999
                              -----------------------   -----------------------
                              Historical   Pro Forma    Historical    Pro Forma
                              ----------  -----------   ----------   ----------

Net income/(loss)             $ (852,915) $(1,222,077)  $  558,046   $  480,736
                              ==========  ===========   ==========   ==========
Net income/(loss)
  per diluted common share    $    (0.18) $     (0.26)  $     0.12    $    0.10
                              ==========  ===========   ==========   ==========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. Non-qualified options issued under the Plan have all been granted at fair market value, although the Plan permits issuance of non-qualified options at less than fair market value. The weighted average fair value of the stock options granted during the quarters ended January 31, 2000 and 1999 was $1,368,7000 and $97,200, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of 5.50%; expected lives of between six months and three and one-half years; and expected volatility of 49.5%. The following weighted average assumptions were used for grants in 1999: a risk-free interest rate of between 4.65% and 4.77%; expected lives of four years; and expected volatility of between 47.4% and 48.8%.


6.  SUBSEQUENT EVENT

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors providing for a series of convertible notes. Each note will be due February 25, 2001 and will bear interest at 6% for the first six months. Thereafter, interest increases to 13% in the seventh month and rises 1% for each subsequent month that the applicable note remains outstanding. The notes may be prepaid by the Company without penalty. The notes are to be funded as follows:
$3 million at closing; $2 million upon signing the lease for the subsidiary's second Internet Data Center ("IDC"); $2 million when the second IDC is 50% complete; and an aggregate of $7 million based upon certain other events. The notes are secured by a first lien on the assets, with certain exceptions, of the subsidiary.

The notes are convertible into securities of the subsidiary issued in connection with a subsequent funding, if any, of such subsidiary by an unrelated third party. At the option of the holder, a note outstanding for more than 180 days may be exchanged for the Company's common stock. An exchanging note holder would receive shares valued at 90% of the average closing price for the ten trading days prior to the exchange.

The agreement also provides, in certain instances, if the subsidiary is funded with the proceeds from the issuance of common stock by the Company, the note holders will receive warrants to acquire the Company's common stock at 110% of the average closing price for the ten trading days preceding the issuance date of the warrants.

The bank which provides the Company with the $5 million line of credit agreed to release its lien on certain assets of the subsidiary as well as the subsidiary's guarantee of the $5 million line of credit. Due to a restriction against certain additional indebtedness, the bank's consent was necessary in order to close the agreement with the three investors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, THREE MONTH PERIODS ENDED JANUARY 31, 2000 and 1999

On December 18, 1998, the Company, through a wholly-owned subsidiary, acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). The Company's subsidiary, ETG, Inc. ("ETG"), provides information technology consulting services with a focus on infra-structure management solutions.

With the rapid growth of the Internet, the Company formed a subsidiary during the fiscal year ended October 31, 1999 to meet the exploding requirements of enterprises to outsource their Internet activities into facilities that provide the highest degree of availability and security. The Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company will offer colocation as well as systems and network management services (collectively, the "IDC Services") to companies with mission-critical Internet requirements. Subject to the availability of financing, the Company plans to develop twenty additional IDCs over the next two years.

During the period ended January 31, 2000, revenues decreased $1,166,000 (14%) to $7,115,000 from $8,281,000 for the period ended January 31, 1999. Since Year 2000 compliance was of paramount concern, many companies were reluctant to make any changes with respect to their information technology functions. There was a pronounced decline in requests for proposals ("RFPs") for major outsourcing contracts. With Year 2000 concerns alleviated, there appears to be renewed interest in outsourcing. The potential effect of this renewed interest may not be realized, if at all, until later in the current fiscal year, due to the lengthy sales cycle of a major outsourcing contract. Revenues also were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of IDC Services to attract clients requiring mission-critical Internet solutions. The decline also reflects the loss of a major publishing client and the absence of Year-2000 related revenues. As previously reported, the publishing client had given notice in 1997 of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty.

Data processing costs increased $143,000 to $5,853,000 (82% of revenues) during the period ended January 31, 2000 compared with $5,710,000 (69% of revenues) in the period ended January 31, 1999. The increase primarily consists of operating costs of the new IDC and the development of IDC Services to be offered throughout the planned network of IDCs.

Selling and promotion costs increased $470,000 to $868,000 (12% of revenues) during the period ended January 31, 2000 compared with $398,000 (5% of revenues) in the period ended January 31, 1999. The increase is attributable to a larger sales staff needed to market the Company's IDC Services.

General and administrative expenses increased $479,000 to $1,827,000 (26% of revenues) for the period ended January 31, 2000 from $1,348,000 (16% of revenues) for the three months ended January 31, 1999, reflecting higher costs associated with the Company's IDC Services activities. Amortization of intangibles acquired in connection with the Enterprise Purchase was $124,000 in the current period versus $39,000 for the three months ended January 31, 1999.

The Company recorded net interest income of $35,000 in the current period, compared with net interest income of $121,000 in the prior period. The decrease of $86,000 reflects the reduction of interest income arising from a lower average balance of interest earning assets during the period ended January 31, 2000 as well as interest expense in connection with a $2,000,000 borrowing under the Company's bank line of credit.

The Company recorded a net loss of $853,000 in the period ended January 31, 2000 (($0.18) per share for both basic and diluted shares) versus net income of $558,000 ($0.13 and $0.12 per share for basic and diluted shares, respectively) for the period ended January 31, 1999. Common stock equivalents were ignored in determining the net loss per share, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended January 31, 2000, the Company generated net cash of approximately $624,000, primarily as a result of a decrease in accounts receivable of $1,193,000, offset by a $461,000 increase in accounts payable and accrued expenses.

The Company invested $1,275,000 for the purchase of equipment, construction of the IDC, and other fixed assets, and $285,000 for product development and enhancement. The Company also reduced short-term investments by $1,124,000.

The principal financing activities were the Company's borrowing of $2,000,000 from its line of credit with a bank and receiving proceeds of $454,000 from exercises of a warrant and employee stock options.

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line, payable upon demand, will accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate will then be fixed during the period corresponding to the particular LIBOR rate selected.
The line of credit does not have a fixed term, and is secured by a first lien on the Company's accounts receivable and certain general intangibles. On December 27, 1999, the Company borrowed $2,000,000 under a 90-day note utilizing the LIBOR rate option. The interest rate was 7.44% on an annualized basis.

As of January 31, 2000, the Company had cash and equivalents and highly liquid, short-term investments aggregating approximately $4,767,000.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors providing for a series of convertible notes. Each note will be due February 25, 2001 and will bear interest at 6% for the first six months. Thereafter, interest increases to 13% in the seventh month and rises 1% for each subsequent month that the applicable note remains outstanding. The notes may be prepaid by the Company without penalty. The notes are to be funded as follows:
$3 million at closing; $2 million upon signing the lease for the subsidiary's second Internet Data Center ("IDC"); $2 million when the second IDC is 50% complete; and an aggregate of $7 million based upon certain other events. The notes are secured by a first lien on the assets, with certain exceptions, of the subsidiary.

The notes are convertible into securities of the subsidiary issued in connection with a subsequent funding, if any, of such subsidiary by an unrelated third party. At the option of the holder, a note outstanding for more than 180 days may be exchanged for the Company's common stock. An exchanging note holder would receive shares valued at 90% of the average closing price for the ten trading days prior to the exchange.

The agreement also provides, in certain instances, if the subsidiary is funded with the proceeds from the issuance of common stock by the Company, the note holders will receive warrants to acquire the Company's common stock at 110% of the average closing price for the ten trading days preceding the issuance date of the warrants.

The bank which provides the Company with the $5 million line of credit agreed to release its lien on certain assets of the subsidiary as well as the subsidiary's guarantee of the $5 million line of credit. Due to a restriction against certain additional indebtedness, the bank's consent was necessary in order to close the agreement with the three investors.

The Company believes that the combination of its cash and other liquid assets, potential future operating cash flow, and potential borrowing capacity will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop twenty additional IDCs in the United States and abroad. The Company will require additional financing to effect this plan.


OTHER MATTERS

Certain of the Company's computer systems were reprogrammed to correct what is known as the Year 2000 Problem ("Y2K"). This is a condition whereby a program does not properly interpret a two-digit year, reading "00" as 1900 rather than 2000. As a result, nearly all computer systems, except for the most recent software and hardware versions, may have produced computing errors or failed to function after December 31, 1999.

During December 1999, the Company completed its Y2K remediation compliance procedures. Following December 31, 1999, the Company did not encounter any significant problems due to Y2K. The problems that were encountered were few and minor in nature, and were resolved quickly with minimal or no impact on the Company.

Internal and external costs specifically associated with Y2K modifications for internal purposes were expensed when incurred. The final cost for this activity totaled approximately $300,000.

NEW FINANCIAL ACCOUNTING STANDARDS

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to risks and uncertainties including, but not limited to: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of the Company's products and services in the marketplace; competitive factors; new products; technological changes; the Company's dependence on third party suppliers; intellectual property rights; and other risks. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

PART II - OTHER INFORMATION

ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

        3.1 Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the period ended October 31, 1999.

        3.2   Amended and Restated By-Laws, incorporated by reference to Exhibit
              3.2 to the Company's Form 10-KSB for the period ended October 31, 1999.

        27    Financial Data Schedule, filed electronically only.

(b)     Reports on Form 8-K:

        None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMPUTER OUTSOURCING SERVICES, INC.





March 16, 2000                      ------------------------------------
                                    Zach Lonstein
                                    Chief Executive Officer




March 16, 2000                      -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer