Form 10-Q
period 2000-04-30
INFOCROSSING INC
filed 2000-06-15
CIK 893816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2000
                         Commission file number: 0-20824



                               INFOCROSSING, INC.
                -------------------------------------------------
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



                       COMPUTER OUTSOURCING SERVICES, INC.
                    -----------------------------------------
                    Former Name, if Changed Since Last Report


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

There were 5,007,429 shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 12, 2000.

Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        INFOCROSSING, INC. & SUBSIDIARIES
             (Formerly known as Computer Outsourcing Services, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                          April 30, 2000     October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)
              ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $ 3,117,217         $ 1,590,223
  Marketable debt securities, at cost
    which approximates market value                -              1,673,441
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $501,685 and $350,939                     5,070,887           6,010,366
  Prepaid and refundable income taxes         2,825,509             961,196
  Deferred income taxes - current                  -                591,178
  Prepaid license fees                        1,498,534             915,935
  Prepaid expenses and other
    current assets                            1,094,146             587,264
                                            -----------         -----------
                                             13,606,293          12,329,603
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   5,630,757           3,638,993
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,565,845           2,223,823
  Intangibles, net                            9,249,840           8,484,564
  Due from related parties, net                 166,237             132,314
  Deferred income taxes                            -                235,986
  Security deposits and other
    non-current assets                          501,171             508,800
                                            -----------         -----------
                                             12,483,093          11,585,487
                                            -----------         -----------
  TOTAL ASSETS                             $ 31,720,143        $ 27,554,083
                                            ===========         ===========









       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
             (Formerly known as Computer Outsourcing Services, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                          April 30, 2000     October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,517,812         $ 1,237,479
   Current portion of long-term debt and
    capitalized lease obligations             5,039,941              19,017
   Current portion of accrued loss on
    office sublease                             258,565             256,429
   Accrued expenses                           1,955,851           1,514,514
   Customer deposits and other current
    liabilities                                  92,767             137,208
                                            -----------         -----------
                                              8,864,936           3,164,647
                                            -----------         -----------

OTHER LIABILITIES:
   Accrued loss on office sublease            1,507,906           1,564,592
                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value;
    1,000,000 shares authorized,
    none issued                                    -                   -
   Common stock, $0.01 par value;
    10,000,000 shares authorized;
    shares issued 5,013,037 and
    4,737,915, respectively                      50,130              47,379
   Additional paid-in capital                17,910,585          15,519,826
   Retained earnings                          3,505,643           7,264,952
                                            -----------         -----------
                                             21,466,358          22,832,157
   Less 5,608 and 1,000 shares of
    common stock held in treasury
    at April 30, 2000 and October
    31, 1999, respectively, at cost            (119,057)             (7,313)
                                            -----------         -----------
                                             21,347,301          22,824,844
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 31,720,143        $ 27,554,083
                                            ===========         ===========


       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
             (Formerly known as Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Six Months ended         Three Months ended
                                     April 30,                 April 30,
                             ------------------------  ------------------------
                                 2000         1999         2000        1999
                             -----------  -----------  -----------  -----------

REVENUES                     $13,697,745  $17,303,281  $ 6,582,942  $ 9,022,203
                             -----------  -----------  -----------  -----------
COSTS and EXPENSES:
Processing costs              12,488,534   11,791,699    6,635,147    6,097,132
Selling and promotion costs    1,733,636    1,102,617      866,102      633,714
General and administrative
   expenses                    4,234,449    2,328,157    2,407,265    1,035,033
Interest (income)/expense,
   net                           (15,316)    (178,815)      19,764      (57,458)
                             -----------  -----------  -----------  -----------
                              18,441,303   15,043,658    9,928,278    7,708,421
                             -----------  -----------  -----------  -----------
Income/(loss) from
   operations before
   provision/(benefit)
   for income taxes           (4,743,558)   2,259,623   (3,345,336)   1,313,782
Provision/(benefit)
   for income taxes             (984,249)     926,400     (438,942)     538,605
                             -----------  -----------  -----------  -----------
NET INCOME/(LOSS)            $(3,759,309) $ 1,333,223  $(2,906,394) $   775,177
                             ===========  ===========  ===========  ===========




Basic earnings/(loss)
   per share                 $     (0.78) $      0.29  $     (0.59) $      0.17
                             ===========  ===========  ===========  ===========
Weighted average number
   of shares outstanding       4,833,216    4,544,525    4,910,201    4,661,680
                             ===========  ===========  ===========  ===========

Diluted earnings/(loss)
   per share                 $     (0.78) $      0.27  $     (0.59) $      0.16
                             ===========  ===========  ===========  ===========
Weighted average number
   of shares and
   equivalents outstanding
   (Note 4)                    4,833,216    4,892,069    4,910,201    4,998,159
                             ===========  ===========  ===========  ===========



       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
             (Formerly known as Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                Six Months ended April 30,
                                              -------------------------------
                                                  2000                1999
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                             $(3,759,309)        $ 1,333,223

Adjustments to reconcile net income to cash used in operating activities:

  Depreciation and amortization                 1,096,194             953,358
  Income from a non-competition,
    confidentiality, and conduct of
    business agreement                               -               (240,000)
  Reduction in deferred income taxes              827,164             212,199
  Decrease/(increase) in:
    Trade accounts receivable                     939,479          (1,413,713)
    Prepaid and refundable taxes               (1,864,313)               -
    Prepaid license fees, expenses and
     other current assets                      (1,089,481)           (515,453)
    Security deposits and other non-current
     assets                                         2,751                -
  Increase/(decrease) in:
    Accounts payable                              280,333             425,844
    Income taxes payable                             -               (337,382)
    Accrued expenses                              473,264            (838,065)
    Payments on accrued loss on office
     sublease                                     (40,367)               -
    Customer deposits and other current
     liabilities                                  (44,441)              4,092
                                              -----------         -----------
       Net cash used in
        operating activities                   (3,178,726)           (415,897)
                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (2,438,989)           (352,735)
Disposal of property and equipment                  2,750                -
Redemption of investments in marketable
  debt securities                               1,673,441           1,289,738
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase")            -             (4,000,000)
Payment of expenses related to the
  Enterprise Purchase                                -               (175,553)
Payments received for Assets Held for Sale           -                 82,696
Increase in deferred software costs              (618,978)           (391,181)
                                              -----------         -----------
  Net cash used in investing activities       $(1,381,776)        $(3,547,035)
                                              -----------         -----------
                             Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
             (Formerly known as Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited - Continued)

                                                Six Months ended April 30,
                                              -------------------------------
                                                  2000                1999
                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing and a
   line of credit                             $ 7,000,000         $      -
Repayment of debt and capital leases           (2,011,004)           (236,835)
(Advances to)/repayments by
  related parties, net                            (33,923)            (17,396)
Purchase of treasury stock                           -                 (7,313)
Proceeds from the exercises of stock
  options and warrants                          1,146,606             566,136
                                              -----------         -----------
  Net cash provided by financing activities     6,101,679             304,592
                                              -----------         -----------
CASH FLOWS FROM DISCONTINUED
  OPERATION:
  Payment of taxes on gain and other
    expenses related to sale of the
    Payroll Division                                 -             (2,397,300)
  Payments on portion of accrued loss
    on office sublease relating to
    discontinued operation                        (14,183)               -
                                              -----------         -----------
    Net cash used in discontinued operation       (14,183)         (2,397,300)
                                              -----------         -----------
    Net increase/(decrease) in cash
      and equivalents                           1,526,994          (6,055,640)
    Cash and equivalents at the
      beginning of the period                   1,590,223           9,403,006
                                              -----------         -----------
    Cash and equivalents at the end
      of the period                           $ 3,117,217         $ 3,347,366
                                              ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                          $    38,348         $    22,405
                                              ===========         ===========
    Income taxes                              $    52,900         $ 3,254,330
                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING ACTIVITIES:
Stock issued for a portion of the
    Enterprise Purchase                       $ 1,135,160         $ 2,677,500
                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
Treasury shares received in payment
  of a stock option exercise                  $   111,744                -
                                              ===========         ===========
       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
             (Formerly known as Computer Outsourcing Services, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              Common     Par      Paid in     Retained    Treasury
              Shares    Value     Capital     Earnings      Stock      Total
            ---------  -------  -----------  ----------  ---------  -----------
Balance,
 October
 31, 1999   4,737,915  $47,379  $15,519,826  $7,264,952  $  (7,313) $22,824,844

Exercises
 of stock
 options      163,650    1,636      881,714                             883,350

4,608 shares
 surrendered
 for stock
 option
 exercise                                                 (111,744)    (111,744)

Contingent
 payment
 relating to
 purchase of
 assets
 (Note 2)      36,472      365    1,134,795                           1,135,160


Exercise of
 warrants      75,000      750      374,250                             375,000

Net loss                                     (3,759,309)             (3,759,309)
            ---------  -------  -----------  ----------  ---------  -----------
Balance,
 April
 30, 2000   5,013,037  $50,130  $17,910,585  $3,505,643  $(119,057) $21,347,301
            =========  =======  ===========  ==========  =========  ===========













        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
             (Formerly known as Computer Outsourcing Services, Inc.)
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of April 30, 2000 and the consolidated statements of operations and cash flows for the six and three-month periods ended April 30, 2000 and 1999 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended April 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal years.

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

The consolidated financial statements include the accounts of Infocrossing, Inc. (formerly Computer Outsourcing Services, Inc.) and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


2.  CONTINGENT PAYMENT

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("Enterprise") for $4,000,000 in cash and 300,000 shares of the Company's common stock. Certain additional consideration in the form of cash and common stock may be payable, at various times, based upon the future performance of the acquired business (and certain other events) over the period ending December 31, 2001. Effective as of December 31, 1999, $1,135,160 in additional consideration became payable in the form of shares of the Company's common stock. This amount was added to intangible assets (goodwill), and is being amortized over the remaining life assigned to this asset (168 months at December 31, 1999). On February 17, 2000, 36,472 shares of the Company's common stock were issued in payment of the additional consideration due.


3.  DEBT

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line, payable upon demand, accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate is then fixed during the period corresponding to the particular LIBOR rate selected. The line of credit does not have a fixed term, and it is secured by a first lien on the Company's accounts receivable and certain general intangibles.

On December 27, 1999, the Company borrowed $2,000,000 under the 90-day LIBOR rate option. On March 28, 2000, the Company renewed this note utilizing the 90-day LIBOR rate option. The interest rate at April 30, 2000 on the current LIBOR contract is 7.505% on an annualized basis. In light of a $60 million private placement (see Note 6), the Company plans to repay the advance when it becomes due on June 27, 2000 and cancel the line.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors (the "Lenders") providing for a series of short-term convertible notes coupled with certain rights to receive equity interests in either the subsidiary or the parent. The Lenders advanced $3 million at the closing. The proceeds would be used to develop and operate Internet Data Centers. Each note, regardless of when funded, matures on February 25, 2001 and bears interest at 6% for the first six months. Thereafter, interest increases to 13% in the seventh month and rises 1% for each subsequent month that the applicable note remains outstanding. At the option of the holder, a note outstanding for more than 180 days may be exchanged for the Company's common stock. An exchanging note holder would receive shares valued at 90% of the average closing price for the ten trading days prior to the exchange. Any or all of the outstanding notes may be prepaid by the Company without penalty.

On May 10, 2000, in connection with a sale of securities discussed in Note 6, the Company repaid the outstanding $3 million plus accrued interest. The Company also issued warrants to the Lenders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the termination of all other potential equity interests in either the parent or the subsidiary held by the Lenders.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the six and three months ended April 30, 2000, common stock equivalents were ignored since the effect of including such equivalents would have been anti-dilutive.

5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan, as amended, (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma income/(loss) and pro forma income/(loss) per common share for the six-month periods ended April 30, 2000 and 1999 would be as follows:
                                        2000                      1999
                             ------------------------   -----------------------
                              Historical   Pro Forma    Historical    Pro Forma
                             -----------  -----------   ----------   ----------

Net income/(loss)            $(3,759,000) $(4,295,000)  $1,333,000   $1,155,000
                             ===========  ===========   ==========   ==========
Net income/(loss)
  per diluted common share   $     (0.78) $     (0.89)  $     0.27    $    0.24
                             ===========  ===========   ==========   ==========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. Non-qualified options issued under the Plan have all been granted at fair market value, although the Plan permits issuance of non-qualified options at less than fair market value. The weighted average fair value of the stock options granted during the six-month periods ended April 30, 2000 and 1999 was $1,368,700 and $507,569, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of 5.50%; expected lives of between six-months and three and one-half years; and expected volatility of 49.5%. The following weighted average assumptions were used for grants in 1999: a risk-free interest rate of between 4.65% and 5.44%; expected lives of between six months and six years; and expected volatility of 48.5%.


6.  SUBSEQUENT EVENTS

On June 5, 2000, the Company changed its name to Infocrossing, Inc. This name change had been approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 8, 2000. In connection with this change, the Company's trading symbol on the Nasdaq National Market System changed from COSI to IFOX.

On April 7, 2000, the Company entered into a Securities Purchase Agreement providing for a group of investors (the "Purchasers") to purchase $60 million of the Company's securities in a private placement. The closing was subject to the satisfaction of certain conditions including approval by the Company's stockholders. The transaction was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 8, 2000.

Since all closing conditions were satisfied, the private placement of $60 million of securities closed on May 10, 2000. The Company issued 157,377 shares of Series A 8% Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share.

The Company primarily will use the proceeds from this transaction to pursue its business plan of developing and operating Internet Data Centers. The Company also repaid debt from these proceeds as described in Note 3.

The rights and preferences of the Series A Preferred Stock are as follows:

o Each share of Series A Preferred Stock maintains a liquidation preference of $381.25 per share, or an aggregate of $60 million;
o Each share of Series A Preferred Stock bears dividends at the rate of $7.625 per quarter, which will accumulate and compound quarterly at a rate of 8% per annum for the first three years and thereafter may be accumulated and compounded or paid in cash, at the option of the Company;
o Each share of Series A Preferred Stock is convertible initially into ten shares of common stock of the Company at the option of the Purchasers, subject to adjustment provided in the Certificate of Organization;
o The Company has the option to redeem the Series A Preferred Stock at any time following five years from the closing date at the greater of (x) $381.25 per share plus all accrued and unpaid dividends or (y) the market value per share at the date of redemption of the common stock into which shares of the Series A Preferred Stock are convertible;
o The holders have a one-year right to require the Company to redeem shares of Series A Preferred Stock after seven years from the closing date for $381.25 per share, plus all accrued and unpaid dividends thereon, in certain circumstances;
o Each share of Series A Preferred Stock is entitled to vote on all matters on which holders of common stock are entitled to vote, with each share of Series A Preferred Stock having a number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is convertible;
o The approval of the holders of two-third of the shares of Series A Preferred Stock is required for the Company to: (i) amend its charter or by-laws so as to adversely effect the rights or preferences of the Series A Preferred Stock; (ii) merge or transfer all or substantially of its assets, reorganize, or take any action that is expected to result in a change of control of the Company or a planned liquidation; (iii) impose material restrictions on the Company's ability to honor the rights of the holders of the Series A Preferred Stock; (iv) authorize or sell any class or series of equity securities (other than stock options pursuant to existing plans or upon the conversion of the Series A Preferred Stock or the exercise of the warrants which ranks senior to, or pari passu with, the Series A Preferred Stock);
                     ---- -----
              (v) subdivide or modify any outstanding shares of the Company if the rights of the holders of the Series A Preferred Stock are impaired; or (vi) pay any dividends on any class of stock (other than the Series A Preferred Stock) or redeem or repurchase any equity securities of the Company or its subsidiaries; and

o The conversion price of the Series A Preferred Stock shall be adjusted from time to time if the Company: (i) pays a stock dividend; (ii) issues or sells any shares of common stock or convertible securities at a price per share less than $14.61, as adjusted; (iii) subdivides or reclassifies its common stock; (iv) distributes assets to holders of common stock; or (v) makes a tender offer for all or any portion of its common stock.


Warrant Agreement

The warrants are subject to adjustment provisions that are similar to those of the Series A Preferred Stock. The warrants must be exercised before May 11, 2007.


Registration Rights Agreement

The shares of Series A Preferred Stock, the warrants, and the shares of common stock issuable upon conversion of the Series A Preferred Stock or exercise of the Warrants are not registered under the Securities Act. The Company has entered into a Registration Rights Agreement providing for certain demand registration and unlimited piggy-back registrations, subject to certain limitations.


Stockholders Agreement

The investors, the Company and certain specified officers of the Company (the "Management Stockholders") entered into a Stockholders Agreement. Among other things, the Stockholders Agreement provides: (i) limitations on transfers of the Company's securities; (ii) the agreement of the parties to vote all securities to elect certain designees to the Company's Board of Directors; and (iii) that certain acts may not be taken without the prior written approval of the directors nominated by the investors.

Those acts include (i) hiring or terminating any senior manager of the Company or any subsidiary; (ii) approval of the Company's annual business plan, operating budget and capital budget; (iii) any capital expenditure not reflected in the Company's annual capital budget which would cause the capital budget to be exceeded by $250,000; (iv) consolidation or merger of the Company, sale of all or substantially all of its assets, recapitalization or liquidation of the Company or other acts that could result in a change of control of the Company;
(v) authorizing or issuing additional equity securities of the Company, (vi) an acquisition or divestiture in excess of $5,000,000; (vii) incurring indebtedness in excess of $2,500,000; (viii) entering into a transaction with an affiliate; or (ix) increasing the securities available under an employee benefit plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, SIX-MONTH PERIODS ENDED APRIL 30, 2000 and 1999

On December 18, 1998, the Company, through a wholly-owned subsidiary, acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). The Company's subsidiary, ETG, Inc. ("ETG"), provides information technology consulting services with a focus on infra-structure management solutions.

With the rapid growth of the Internet, the Company formed a subsidiary during the fiscal year ended October 31, 1999 to meet the exploding requirements of enterprises to outsource their Internet activities into facilities that provide the highest degree of availability and security. The Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company will offer colocation as well as systems and network management services (collectively, the "IDC Services") to companies with mission-critical Internet requirements. On June 6, 2000, the Company announced the signing of a lease on a 52,000 square foot building located in metropolitan Atlanta. The Company will redevelop this building into its second IDC. Subject to the availability of financing, the Company plans to develop 20 IDCs over the next two years. As described in Liquidity and Capital Resources, the Company completed the sale of $60 million of securities in a private placement on May 10, 2000. The Company will require additional financing to effect its full plan of developing 20 IDCs over the next two years.

During the six-month period ended April 30, 2000, revenues decreased $3,605,000 (21%) to $13,698,000 from $17,303,000 for the six-month period ended April 30, 1999. Since Year 2000 compliance was of paramount concern, many companies were reluctant to make any changes with respect to their information technology functions. There was a pronounced decline in requests for proposals ("RFPs") for major outsourcing contracts. With Year 2000 concerns alleviated, there appears to be renewed interest in outsourcing. The potential effect of this renewed interest may not be realized, if at all, until later in the current fiscal year, due to the lengthy sales cycle of a major outsourcing contract. Revenues also were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of IDC Services to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects the loss of a major publishing client, the absence of Year-2000 related revenues, and income received in fiscal 1999 from a covenant not to compete. As previously reported, the publishing client had given notice in 1997 of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty. The decline also reflects the Company's decision to discontinue certain low margin activities that are inconsistent with its current business strategy.

Data processing costs increased $697,000 to $12,489,000 (91% of revenues) during the period ended April 30, 2000 compared with $11,792,000 (68% of revenues) in the period ended April 30, 1999. The increase primarily consists of operating costs of the new IDC and the development of IDC Services to be offered throughout the planned network of IDCs.

Selling and promotion costs increased $631,000 to $1,734,000 (13% of revenues) during the period ended April 30, 2000 compared with $1,103,000 (6% of revenues) in the period ended April 30, 1999. The increase is attributable to a larger staff needed to market the Company's IDC Services.

General and administrative expenses increased $1,906,000 to $4,234,000 (31% of revenues) for the period ended April 30, 2000 from $2,328,000 (13% of revenues) for the six months ended April 30, 1999, reflecting higher costs associated with the Company's IDC Services activities. Amortization of intangibles acquired in connection with the Enterprise Purchase was $256,000 in the current period versus $152,000 for the six months ended April 30, 1999.

The Company recorded net interest income of $15,000 in the current period, compared with net interest income of $179,000 in the prior period. The decrease of $164,000 reflects the reduction of interest income arising from a lower average balance of interest earning assets during the period ended April 30, 2000 as well as interest expense on a considerably larger, average outstanding debt balance than in the period ended April 30, 1999.

The Company recorded a tax benefit of $984,000 for the six months ended April 30, 2000 versus a tax provision of $926,000 for the six months ended April 30, 1999. The potential tax benefit for the period ended April 30, 2000 was reduced by a valuation allowance against net tax benefits recorded in prior periods. The valuation allowance was necessitated by the expectation of continued losses while the Company develops IDCs and related services.

The Company recorded a net loss of $3,759,000 in the period ended April 30, 2000 (($0.78) per share for both basic and diluted shares) versus net income of $1,333,000 ($0.29 and $0.27 per share for basic and diluted shares, respectively) for the period ended April 30, 1999. Common stock equivalents were ignored in determining the net loss per share for fiscal 2000, since the inclusion of such equivalents would be anti-dilutive.


RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED APRIL 30, 2000 and 1999

Revenues declined and expenses increased during the three months ended April 30, 2000 versus the three months ended April 30, 1999 for substantially the same reasons as noted above for the changes between the six-month periods ending on such dates.

During the quarter ended April 30, 2000, revenues decreased $2,439,000 (27%) to $6,583,000 from $9,022,000 for the quarter ended April 30, 1999. Data processing costs increased $538,000 (9%) to $6,635,000 during the quarter ended April 30, 2000 compared with $6,097,000 in the quarter ended April 30, 1999. Selling and promotion costs increased $232,000 (37%) to $866,000 during the quarter ended April 30, 2000 compared with $634,000 in the quarter ended April 30, 1999. General and administrative expenses increased $1,372,000 to $2,407,000 (37% of revenues) for the quarter ended April 30, 2000 from $1,035,000 (11% of revenues) for the three months ended April 30, 1999. Amortization of intangibles acquired in connection with the Enterprise Purchase was $135,000 in the current quarter versus $114,000 for the three months ended April 30, 1999.

The Company recorded net interest expense of $20,000 in the current quarter, compared with net interest income of $57,000 in the prior period. The decrease of $77,000 reflects the reduction of interest income arising from a lower average balance of interest earning assets during the quarter ended April 30, 2000 as well as interest expense on a considerably larger, average outstanding debt balance than in the quarter ended April 30, 1999.

The Company recorded a tax benefit of $439,000 for the quarter ended April 30, 2000 versus a tax provision of $539,000 for the quarter ended April 30, 1999. The potential tax benefit for the period ended April 30, 2000 was reduced by a valuation allowance against net tax benefits recorded in prior periods. The valuation allowance was necessitated by the expectation of continued losses while the Company develops IDCs and related services.

The Company recorded a net loss of $2,906,000 for the quarter ended April 30, 2000 (($0.59) per share for both basic and diluted shares) versus net income of $775,000 ($0.17 and $0.16 per share for basic and diluted shares, respectively) for the quarter ended April 30, 1999. Common stock equivalents were ignored in determining the net loss per share for the current quarter, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended April 30, 2000, the Company used net cash of approximately $3,179,000, primarily as a result of a pretax loss of $4,743,000, offset by $1,096,000 in depreciation and amortization.

The Company invested $2,439,000 for the purchase of equipment, construction of an IDC, and other fixed assets, and $619,000 for product development and enhancement. The Company also reduced short-term investments by $1,673,000.

The principal financing activities were (1) the Company's borrowing of $3,000,000 in convertible notes and $2,000,000 from its line of credit with a bank and (2) receiving proceeds of $1,147,000 from exercises of a warrant and employee stock options.

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line, payable upon demand, accrue interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The interest rate is then fixed during the period corresponding to the particular LIBOR rate selected. The line of credit does not have a fixed term, and it is secured by a first lien on the Company's accounts receivable and certain general intangibles. On December 27, 1999, the Company borrowed $2,000,000 under the 90-day LIBOR rate option. On March 28, 2000, the Company renewed this note utilizing the 90-day LIBOR rate option. The interest rate on the current LIBOR contract is 7.505% on an annualized basis. In light of a $60 million private placement described below, the Company plans to repay the advance when it becomes due on June 27, 2000 and cancel the line.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors (the "Lenders") providing for a series of short-term convertible notes coupled with certain rights to receive equity interests in either the subsidiary or the parent. The Lenders advanced $3 million at the closing. The proceeds would be used to develop and operate Internet Data Centers. Each note, regardless of when funded, matures on February 25, 2001 and bears interest at 6% for the first six months. Thereafter, interest increases to 13% in the seventh month and rises 1% for each subsequent month that the applicable note remains outstanding. At the option of the holder, a note outstanding for more than 180 days may be exchanged for the Company's common stock. An exchanging note holder would receive shares valued at 90% of the average closing price for the ten trading days prior to the exchange. Any or all of the outstanding notes may be prepaid by the Company without penalty.

On May 10, 2000, in connection with the sale of securities discussed below, the Company repaid the outstanding $3 million plus accrued interest. The Company also issued warrants to the Lenders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the termination of all other potential equity interests in either the parent or the subsidiary held by the Lenders.

As of April 30, 2000, the Company had cash and equivalents aggregating approximately $3,117,000.

A $60 million private placement of the Company's securities closed on May 10, 2000. The Company issued 157,377 shares of Series A 8% Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share. Each share of the Series A Preferred Stock bears dividends at the rate of $7.625 per quarter, which will accumulate and compound quarterly at 8% per annum for the first three years and thereafter may be accumulated and compounded or paid in cash, at the option of the Company.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop twenty IDCs in the United States and abroad over the next two years. The Company will require additional financing to effect this plan.


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

Internal and external costs specifically associated with Y2K modifications for internal purposes were expensed when incurred. The cost for this activity was approximately $300,000.


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

PART II - OTHER INFORMATION

ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

            3.1A Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the period ended October 31, 1999.

        3.1B Certificate of Amendment to the Company's Certificate of Incorporation, filed May 8, 2000, to increase the authorized shares and to remove Article 11.

        3.1C Certificate of Amendment to the Company's Certificate of Incorporation, filed as of June 5, 2000, to change the name of the Company to Infocrossing, Inc.

        3.2   Amended and Restated By-Laws, incorporated by reference to Exhibit
              3.2 to the Company's Form 10-KSB for the period ended October 31, 1999.

4.1 Certificate of Designation of the Powers, Preferences and other Special Rights of Series A Cumulative Convertible Participating Preferred Stock, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

4.2      Registration Rights Agreement by and among Computer Outsourcing
                     Services, Inc.; DB Capital Investors, LP; the `Initial Sandler Holders' as defined in the agreement ("Sandler Holders"); and Zach Lonstein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

4.3      Warrant Agreement between Computer Outsourcing Services, Inc. and the Warrantholders Party thereto, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

4.4 Stockholders Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Sandler Holders; and the Management and Non-Management Stockholders listed therein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

10.1     Loan and Security Agreement by and among Infocrossing, Inc.;
                     Computer Outsourcing Services, Inc.; Kennedy-Wilson, Inc.; Cahill, Warnock Strategic Partners Fund, LP; and Strategic Associates, LP, incorporated by reference to Exhibit C-1 included in and 8-K filed on April 24, 2000.

10.2     Securities Purchase Agreement dated as of April 7, 2000 by and between Computer Outsourcing Services, Inc.; DB Capital Investors, LP; and certain other purchasers as named therein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

        27    Financial Data Schedule, filed electronically only.


(b)     Reports on Form 8-K:

        A report on Form 8-k was filed on April 24, 2000 to report the signing of a Securities Purchase Agreement dated as of April 7, 2000 by and between Computer Outsourcing Services, Inc.; DB Capital Investors, LP; and certain other purchasers as named therein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFOCROSSING, INC.




                                           /s/
June 14, 2000                      ------------------------------------
                                    Zach Lonstein
                                    Chief Executive Officer



                                           /s/
June 14, 2000                      -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer