Form 10-Q
period 2000-07-31
INFOCROSSING INC
filed 2000-09-14
CIK 893816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2000
                         Commission file number: 0-20824



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

               2 Christie Heights Street Leonia, New Jersey 07605
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 840-4700
                           --------------------------
                           (Issuer's telephone number)



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

There were 5,887,611 shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 13, 2000.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        INFOCROSSING, INC. & SUBSIDIARIES
                 (Formerly Computer Outsourcing Services, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                           July 31, 2000     October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)

                  ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $46,980,485         $ 1,590,223
  Marketable debt securities, at cost
    which approximates market value           5,367,016           1,673,441
  Trade accounts receivable, net of
    allowances for doubtful accounts
    of $468,457 and $350,939                  3,958,815           6,010,366
  Prepaid and refundable income taxes         2,839,747             961,196
  Deferred income taxes                            -                591,178
  Prepaid license fees                        1,082,347             915,935
  Prepaid expenses and other
    current assets                            1,092,811             587,264
                                            -----------         -----------
                                             61,321,221          12,329,603
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                   5,855,251           3,638,993
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,692,733           2,223,823
  Intangibles, net                            9,061,992           8,484,564
  Due from related parties, net                 168,092             132,314
  Deferred income taxes                            -                235,986
  Security deposits and other
    non-current assets                        2,583,791             508,800
                                            -----------         -----------
                                             14,506,608          11,585,487
                                            -----------         -----------
  TOTAL ASSETS                             $ 81,683,080        $ 27,554,083
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 (Formerly Computer Outsourcing Services, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                           July 31, 2000     October 31, 1999
                                         ----------------    ----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,491,023         $ 1,237,479
   Current portion of long-term debt and
    capitalized lease obligations                 8,012              19,017
   Current portion of accrued loss on
    office subleases                            470,745             256,429
   Accrued expenses                           2,166,947           1,514,514
   Customer deposits and other current
    liabilities                                  83,317             137,208
                                            -----------         -----------
                                              4,220,044           3,164,647
                                            -----------         -----------
OTHER LIABILITIES:
   Accrued loss on office subleases           1,744,938           1,564,592
                                            -----------         -----------
COMMITMENTS AND CONTINGENCIES

Redeemable 8% Series A Cumulative
  Convertible Participating Preferred
  Stock; $0.01 par value; 300,000 shares
  authorized; 157,377 issued and
  outstanding (liquidation preference
  $61,109,333 at July 31, 2000)              32,108,795                -
                                            -----------         -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value;
    2,700,000 shares authorized,
    none issued or outstanding                     -                   -
   Common stock, $0.01 par value;
    50,000,000 shares authorized;
    shares issued 5,883,523 and
    4,737,915, respectively                      58,835              47,379
   Additional paid-in capital                58,714,177          15,519,826
   Retained earnings/(deficit)               (4,023,819)          7,264,952
                                            -----------         -----------
                                             54,749,193          22,832,157
   Less 5,608 and 1,000 shares of common
    stock held in treasury, respectively,
    at cost                                    (119,057)             (7,313)
   Unamortized restricted stock award       (11,020,833)               -
                                            -----------         -----------
                                             43,609,303          22,824,844
                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 81,683,080        $ 27,554,083
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                 (Formerly Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Nine months ended         Three Months ended
                                    July 31,                    July 31,
                            -------------------------  ------------------------
                                2000         1999         2000        1999
                            ------------  -----------  -----------  -----------

REVENUES                    $ 19,056,271  $26,375,499  $ 5,358,526  $ 9,072,218
                            ------------  -----------  -----------  -----------
COSTS and EXPENSES:
Operating costs               19,293,308   17,680,781    6,804,774    6,016,716
Selling and promotion costs    2,570,320    1,959,569      836,684      674,180
General and administrative
   expenses                    8,392,996    3,767,337    4,158,547    1,494,318
Interest income, net            (785,664)    (226,334)    (770,348)     (47,519)
                            ------------  -----------  -----------  -----------
                              29,470,960   23,181,353   11,029,657    8,137,695
                            ------------  -----------  -----------  -----------
Income/(loss) from
   operations before
   provision/(benefit)
   for income taxes          (10,414,689)   3,194,146   (5,671,131)     934,523
Provision/(benefit)
   for income taxes             (984,249)   1,224,600         -         298,200
                            ------------  -----------  -----------  -----------
Net income/(loss)             (9,430,440)   1,969,546   (5,671,131)     636,323

Accretion and dividends on
  redeemable preferred
  stock                       (1,858,331)        -      (1,858,331)        -
                            ------------  -----------  -----------  -----------
NET INCOME/(LOSS) AVAILABLE
  TO COMMON STOCKHOLDERS    $(11,288,771) $ 1,969,546  $(7,529,462) $   636,323
                            ============  ===========  ===========  ===========

                             Continued on next page.

          See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                 (Formerly Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited - Continued)

                                 Nine months ended         Three Months ended
                                     July 31,                    July 31,
                             ------------------------  ------------------------
                                 2000         1999         2000        1999
                             -----------  -----------  -----------  -----------

Basic earnings/(loss)
   per common share          $     (2.24) $      0.43  $     (1.38) $      0.13
                             ===========  ===========  ===========  ===========
Weighted average number
   of common shares
   outstanding                 5,038,046    4,602,693    5,448,009    4,717,212
                             ===========  ===========  ===========  ===========


Diluted earnings/(loss)
   per common share          $     (2.24) $      0.40  $     (1.38) $      0.13
                             ===========  ===========  ===========  ===========
Weighted average number
   of common shares and
   equivalents outstanding     5,038,046    4,927,278    5,448,009    5,026,681
                             ===========  ===========  ===========  ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 (Formerly Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                 Nine months ended July 31,
                                              -------------------------------
                                                  2000                1999
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                             $(9,430,440)        $ 1,969,546
Adjustments to reconcile net income/(loss)
 to net cash used in operating activities:
  Depreciation and amortization                 1,661,764           1,429,183
  Amortization of restricted stock award          479,167                -
  Warrants issued in connection with
    termination of a credit arrangement           120,000                -
  Income from a non-competition,
    confidentiality, and conduct of
    business agreement                               -               (360,000)
  Accrued loss on sublease                        514,371                -
  Reduction in deferred income taxes              827,164             251,199
  Decrease/(increase) in:
    Trade accounts receivable                   2,051,551          (1,797,717)
    Prepaid and refundable taxes               (1,878,551)               -
    Prepaid license fees, prepaid
     expenses and other current assets           (671,959)           (440,089)
  Increase/(decrease) in:
    Accounts payable                              253,544             542,838
    Income taxes payable                             -               (674,290)
    Accrued expenses                              684,361          (1,040,010)
    Payments on accrued loss on
     office subleases                             (88,585)               -
    Customer deposits and other
     Current liabilities                          (53,891)            (84,248)
                                              -----------         -----------
       Net cash used in
        operating activities                   (5,531,504)           (203,588)
                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (2,906,480)           (474,320)
Disposal of property and equipment                  2,750                -
(Investment in)/redemption of investments
  in marketable debt securities                (3,693,575)          1,979,265
Payment for the purchase of certain assets
  and the business of Enterprise Technology
  Group, Inc. (the "Enterprise Purchase"),
  Plus related expenses                              -             (4,293,701)
Increases in security deposits                 (2,086,185)             (2,311)
Payments received for Assets Held for Sale           -                 82,696
Increase in deferred software costs              (874,276)           (639,441)
                                              -----------         -----------
  Net cash used in investing activities       $(9,557,766)        $(3,347,812)
                                              -----------         -----------
                             Continued on next page.

          See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 (Formerly Computer Outsourcing Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited - Continued)

                                                 Nine months ended July 31,
                                              -------------------------------
                                                  2000                1999
                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a private equity placement      $58,430,596         $      -
Proceeds from debt financing and a
   line of credit                               7,000,000                -
Repayment of debt and capital leases           (7,042,933)           (244,720)
Advances to related parties, net of
   Repayments                                     (35,778)            (42,117)
Purchase of treasury stock                           -                 (7,313)
Proceeds from the sale of common stock            999,996                -
Proceeds from the exercises of stock
  options and warrants                          1,158,775             662,309
                                              -----------         -----------
  Net cash provided by financing activities    60,510,656             368,159
                                              -----------         -----------
CASH FLOWS FROM DISCONTINUED
  OPERATION:
  Payment of taxes on gain and other
    expenses related to sale of the
    Payroll Division                                 -             (2,533,092)
  Payments on portion of accrued loss
    on office sublease relating to
    discontinued operation                        (31,124)               -
                                              -----------         -----------
    Net cash used in discontinued operation       (31,124)         (2,533,092)
                                              -----------         -----------
    Net increase/(decrease) in cash
      and equivalents                          45,390,262          (5,716,333)
    Cash and equivalents at the
      beginning of the period                   1,590,223           9,403,006
                                              -----------         -----------
    Cash and equivalents at the end
      of the period                           $46,980,485         $ 3,686,673
                                              ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                          $   112,360         $    22,922
                                              ===========         ===========
    Income taxes                              $    55,878         $ 3,815,968
                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING ACTIVITIES:
Stock issued for a portion of the
    Enterprise Purchase                       $ 1,135,160         $ 2,681,201
                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING ACTIVITIES:
Treasury shares received in payment
    of a stock option exercise                $   111,744                -
                                              ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 (Formerly Computer Outsourcing Services, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        Unamortized
                 Common     Par      Paid in     Retained    Treasury    Restricted
                 Shares    Value     Capital     Earnings      Stock    Stock  Award     Total
               ---------  -------  -----------  -----------  ---------  ------------  -----------
Balance,
  October
  31, 1999     4,737,915  $47,379  $15,519,826  $ 7,264,952  $  (7,313)         -     $22,824,844

Exercises
  of stock
  options        165,690    1,657      893,862         -          -             -         895,519

4,608 shares
  surrendered
  for stock
  option
  exercise          -        -            -            -      (111,744)         -        (111,744)

Contingent
  payment
  relating to
  purchase of
  assets          36,472      365    1,134,795         -          -             -       1,135,160

Exercise of
  warrants        75,000      750      374,250         -          -             -         375,000

Sale of
  restricted
  shares by
  the Company     68,446      684      999,312         -          -             -         999,996

Restricted
  stock award    800,000    8,000   11,492,000         -          -      (11,500,000)        -

Amortization
  of restricted
  stock award       -        -            -            -          -          479,167      479,167

Issuance of
  warrants in
  connection
  with
  termination
  of a financing
  arrangement       -        -         120,000         -          -             -         120,000

Accretion and
  dividends on
  redeemable
  preferred stock   -        -            -      (1,858,331)      -             -      (1,858,331)

Issuance of
  warrants in
  a private
  placement         -        -      28,180,132         -          -             -      28,180,132

Net loss            -        -            -      (9,430,440)      -             -      (9,430,440)
               ---------  -------  -----------  -----------  ---------  ------------  -----------
Balance, July
  31, 2000     5,883,523  $58,835  $58,714,177  $(4,023,819) $(119,057) $(11,020,833) $43,609,303
               =========  =======  ===========  ===========  =========  ============  ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                 (Formerly Computer Outsourcing Services, Inc.)
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of July 31, 2000 and the consolidated statements of operations and cash flows for the nine and three-month periods ended July 31, 2000 and 1999 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended July 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal years.

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

On June 5, 2000, the Company changed its name to Infocrossing, Inc. This name change was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 8, 2000. In connection with this change, the Company's trading symbol on the Nasdaq National Market System changed from COSI to IFOX.

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


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

3.  DEBT

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line were payable upon demand and accrued interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The line of credit did not have a fixed term, and was secured by a first lien on the Company's accounts receivable and certain general intangibles.

On December 27, 1999, the Company borrowed $2,000,000 under the 90-day LIBOR rate option. On March 28, 2000, the Company renewed this note utilizing the 90-day LIBOR rate option. In light of the private placement of securities discussed in Note 6, the Company repaid the advance when it became due on June 27, 2000 and cancelled the line.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors (the "Lenders") providing for a series of short-term convertible notes coupled with certain rights to receive equity interests in either the subsidiary or the parent. The Lenders advanced $3 million at the closing. The proceeds were to be used to develop and operate Internet Data Centers. Each note, regardless of when funded, matured on February 25, 2001 and would have borne interest at 6% for the first six months. Thereafter, interest would have increased to 13% in the seventh month and would have risen 1% for each subsequent month that the applicable note remained outstanding.

At the option of a Lender, a note outstanding for more than 180 days could have been exchanged for the Company's common stock. An exchanging note holder would have received shares valued at 90% of the average closing price for the ten trading days prior to the exchange. Any or all of the outstanding notes could have been prepaid by the Company without penalty.

On May 10, 2000, in connection with the private placement of securities discussed in Note 6, the Company repaid the outstanding $3 million plus accrued interest. On June 5, 2000, the Company issued warrants to the Lenders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the termination of all other potential equity interests in either the parent or the subsidiary held by the Lenders. The warrants are immediately exercisable and expire on June 5, 2004. The fair value of the warrants, calculated using the Black-Scholes pricing model, is included in the statements of operations for the periods ended July 31, 2000.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the nine and three months ended July 31, 2000, common stock equivalents were ignored since the effect of including such equivalents would have been anti-dilutive.

5.  STOCK OPTIONS

The Company accounts for options granted under the 1992 Stock Option and Stock Appreciation Rights Plan, as amended, (the "Plan") in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock option awards. Had the compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma income/(loss) and pro forma income/(loss) per common share for the nine-month periods ended July 31, 2000 and 1999 would be as follows:

                                        2000                      1999
                             --------------------------   -----------------------
                              Historical     Pro Forma    Historical    Pro Forma
                             ------------  ------------   ----------   ----------

Net income/(loss) available
  to common stockholders     $(11,289,000) $(12,180,000)  $1,970,000   $1,690,000
                             ============  ============   ==========   ==========
Net income/(loss)
  per diluted common share   $      (2.24) $      (2.41)  $     0.40    $    0.34
                             ============  ============   ==========   ==========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. Non-qualified options issued under the Plan have all been granted at fair market value, although the Plan permits issuance of non-qualified options at less than fair market value. The weighted average fair value of the stock options granted during the nine-month periods ended July 31, 2000 and 1999 was $3,315,000 and $519,000, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of 6.50%; expected lives of between six-months and three and one-half years; and expected volatility of 50.0%. The following weighted average assumptions were used for grants in 1999: a risk-free interest rate of 5.71%; expected lives of between six months and six years; and expected volatility of 49.5%.


6.  PRIVATE PLACEMENT OF SECURITIES

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

The private placement of $60 million of securities closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share.

The Company primarily will use the proceeds ($58,430,596 after giving effect to costs and legal fees) from this transaction to pursue its business plan of developing and operating Internet Data Centers. The Company also repaid debt from these proceeds as described in Note 3.

The carrying value of the warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings.

The significant provisions of the Series A Preferred Stock are as follows:

Each share of Series A Preferred Stock maintains a liquidation preference of $381.25 per share, or an aggregate of $60 million for all 157,377 shares, plus accumulated and accrued dividends. Each share of Series A Preferred Stock bears dividends at the rate of $7.625 payable on March 1, June 1, September 1, and December 1 of each year. Such dividends will accumulate and compound quarterly at a rate of 8% per annum for approximately the first three years. Thereafter, dividends may be accumulated and compounded quarterly at 8% per annum or paid in cash, at the option of the Company. Each share of Series A Preferred Stock is convertible initially into ten shares of common stock of the Company at the option of the Purchasers, subject to adjustment provided in the Certificate of Designation.

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

The Company has the option to redeem the Series A Preferred Stock at any time following five years from the closing date at the greater of (x) $381.25 per share plus all accrued and unpaid dividends or (y) the market value per share at the date of redemption of the common stock into which shares of the Series A Preferred Stock are convertible. The holders have a one-year right to require the Company to redeem shares of Series A Preferred Stock after seven years from the closing date for $381.25 per share, plus all accrued and unpaid dividends thereon, in certain circumstances.

Each share of Series A Preferred Stock is entitled to vote on all matters on which holders of common stock are entitled to vote, with each share of Series A Preferred Stock having a number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is convertible.

The approval of the holders of two-third of the shares of Series A Preferred Stock is required for the Company to: (i) amend its charter or by-laws so as to adversely effect the rights or preferences of the Series A Preferred Stock; (ii) merge or transfer all or substantially of its assets, reorganize, or take any action that is expected to result in a change of control of the Company or a planned liquidation; (iii) impose material restrictions on the Company's ability to honor the rights of the holders of the Series A Preferred Stock; (iv) authorize or sell any class or series of equity securities (other than stock options pursuant to existing plans or upon the conversion of the Series A Preferred Stock or the exercise of the warrants which ranks senior to, or pari passu with, the Series A Preferred Stock); (v) subdivide or modify any outstanding shares of the Company if the rights of the holders of the Series A Preferred Stock are impaired; or (vi) pay any dividends on any class of stock (other than the Series A Preferred Stock) or redeem or repurchase any equity securities of the Company or its subsidiaries.

Warrant Agreement

The warrants issued to the Holders are subject to adjustment provisions that are similar to those of the Series A Preferred Stock. The warrants must be exercised before May 11, 2007.

Registration Rights Agreement

The sale of shares of Series A Preferred Stock, the warrants, and the shares of common stock issuable upon conversion of the Series A Preferred Stock or exercise of the Warrants are not registered under the Securities Act. The Company has entered into a Registration Rights Agreement providing for certain demand registration and unlimited piggy-back registrations, subject to certain limitations.

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


7.  LEASING ACTIVITIES

New Internet Data Centers.

On June 6, 2000, the Company announced the signing of a lease on a 52,000 square foot building located in metropolitan Atlanta. The Company will redevelop this building into its second IDC. On July 25, 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction as its third IDC, located in the Northern Virginia high tech corridor.

These leases required the Company to provide security deposits aggregating approximately $2,086,000 in the form of standby letters of credit, which the Company collateralizes by means of restricted cash funds invested in certificates of deposit. The amounts of these letters of credit may be reduced, at various times and subject to various conditions, to an aggregate of approximately $725,000 by 2010.

Sales Office Closed.

In July 2000, the Company closed a sales office in Charlotte, NC. The activities of this office have been consolidated with those in Leonia, NJ, and the Company is actively seeking a subtenant for the space, which is not suitable for conversion into an IDC. The Company has accrued approximately $514,000 for future lease payments on this facility through the end of the lease on December 31, 2002.


8.  RESTRICTED STOCK AWARD

The employment agreement with the Company's CEO provides for an award of 800,000 restricted shares of common stock. Such award vests at various times during the period ending June 15, 2004. The value of these restricted shares ($11,500,000 on the grant date of June 15, 2000) will be amortized ratably over the four year vesting schedule. At the same time, the CEO also purchased 68,446 shares of common stock from the Company at $14.61 per share. As a result of the foregoing, the CEO now owns approximately 15% of the outstanding shares of the Company's common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, NINE-MONTH PERIODS ENDED JULY 31, 2000 and 1999

On December 18, 1998, the Company, through a wholly-owned subsidiary, acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). The Company's subsidiary, ETG, Inc. ("ETG"), provides information technology consulting services with a focus on infra-structure management solutions.

With the rapid growth of the Internet, the Company formed a subsidiary during the fiscal year ended October 31, 1999 to meet the exploding requirements of enterprises to outsource their Internet activities into facilities that provide the highest degree of availability and security. The Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company will offer colocation as well as systems and network management services (collectively, the "IDC Services") to companies with mission-critical Internet requirements. On June 6, 2000, the Company announced the signing of a lease on a 52,000 square foot building located in metropolitan Atlanta. The Company will redevelop this building into its second IDC. On July 25, 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction as its third IDC, located in the Northern Virginia high tech corridor. Subject to the availability of financing, the Company plans to develop a total of 20 IDCs over the next three years. Initially, the Company had planned to build 20 smaller IDCs over the next two years. As described in Liquidity and Capital Resources, the Company completed the sale of $60 million of securities in a private placement on May 10, 2000. The Company will require additional financing to effect its full plan of developing 20 IDCs over the next three years.

During the nine-month period ended July 31, 2000, revenues decreased $7,319,000 (28%) to $19,056,000 from $26,375,000 for the nine-month period ended July 31, 1999. Since Year 2000 compliance was of paramount concern, many companies were reluctant to make any changes with respect to their information technology functions. There was a pronounced decline in requests for proposals ("RFPs") for major outsourcing contracts. With Year 2000 concerns alleviated, there appears to be renewed interest in outsourcing. The potential effect of this renewed interest may not be realized, if at all, until later in the current fiscal year, due to the lengthy sales cycle of a major outsourcing contract. Revenues also were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of IDC Services to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects the loss of a major publishing client, the absence of Year-2000 related revenues, and income received in fiscal 1999 from a covenant not to compete. As previously reported, the publishing client had given notice in 1997 of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty. The decline also reflects the Company's decision to discontinue certain low margin activities that are inconsistent with its current business strategy.

Operating costs increased $1,612,000 (9%) to $19,293,000 during the period ended July 31, 2000 compared with $17,681,000 in the period ended July 31, 1999. The increase primarily consists of IDC operating costs and the development of IDC Services to be offered throughout the planned network of IDCs.

Selling and promotion costs increased $610,000 (31%) to $2,570,000 during the period ended July 31, 2000 compared with $1,960,000 in the period ended July 31, 1999. The increase is attributable to a larger staff needed to market the Company's IDC Services.

General and administrative expenses increased $4,626,000 to $8,393,000 for the period ended July 31, 2000 from $3,767,000 for the nine months ended July 31, 1999, reflecting higher costs associated with the Company's IDC Services activities. Current period expenses also include: $479,000 of amortization of a restricted stock award; an accrual of $514,000 of future lease costs related to a closed sales office; $457,000 of search and other professional fees incurred in connection with entering into an employment agreement with a new CEO; and $120,000 representing the value of warrants issued to extinguish certain rights held by investors in a financing arrangement. Amortization of intangibles acquired in connection with the Enterprise Purchase was $344,000 in the current period versus $267,000 for the nine months ended July 31, 1999.

The Company recorded net interest income of $786,000 in the current period, compared with net interest income of $226,000 in the prior period. The increase of $560,000 reflects interest income from a significantly higher average balance of interest-earning assets during the period ended July 31, 2000, offset by interest expense on a larger average outstanding debt balance than in the period ended July 31, 1999.

The Company recorded a tax benefit of $984,000 for the nine months ended July 31, 2000 versus a tax provision of $1,225,000 for the nine months ended July 31, 1999. The potential tax benefit for the period ended July 31, 2000 was reduced by a valuation allowance against net tax benefits. The valuation allowance was necessitated by the expectation of continued losses while the Company develops IDCs and IDC services.

The Company recorded a net loss of $9,430,000 in the period ended July 31, 2000 versus net income of $1,970,000 for the period ended July 31, 1999. Net loss available to common stockholders after accretion, accumulated dividends, and accrued dividends on preferred stock was $11,289,000 for the nine months ended July 31, 2000. The loss per common share was $2.24 for the period ended July 31, 2000 on both a basic and diluted basis. For the nine months ended July 31, 1999, earnings per share was $0.43 and $0.40 for basic and diluted common shares, respectively. Common stock equivalents were ignored in determining the net loss per share for fiscal 2000, since the inclusion of such equivalents would be anti-dilutive.


RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED JULY 31, 2000 and 1999

Revenues declined and expenses increased during the three months ended July 31, 2000 versus the three months ended July 31, 1999 for substantially the same reasons as noted above for the changes between the nine-month periods ending on such dates.

During the quarter ended July 31, 2000, revenues decreased $3,713,000 (41%) to $5,359,000 from $9,072,000 for the quarter ended July 31, 1999. Operating costs increased $788,000 (13%) to $6,805,000 during the quarter ended July 31, 2000 compared with $6,017,000 in the quarter ended July 31, 1999. Selling and promotion costs increased $163,000 (24%) to $837,000 during the quarter ended July 31, 2000 compared with $674,000 in the quarter ended July 31, 1999. General and administrative expenses increased $2,665,000 to $4,159,000 for the quarter ended July 31, 2000 from $1,494,000 for the three months ended July 31, 1999.

Current quarter expenses include: $479,000 of amortization of a restricted stock award; an accrual of $514,000 of future lease costs related to a closed sales office; $457,000 of search and other professional fees incurred in connection with entering into an employment agreement with a new CEO; and $120,000 representing the value of warrants issued to extinguish certain rights held by investors in a financing arrangement.

The Company recorded net interest income of $770,000 in the current quarter, compared with net interest income of $48,000 in the prior period. The increase of $723,000 reflects interest income from a significantly higher average balance of interest-earning assets during the quarter ended July 31, 2000, offset by interest expense on a larger average outstanding debt balance than in the quarter ended July 31, 1999.

The Company did not record a tax benefit for the quarter ended July 31, 2000 since the ability to carry back losses to generate tax refunds is limited to amounts paid in certain prior periods. Any potential tax benefit for the period ended July 31, 2000 has been reduced by a valuation allowance against net tax benefits. The valuation allowance was necessitated by the expectation of continued losses while the Company develops IDCs and IDC services.

The Company recorded a net loss of $5,671,000 in the quarter ended July 31, 2000 versus net income of $636,000 for the quarter ended July 31, 1999. Net loss available to common stockholders after accretion, accumulated dividends, and accrued dividends on preferred stock was $7,529,000 for the quarter ended July 31, 2000. The loss per common share was $1.38 for the quarter ended July 31, 2000 on both a basic and diluted basis. For the quarter ended July 31, 1999, earnings per share was $0.13 for both basic and diluted common shares. Common stock equivalents were ignored in determining the net loss per share for fiscal 2000, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended July 31, 2000, the Company used net cash in operating activities of approximately $5,531,000, primarily as a result of a pretax loss of $10,415,000, offset by $2,052,000 in net receipts on accounts receivable, the accrual of a lease abandonment loss approximating $514,000 and $2,141,000 in depreciation and amortization.

The Company invested $2,906,000 for the purchase of equipment, IDC construction, and other fixed assets; $2,082,000 in real estate security deposits (in the form of fully-collateralized standby letters of credit); and $874,000 for product development and enhancement. The Company also increased short-term investments by $3,694,000.

The principal financing activities were (1) a private placement of $60 million of convertible preferred stock and common stock warrants, (2) borrowings of $3,000,000 in convertible notes and $2,000,000 from its line of credit with a bank, and (3) sales proceeds of $2,159,000 from common stock issuances.

A private placement of the Company's securities closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share. The net proceeds to the Company were approximately $58,431,000 after transaction costs.

Each share of Series A Preferred Stock maintains a liquidation preference of $381.25 per share, or an aggregate of $60 million for all 157,377 shares, plus accumulated and accrued dividends. Each share of Series A Preferred Stock bears dividends at the rate of $7.625 payable on March 1, June 1, September 1, and December 1 of each year. Such dividends will accumulate and compound quarterly at a rate of 8% per annum for approximately the first three years. Thereafter, dividends may be accumulated and compounded quarterly at 8% per annum or paid in cash, at the option of the Company. Each share of Series A Preferred Stock is convertible initially into ten shares of common stock of the Company at the option of the Purchasers, subject to adjustment provided in the Certificate of Designation.

On October 29, 1999, the Company entered into an agreement with a bank for a line of credit of up to $5,000,000. Amounts drawn under this line were payable upon demand and accrued interest (at the Company's option) at either the Prime Rate or 1.25% over the 30, 60, or 90 day LIBOR rate. The line of credit did not have a fixed term, and was secured by a first lien on the Company's accounts receivable and certain general intangibles.

On December 27, 1999, the Company borrowed $2,000,000 under the 90-day LIBOR rate option. On March 28, 2000, the Company renewed this note utilizing the 90-day LIBOR rate option. In light of the private placement of securities discussed above, the Company repaid the advance when it became due on June 27, 2000 and cancelled the line.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors (the "Lenders") providing for a series of short-term convertible notes coupled with certain rights to receive equity interests in either the subsidiary or the parent. The Lenders advanced $3 million at the closing. The proceeds were to be used to develop and operate Internet Data Centers. Each note, regardless of when funded, matured on February 25, 2001 and would have borne interest at 6% for the first six months. Thereafter, interest would have increased to 13% in the seventh month and would have risen 1% for each subsequent month that the applicable note remained outstanding.

At the option of a Lender, a note outstanding for more than 180 days could have been exchanged for the Company's common stock. An exchanging note holder would have received shares valued at 90% of the average closing price for the ten trading days prior to the exchange. Any or all of the outstanding notes could have been prepaid by the Company without penalty.

On May 10, 2000, in connection with the private placement of securities discussed above, the Company repaid the outstanding $3 million plus accrued interest. On June 5, 2000, the Company issued warrants to the Lenders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the termination of all other potential equity interests in either the parent or the subsidiary held by the Lenders. The warrants expire on June 5, 2004. The fair value of the warrants, calculated using the Black-Scholes pricing model, is included in the statements of operations for the periods ended July 31, 2000.

As of July 31, 2000, the Company had cash and equivalents and highly-liquid short-term investments aggregating approximately $52,348,000.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop twenty IDCs in the United States and abroad over the next three years. Initially, the Company had planned to develop 20 smaller IDCs over the next two years. The Company will require additional financing to effect its plan.


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

PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of the Company was held on May 8, 2000, at which the following actions were taken:

      (1) The stockholders approved, by a vote of 3,601,859 shares to none, a resolution to change the name of the Company from Computer Outsourcing Services, Inc. to Infocrossing, Inc.

      (2) The stockholders approved, by a vote of 3,012,461 in favor to 589,398 against, a resolution to increase the number of authorized common shares to 50,000,000 and the number of authorized preferred shares to 3,000,000.

      (3) The stockholders approved, by a vote of 3,452,759 in favor to 149,100 against, a resolution to amend the Company's Certificate of Incorporation to remove restrictions on the granting of pre-emptive rights.

      (4) The stockholders approved, by a vote of 2,906,382 in favor to 695,477 against, the private placement of 157,377 shares of 8% Series A Cumulative Convertible Participating Preferred Stock and Warrants to purchase 2,531,926 shares of common stock for an aggregate purchase price of $60,000,000.

      (5) The stockholders approved, by a vote of 2,879,481 in favor to 722,378 against, a resolution to amend and restate the Company's 1992 Stock Option and Stock Appreciation Rights Plan to increase the number of shares of common stock for which options may be granted to 2,700,000, and to incorporate all prior amendments.

      (6) Peter DaPuzzo, Warren E. Ousley, and Howard Waltman were each elected to serve three year terms on the Company's Board of Directors, or until their successors are duly elected and qualified. In each case, the number of shares voted in favor was 3,456,447 and the number of shares withheld was 145,600.

             Items 1-3 above required a majority of the outstanding shares for approval. Items 5-6 and the election of Directors required a plurality of the shares cast.

ITEM 6  - Exhibits and Reports on Form 8-K

(a)     Exhibits:

        3.1A Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the period ended October 31, 1999.

        3.1B Certificate of Amendment to the Company's Certificate of Incorporation, filed May 8, 2000, to increase the authorized shares and to remove Article 11, incorporated by reference to the Company's report on Form 10-Q for the period ended April 30, 2000.

        3.1C Certificate of Amendment to the Company's Certificate of Incorporation, filed as of June 5, 2000, to change the name of the Company to Infocrossing, Inc., incorporated by reference to the Company's report on Form 10-Q for the period ended April 30, 2000.

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

        4.2 Registration Rights Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Initial
              Sandler Holders as defined in the agreement; and Zach
              Lonstein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

        4.3 Warrant Agreement between Computer Outsourcing Services, Inc. and the Warrantholders Party thereto, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

        4.4 Stockholders Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Initial Sandler Holders; and the Management and Non-Management Stockholders listed therein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

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

       10.3 Employment Agreement, dated as of June 15, 2000, between the Company and Charles F. Auster.

       10.4 Employment Agreement, dated as of November 1, 1999, between the Company and Zach Lonstein.

       10.5 Employment Agreement, dated as of November 1, 1999, between the Company and Robert Wallach.

       10.6 Office Lease Agreement dated May 22, 2000 by and between Crocker Realty Trust and the Company.

       10.7 Deed of Lease between Beco-Terminal, LLC and the Company, dated July 21, 2000.

        27    Financial Data Schedule, filed electronically only.


(b)     Reports on Form 8-K:

         The Company filed a Report on Form 8-K on May 24, 2000 to announce the closing of a $60 million private placement of securities.

         The Company filed a Report on Form 8-K on June 2, 2000 to announce its new name: Infocrossing, Inc. and its new trading symbol: IFOX.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFOCROSSING, INC.




                                           /s/
September 14, 2000                  ------------------------------------
                                    Zach Lonstein
                                    Chairman



                                           /s/
September 14, 2000                  -------------------------------------
                                    Nicholas J. Letizia
                                    Chief Financial Officer