Form 10-K
period 2000-10-31
INFOCROSSING INC
filed 2001-01-29
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: October 31, 2000

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its Charter)

                               Delaware 13-3252333
                -------------------------------- ----------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

On January 12, 2001, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $21,069,000.

On January 12, 2001, 5,855,782 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

Part III of this document incorporates by reference a Definitive Proxy Statement to be filed by the Company on or before February 28, 2001





                                    Page - 1

                                     PART I

Item 1.  Description of Business

General

Infocrossing, Inc. (together with its subsidiaries, the "Company"), was organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, the Company changed its name from Computer Outsourcing Services, Inc. to highlight its expanded business base that now includes Internet Data Centers and automated integrated managed services. The Company provides data system outsourcing services in the following areas (1) Internet Data Center and server-hosting services; (2) a full suite of automated integrated managed services that assure optimal performance, security, reliability, and scalability of a customer's computer systems operations; (3) information technology ("IT") hosting services; and (4) systems infrastructure and operations consulting. The Company expects greater future growth potential from the activities described in (1) and (2) above, although such activities were not significant in the fiscal year ended October 31, 2000. Its customers include commercial enterprises, institutions, and government agencies. The Company has grown through strategic acquisitions as well as business development.

The Company's core activity has been providing infrastructure, systems, and managed network services to large- and medium-size enterprises. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses.

Private Sale of Securities

On April 7, 2000, the Company entered into a Securities Purchase Agreement providing for a group of investors to purchase $60 million of the Company's securities in a private placement. The transaction was approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 8, 2000.

The private placement transaction closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share. The Company received $58,430,596 after payment of issuance costs and related legal fees.

The Company primarily will use the net proceeds from this transaction to pursue its business plan of expanding its managed services activities through its own Internet Data Centers (each of which shall be referred to as an "IDC") and Managed Service Centers (each of which shall be referred to as an "MSC"), as well as at customer locations connected to an IDC or MSC. The Company also repaid debt having an aggregate principal balance of $5 million from these proceeds.








                                    Page - 2

The Data Systems Outsourcing Industry

The outsourcing of data systems services, whereby a client company obtains all or part of its information processing requirements (including systems design, software management and hardware, network communications, training, maintenance, and support) from providers such as the Company, continues to be a growing trend. The Company believes that it is generally 10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

Outsourcing provides clients with the following benefits:

o The refocus of personnel, financial, and technological resources on core business and client-related activities;

o        Access to highly skilled personnel and technology resources;

o        Access to resources that support technological reengineering;

o Access to experienced resources to perform selected information processing functions;

o        Reduction of operating costs; and

o Reduction of future investment in infrastructure not directly related to the core business activity.

Business Objectives

The Company's objective is to provide a comprehensive alternative to meet all or part of its clients' information technology and mission-critical Internet requirements. Typically, the Company enters into contracts with clients providing for automatic renewal unless prior written notice is given. The contracts have varying terms typically ranging from one to five years. The rates for the Company's services vary according to factors such as the volume and types of services used by a particular client.

Industry-specific outsourcing applications and services are developed, so that the Company's in-depth knowledge of a particular industry can be applied to servicing multiple clients in that field. The Company currently provides outsourcing services to approximately 485 clients in such diverse fields as financial services, publishing, home health care, apparel, and consumer products.

The Company's services include the following:










                                    Page - 3

         Internet Data Center and Server-Hosting Services

         The Company began offering Internet Data Center services in the first quarter of fiscal 2000 by retooling a portion of its state-of-the-art mainframe data center into an IDC. At its IDCs, the Company offers server- hosting, Internet access, and a full suite of automated integrated managed services (the "AIMS System") to enterprises with mission-critical Internet requirements. Hosting Internet systems demands many of the same skills, procedures, and physical requirements as for mainframe and midrange environments. In November 2000, the Company opened its second IDC in a 52,000 square foot facility in metropolitan Atlanta. It also has begun development of a 54,000 square foot IDC in the Northern Virginia high-technology corridor.

         The Company's IDCs are networked to allow centralized remote management from a Command Center. Currently, the Company has a single Command Center in Leonia, NJ, but plans to build a second one for redundancy.

         The Company's IDCs feature state-of-the-art physical and network infrastructure including:

         o Multi-layered security with 24x7 guard station, video surveillance, and restricted physical and network access.

         o Redundant power systems with two tiers of back-up to ensure continuous operation in the event of a power outage.

         o Leading edge fire suppression as well as smoke and fire detection systems.

         o Redundant climate control systems in a raised floor environment.

         o Multiple, high bandwidth, network access points with physically diverse connections into the IDC.

         The Company will supplement its IDCs with Managed Service Centers. MSCs are points of presence in colocation facilities offering sufficient power and network bandwidth to allow the Company to deliver managed services to customers remotely. The Company announced its plans to focus development on MSCs and remote delivery of the AIMS System in January 2001. With this strategy, the Company will be able to maximize its potential managed services revenue without the high capital investment of developing fully-equipped IDCs. Previously, the Company had announced plans to develop 20 IDCs and emphasized that its IDCs would be differentiated from those of competitors because of the availability of a high level of automated managed services. Since the AIMS System has been designed for portability, the Company has modified its strategy to deploy these services remotely thereby reducing the capital requirements of building numerous IDCs.

         Automated Integrated Managed Services






                                    Page - 4

         The Company's current AIMS System includes:

o Client Access Services consisting of Web-based tools that allow customers to view, manage, and update their systems in real-time through ultra-secure Web interfaces.

o Monitoring Services ranging from simple pinging of hardware to check availability to the building and maintenance of customized scripts that proactively monitor and report on status and performance of all critical components of a customer's systems and network.

o Security Services covering physical and logical components of a customer's systems to ensure the ultimate integrity and security of customers' data assets.

o Technical Support Services providing a comprehensive suite of tools available on a 24x7 basis to handle asset management, change management, incident management, and problem resolution.

o Storage Services which take advantage of the latest data mirroring technology enable instant access to incremental storage, enterprise disaster protection, and non-disruptive data backups, restorations, migrations, and testing.

         The Company has designed and built its AIMS System for portability, accessibility, reliability, and scalability. These offerings thereby deliver mainframe dependability to the open systems and Internet computing operations of both traditional enterprises and Internet businesses. The Company will enhance and expand its AIMS System to satisfy changes in technology and customer requirements.

         Portability means that these managed services can be delivered directly to customers' systems whether they are housed in an Infocrossing IDC, in another colocation facility, or on the customers' own premises. Remote delivery of managed services is limited only by the availability of network connectivity to the remote location. The Company's managed services, with the exception of remote Storage Services, require limited network bandwidth which is readily available at most customer sites. Although remote Storage Services require higher bandwidth network connections, these are also generally available where target customers for such services house and run their computers.

         Both the Internet and private networks are used to provide customers accessibility to the Company's automated integrated managed services. This feature gives the customer's and Infocrossing's technical support staff greater flexibility in managing and monitoring the customer's systems from anywhere at any time.

         It is essential that the AIMS System platform is always up and running and critical data is never lost. Reliability is ensured by running the managed services on highly available systems, eliminating single points of failure through system redundancy, and maintaining back-up copies of all critical data.


                                    Page - 5

         Scalability is an attribute of the AIMS System platform that enables it to support efficiently any number of customers. A relatively small system can be set up in a new region to serve the initial customer base. As the number of customers grows, the regional systems can be gradually expanded to handle increased processing and storage needs. The Company's existing Command Center is designed to handle multiple regional systems and can be expanded as necessary to support many more. The redundant Command Center will be built to the same exacting standards.

         IT Hosting Services

         The Company's IT Hosting Services allow clients to process and manage core business applications typically run on large enterprise servers. The Company provides skilled personnel, secure processing environments, high service levels, and state-of-the art and emerging technologies to meet client information processing requirements. Clients utilize the Company's services in order to focus on their core business and customer related activities while significantly reducing their operating costs. The Company has developed industry specific experience in markets which include publishing, financial services, apparel, consumer products, and healthcare. Its clients in these markets rely on the Company to combine its in-depth industry knowledge with information technology solutions that meet their business objectives and information processing requirements.

         The Company provides Computer Facilities Management Services either at its state-of-the-art data centers or at a client's location for medium and large enterprises that outsource all or part of their Information Processing functions. These services include the Company's core Information Processing and Communications/Network Management Services which operate 24 hours per day, each day of the year. Such services are provided from a secure environment with critical back-up and safeguard systems.

         The Company provides a variety of customized IT services designed to specific client requirements. These services include the development of proprietary software utilized by the Company to meet the IT processing requirements of particular clients. The Company manages the software application and retains ownership of the software it develops.

         The Company is developing managed services for business-to-business interchanges. An example is a Web-enabled extranet to replace an antiquated EDI subsystem that allows a vendor to receive orders and floor selling information from a retailer electronically; transmit invoices to a retailer electronically; maintain an electronic product catalog accessible to a retailer; provide reports and on-line inquiries of orders and shipments, along with comprehensive floor selling reports; and generate automated advance ship notices. The Company's extranet allows a small vendor or importer to conform to the requirements of various large retailers and to continue as an approved vendor of those retailers without a substantial investment in hardware and technical personnel.




                                    Page - 6

         Systems Infrastructure and Operations Consulting

         The Company has unique expertise in analyzing data center operations to maximize operating performance and to minimize operating costs. Consulting services include hardware selection; automation; disaster recovery planning; systems management; storage management; and performance reporting. The Company concentrates on aligning a client's information systems with such client's business objectives to strengthen the client's technology infrastructure to enable it to be more competitive and to focus on its core business.

         After performing analytical studies to identify areas of improvement, the Company's professionals develop a transformation plan, manage the implementation process, and monitor the results.

         The Company has applied its expertise in infrastructure and operations to managing its own Internet Data Centers and in creating and delivering its automated integrated managed services.

Customer Service and Support

The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to client needs, which the Company believes generally exceeds industry standards. Because of its attention to customer service, many of the Company's client relationships have tended to be long-term.


Marketing and Sales

The Company currently targets its marketing efforts to a broad range of large and medium-size enterprises as well as including Internet-centric business. The Company's traditional customer base had been concentrated in specific industries such as financial services, publishing, apparel, and health care, where it has developed industry specific services and a reputation for technical expertise and excellent service. For the year ended October 31, 2000, Alicomp, a division of Alicare, Inc. and International Masters Publishers, Inc. accounted for 14% and 13%, respectively, of the Company's revenues. In the two prior years, no client accounted for 10% or more of revenues.

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








                                    Page - 7

Product Development

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. The Company is committed to maintaining its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop product offerings characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and in limited instances by outside consultants. Capitalized expenditures for enhancements to existing products approximated $1,011,000, $905,000, and $892,000 in the years ended October 31, 2000, 1999, and 1998, respectively.

Competition

Although the Company is not aware of other companies that provide as wide a range of services and customer support as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential customers. The Company knows of no reliable statistic by which it can determine the number of competitors. Among the best known of the Company's competitors are Exodus Communications, Inc.; Digex Inc.; Globix Corp.; IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; and Level 3 Communications, Inc. The Company also competes with smaller, start-up companies that provide managed services such as Loudcloud, Inc.; SilverBack Technologies; and NOCPulse Inc. Aside from the larger competitors, the outsourcing service industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.


Technological Changes

Although the Company is not aware of any pending or prospective technological changes that would adversely affect its business, new developments in technology could have a material adverse effect on the development or sales of some or all of the Company's services or could render its services noncompetitive or obsolete. There can be no assurance that the Company will be able to develop or acquire new and improved services or systems which may be required in order for it to remain competitive. The Company believes, however, that technological changes do not present a material risk to the Company's business because the Company expects to be able to adapt to and acquire any new technology more easily than its existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients that might otherwise choose to maintain in-house systems rather than use the Company's services, thus potentially creating selling opportunities for the Company.





                                    Page - 8

Intellectual Property Matters

The Company's systems and processes are not protected by patents nor any registered copyrights, trademarks, trade names, or service marks. To protect its proprietary services and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

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

Compliance with Environmental Laws

The Company has incurred no significant expense in its compliance with Federal, state, and local environmental laws.

Employees

As of October 31, 2000, the Company had 262 full-time and 13 part-time employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking such organization. The Company considers its relationship with its employees to be satisfactory.

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

Financial Information about Geographic Areas

Substantially all of the Company's revenues are derived from U.S. sources.



Item 2.  Description of Property


The Company leases a facility of approximately 67,000 square feet in Leonia, NJ for its headquarters and data center operations. The lease expires on December 31, 2014.

                                    Page - 9

On June 6, 2000, the Company announced the signing of a lease for a 52,000 square foot building located in metropolitan Atlanta. The Company redeveloped a portion of this building into its second IDC, which opened in November 2000. The lease expires on June 30, 2015.

On July 25, 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction in the Northern Virginia high tech corridor. The Company is evaluating design alternatives for this building as its third IDC. The lease expires on December 31, 2015.

The two IDC leases required the Company to provide security deposits aggregating approximately $2,086,000 in the form of standby letters of credit, which the Company collateralizes by means of restricted cash funds invested in certificates of deposit. The amounts of these letters of credit may be reduced, at various times and subject to various conditions, to an aggregate of approximately $725,000 by 2010.

In July 2000, the Company closed a sales office in Charlotte, NC. The activities of this office have been consolidated with those in Leonia, NJ, and the Company is actively seeking a subtenant for the space. The space is not suitable for conversion into an IDC or MSC. The Company accrued approximately $514,000 for future lease payments on this facility through the end of the lease on December 31, 2002.

The Company also leases 17,257 square feet of office space as follows:

            Location         Square Feet  Lease Expiration Date
            --------------   -----------  ---------------------

            Aberdeen, NJ        5,700          June 30, 2001
            New York, NY        5,700      December 31, 2009
            Secaucus, NJ        3,950     September 30, 2001
            Glendale, CA        1,907           May 31, 2005

The Company generally leases its equipment under standard commercial leases, in some cases with purchase options, which the Company exercises from time to time. The Company's equipment is generally covered by standard commercial maintenance agreements.

The Company believes its current facilities are in good condition and are adequate to accommodate its current volume of business as well as anticipated increases.


Item 3.  Legal Proceedings

Atlas Business Service Corp. ("Atlas") vs. Infocrossing, Inc.
-------------------------------------------------------------

In June 2000, the Company commenced an action against Atlas, a former customer, in the Supreme Court of New York, New York County (Index No. 00/602461) to collect approximately $45,000 in outstanding data processing invoices. Atlas filed an answer in which it asserted certain affirmative defenses alleging that the services were deficient. Discovery is proceeding in this action.



                                   Page - 10

In September 2000, the Company was served with a complaint in connection with a lawsuit commenced by Atlas in August 2000 in Federal District Court for the Southern District of New York (00 CIV. 6521). Atlas alleges that a breach of contract by the Company in providing data processing services resulted in the loss of three customers and annual revenue of $700,000. The Company filed an answer denying all of the material allegations and asserting several affirmative defenses. Pursuant to a Scheduling Order, discovery must be completed by June 21, 2001.

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, Atlas has demanded damages of not less than $5 million.

Management believes that the above matters will be resolved without any material adverse impact to the Company's financial position, results of operations, or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders


None.



                                     PART II

Item 5.  Market for Registrant's Common
         Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Stock Market under the symbol IFOX. Prior to June 5, 2000, the date on which the Company changed its name from Computer Outsourcing Services, Inc., the Company's symbol was COSI. For the periods reported below, the following table sets forth the high and low bid quotations for the common stock as reported by NASDAQ-NMS.

                                                                   BID
                                                            -----------------
                                                             High        Low
                                                            ------      -----
   For the year ended October 31, 1999:

   1st Quarter (November 1, 1998 - January 31, 1999)        16.000      8.750
   2nd Quarter (February 1, 1999 - April 30, 1999)          12.125      7.000
   3rd Quarter (May 1, 1999 - July 31, 1999)                12.250      8.500
   4th Quarter (August 1, 1999 - October 31, 1999)          10.750      7.125

   For the year ended October 31, 2000:

   1st Quarter (November 1, 1999 - January 31, 2000)        37.325      9.188
   2nd Quarter (February 1, 2000 - April 30, 2000)          54.875     14.250
   3rd Quarter (May 1, 2000 - July 31, 2000)                25.250     13.250
   4th Quarter (August 1, 2000 - October 31, 2000)          24.125     11.313




                                   Page - 11

The closing price of the Company's common stock on NASDAQ-NMS on January 12, 2001 was $6-5/8 per share. The Company has approximately 94 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name."

Private Sale of Securities

On April 7, 2000, the Company entered into a Securities Purchase Agreement providing for a group of investors (the "Purchasers") to purchase $60 million of the Company's securities in a private placement. The transaction was approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 8, 2000.

The private placement transaction closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share. The Company received $58,430,596 after payment of issuance costs and related legal fees.

The Company primarily will use the net proceeds from this transaction to pursue its business plan of expanding its managed services activities through its own IDCs, MSCs, and at customer locations connected to an IDC or MSC. The Company also repaid debt having a principal balance of $5 million from these proceeds.

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

The conversion price of the Series A Preferred Stock shall be adjusted from time to time if the Company: (i) pays a stock dividend; (ii) except in certain instances, issues or sells any shares of common stock or convertible securities at a price per share less than $14.61, as adjusted; (iii) subdivides or reclassifies its common stock; (iv) distributes assets to holders of common stock; or (v) makes a tender offer for all or any portion of its common stock.

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





                                   Page - 12

Each share of Series A Preferred Stock is entitled to vote on all matters on which holders of common stock are entitled to vote, with each share of Series A Preferred Stock having a number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is convertible.

The approval of the holders of two-thirds of the shares of Series A Preferred Stock is required for the Company to: (i) amend its charter or by-laws so as to adversely effect the rights or preferences of the Series A Preferred Stock; (ii) merge or transfer all or substantially of its assets, reorganize, or take any action that is expected to result in a change of control of the Company or a planned liquidation; (iii) impose material restrictions on the Company's ability to honor the rights of the holders of the Series A Preferred Stock; (iv) authorize or sell any class or series of equity securities (other than stock options pursuant to existing plans or upon the conversion of the Series A Preferred Stock or the exercise of the warrants) which ranks senior to, or pari passu with, the Series A Preferred Stock; (v) subdivide or modify any outstanding shares of the Company if the rights of the holders of the Series A Preferred Stock are impaired; or (vi) pay any dividends on any class of stock (other than the Series A Preferred Stock) or redeem or repurchase any equity securities of the Company or its subsidiaries.

The warrants issued in connection with this transaction must be exercised before May 11, 2007.

The sale of shares of Series A Preferred Stock, the warrants, and the shares of common stock issuable upon conversion of the Series A Preferred Stock or exercise of the Warrants are not registered under the Securities Act. The Company has entered into a Registration Rights Agreement providing for certain demand registration and unlimited piggyback registrations, subject to certain limitations.

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

Dividends

The Company has not paid dividends to holders of its common stock since inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain earnings to finance growth.

Repurchase of Securities

On November 16, 2000, the Company announced that its Board of Directors approved a repurchase of up to 500,000 shares of the Company's common stock. All repurchases are to be made in open market transactions at prevailing market prices, subject to applicable securities laws. The Company may repurchase stock pursuant to this program at any time.





                                   Page - 13

Recent Issuances of Unregistered Securities

During the three years ended October 31, 2000, the Company sold or issued its common stock, exempt from registration as private placements pursuant to Section 4(2) of the Securities Act of 1933, as shown in the following table.

                                                                     AMOUNT OF
                     NUMBER OF                                     CASH OR OTHER
                      COMMON    TRANSACTION  EXPLANATION OF THE    CONSIDERATION
TO WHOM ISSUED        SHARES      DATE(S)       TRANSACTION           RECEIVED

NON-CASH ISSUANCES:

Seller of assets      36,472        2/00      Settlement of
 to the Company                                a portion of
                                               consideration as
                                               called for in the
                          Agreement of sale Settlement

President & CEO      800,000        6/00      Issued per an
                                               employment
                                               agreement, vest at
                                               various times over
                                               four years         For services
ISSUANCES FOR CASH:


President & CEO       68,446        6/00      Sold per an
                                               employment
                                               agreement           $   999,996



























                                   Page - 14

Item 6.  Selected Financial Data (In Thousands Except For Per Share Amounts)
         -------------------------------------------------------------------

                                    Years ended October 31:
                    --------------------------------------------------------
                      2000        1999        1998        1997        1996
                    --------    --------    --------    --------    --------

Revenues            $ 24,471    $ 34,265    $ 30,403    $ 24,396    $ 21,222
                    --------    --------    --------    --------    --------
Net income/(loss)
  from continuing
  operations         (14,983)      1,661       1,079         688         498
                    --------    --------    --------    --------    --------
Loss on discontinued
  operation, net
  of income tax
  benefit               -           -            (76)       (127)       (165)
                    --------    --------    --------    --------    --------
Gain on sale of
  discontinued
  operation, net
  of income tax
  provision             -           -          1,696        -           -
                    --------    --------    --------    --------    --------
Net income/(loss)
  to common
  stockholders      $(18,819)   $  1,661    $  2,699    $    561    $    333
                    ========    ========    ========    ========    ========

Net Income/(Loss)
  to common stock-
  holders per
  diluted common
  share             $  (3.58)   $   0.34    $   0.61    $   0.14    $   0.08
                    ========    ========    ========    ========    ========

Total assets        $ 78,844    $ 27,554    $ 26,949    $ 19,143    $ 17,859
                    ========    ========    ========    ========    ========

Long term
  obligations and
  (in 2000)
  redeemable
  preferred
  stock             $ 34,146    $   -       $     12    $    272    $  1,648
                    --------    --------    --------    --------    --------










                                   Page - 15

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Fiscal Year 2000 as Compared to Fiscal Year 1999

On December 18, 1998, the Company, through a wholly-owned subsidiary, acquired certain assets and the business of Enterprise Technology Group, Incorporated (the "Enterprise Purchase"). The Company's subsidiary, ETG, Inc. ("ETG"), provides information technology consulting services with a focus on infrastructure management solutions.

During 1999, with the rapid growth of eCommerce and iBusiness, the Company focused on meeting the exploding requirements of enterprises to outsource their Internet activities. The Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company now offers server-hosting as well as systems and network management services to companies with mission-critical Internet requirements. The Company differentiates itself from competitors by offering a comprehensive suite of automated integrated managed services (the "AIMS System") to enhance the efficiency, reliability, and security of a customer's online activities.

In June 2000, the Company announced the signing of a lease on a 52,000 square foot building located in metropolitan Atlanta. The Company redeveloped approximately half of this building as its second IDC. In July 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction as its third IDC. This facility, located in the Northern Virginia high tech corridor, was turned over to the Company in November 2000 for development as an IDC. The Company is presently evaluating design alternatives with respect to the development of this facility.

The capital requirements of developing and equipping IDCs are demanding. In January 2001, as a result of the successful development of the AIMS System that could be remotely delivered and accessed, the Company announced that it would develop Managed Service Centers ("MSCs") in colocation facilities from which it could offer automated integrated managed services to users of such facilities as well as others through remote delivery. The Company will add offsite customer locations to the network covering the Company's IDCs and MSCs. This strategy allows the Company to broaden its customer base for the AIMS System while controlling its capital costs. By automating the services and developing them with an architecture permitting remote delivery and access, the services are scalable without significant infrastructure costs.

Initially, subject to the availability of financing, the Company planned to develop a total of 20 IDCs. Depending on financing and specific geographic conditions, the Company may develop additional IDCs on a selective basis. Its strategy of developing MSCs and remotely delivering automated managed services should foster growth without excessive capital requirements. As described in Liquidity and Capital Resources, the Company completed the sale of $60 million of securities in a private placement on May 10, 2000. The Company will require additional financing to effect its full plan of accelerating the growth of a network of IDCs, MSCs, and the AIMS System nodes on customer premises.



                                   Page - 16

During fiscal 2000, revenues decreased $9,794,000 (28.6%) to $24,471,000 from $34,265,000 for the year ended October 31, 1999. This fall-off in revenue was due primarily to two factors: a temporary shift in IT contract spending to Year 2000 compliance and management's decision to redirect consulting staff to the development of the Company's AIMS System. Since Year 2000 compliance was of paramount concern, many companies were reluctant to make any changes with respect to their information technology functions. There was a pronounced decline in requests for proposals for major outsourcing contracts. With Year 2000 concerns alleviated, there was renewed interest in outsourcing. The potential effect of this renewed interest was not realized, until late in fiscal 2000, due to the lengthy sales cycle of a major outsourcing assignment. The Company has entered into three multi-year, outsourcing engagements that are anticipated to generate in excess of $6,000,000 in revenue during the terms of the contracts.

Revenues also were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of automated integrated managed services to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects the loss of a major publishing client, the absence of Year-2000 related revenues, and income received in fiscal 1999 from a covenant not to compete. As previously reported, the publishing client had given notice in 1997 of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty. The decline also reflects the Company's decision to discontinue certain low margin activities that are inconsistent with its current business strategy.

Operating costs increased $2,879,000 (12.2%) to $26,512,000 during fiscal 2000 compared with $23,633,000 in fiscal 1999. The increase primarily consists of IDC operating costs and the development of automated managed services to be offered throughout the planned network of IDCs, MSCs, and other locations of customers' hardware.

Selling and promotion costs increased $1,153,000 (56.1%) to $3,209,000 during fiscal 2000 compared with $2,056,000 in fiscal 1999. The increase is attributable to a larger staff needed to market the Company's IDCs and automated managed services.

General and administrative expenses increased $6,878,000 (111.8%) to $13,032,000 for fiscal 2000 from $6,154,000 for fiscal 1999, reflecting higher costs associated with the Company's server-hosting and managed services activities. Current period expenses also include: $1,198,000 of amortization of a restricted stock award; $457,000 of search and other professional fees incurred in connection with entering into an employment agreement with a new CEO; and $120,000 representing the value of warrants issued to settle certain rights held by investors in a financing arrangement. Amortization of intangibles acquired in connection with the Enterprise Purchase were $526,000 in fiscal 2000 versus $381,000 for fiscal 1999.

In fiscal 2000, the Company accrued $514,000 of future lease costs related to a closed sales office.

The Company recorded net interest income of $1,640,000 in fiscal 2000, compared with net interest income of $286,000 in fiscal 1999. The increase of $1,354,000 reflects interest income from a significantly higher average balance of interest-earning assets during fiscal 2000, offset by interest expense on a larger average outstanding debt balance than in fiscal 1999.

                                   Page - 17

The Company recorded a tax benefit of $2,173,000 for fiscal 2000 versus a tax provision of $1,046,000 for fiscal 1999. The potential tax benefit for fiscal 2000 was reduced by a valuation allowance against net tax benefits. The valuation allowance was necessitated by the expectation of continued losses while the Company develops IDCs, MSCs, and additional automated managed service offerings.

The Company recorded a net loss of $14,983,000 in fiscal 2000 versus net income of $1,661,000 for fiscal 1999. Net loss to common stockholders after accretion, accumulated dividends, and accrued dividends on preferred stock was $18,819,000 for fiscal 2000. The loss per common share was $3.58 for fiscal 2000 on both a basic and diluted basis. For fiscal 1999, earnings per share were $0.36 and $0.34 for basic and diluted common shares, respectively. Common stock equivalents were ignored in determining the net loss per share for fiscal 2000, since the inclusion of such equivalents would be anti-dilutive.


Fiscal Year 1999 as Compared to Fiscal Year 1998

On December 18, 1998, the Company acquired certain assets and the business of Enterprise Technology Group, Inc. (the "Enterprise Purchase"). Enterprise Technology Group provided information technology consulting services with a focus on infrastructure management solutions.

For the year ended October 31, 1999, revenues increased $3,862,000 (12.7%) to $34,265,000 from $30,403,000 recorded in the year ended October 31, 1998. The Company's Year-2000 consulting revenues declined by approximately $1,665,000 from $1,972,000 for fiscal year 1998 to $307,000 for fiscal year 1999. Revenue from a covenant not to compete was $1,000,000 in fiscal 1999 versus $440,000 for fiscal 1998 as a result in an amendment to the non-compete agreement. Increased revenues from other activities substantially exceeded the decline in Year-2000 consulting revenues.

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




                                   Page - 18

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


Liquidity and Capital Resources

During the year ended October 31, 2000, the Company used net cash of $7,857,000 in operations, primarily as a result of a pretax loss of $14,983,000, offset by $2,810,000 in net receipts on accounts receivable, the accrual of a lease abandonment loss approximating $514,000, an increase in accrued expenses of $1,801,000 and $3,506,000 in depreciation and amortization.

The Company invested $6,564,000 for the purchase of equipment and fixed assets as well as IDC construction; $2,073,000 in real estate security deposits (in the form of fully-collateralized standby letters of credit); and $1,011,000 for product development and enhancement. The Company also increased short-term investments by $4,108,000.

The principal financing activities were (1) a private placement of $60 million of convertible preferred stock and common stock warrants, (2) borrowings and repayments of $3,000,000 in convertible notes and $2,000,000 from a line of credit with a bank, and (3) sales proceeds of $2,163,000 from common stock issuances.

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


                                   Page - 19

On December 27, 1999, the Company borrowed $2,000,000 under the 90-day LIBOR rate option. On March 28, 2000, the Company renewed this note utilizing the 90-day LIBOR rate option. In light of the private placement of securities discussed above, the Company repaid the advance when it became due on June 27, 2000 and cancelled the line.

On February 23, 2000, a subsidiary of the Company closed a transaction with three investors (the "Lenders") providing for a series of short-term convertible notes coupled with certain rights to receive equity interests in either the subsidiary or the parent. The Lenders advanced $3 million at the closing. The proceeds were to be used to develop and operate Internet Data Centers. Each note, regardless of when funded, had a maturity of February 25, 2001 and would have borne interest at 6% for the first six months. Thereafter, interest would have increased to 13% in the seventh month and would have risen 1% for each subsequent month that the applicable note remained outstanding.

At the option of a Lender, a note outstanding for more than 180 days could have been exchanged for the Company's common stock. An exchanging note holder would have received shares valued at 90% of the average closing price for the ten trading days prior to the exchange. Any or all of the outstanding notes could have been prepaid by the Company without penalty.

On May 10, 2000, in connection with the private placement of securities discussed above, the Company repaid the outstanding $3 million plus accrued interest. On June 5, 2000, the Company issued warrants to the Lenders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the settlement of all other potential equity interests in either the parent or the subsidiary held by the Lenders. The warrants expire on June 5, 2004. The fair value of the warrants, calculated using the Black-Scholes pricing model, is included in the statements of operations for the periods ended October 31, 2000.

In June 2000, the Company hired a new Chief Executive Officer. The employment agreement with the Company's new CEO provided for an award of 800,000 restricted shares of common stock. In connection with this award, the Company agreed to loan the CEO 50 percent of any tax payable with respect to the restricted shares. Any such loan will bear interest at the statutory rate and shall be payable when the Executive sells or otherwise transfers the restricted shares. In connection with this provision, on December 21, 2000 the Company loaned $1,291,000 to the CEO.

As of October 31, 2000, the Company had cash and equivalents and highly-liquid short-term investments aggregating approximately $46,367,000.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop IDCs and MSCs in the United States and abroad. The Company will require additional financing to effect its accelerated growth plans. As of October 31, 2000, the Company had commitments of approximately $3,728,000 in connection with constructing and equipping its IDCs in Atlanta and Northern Virginia.






                                   Page - 20

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


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company primarily invests in certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and (with very few exceptions) holds all investments to term. The Company generally invests in instruments of no more than 60 days maturity.

Market Risk

The Company's accounts receivable are subject, in the normal course of business, to collection risks. It regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

Foreign Currency Risks

The Company bills foreign customers in U.S. dollars only.






                                   Page - 21

Item 8.  Financial Statements

The Financial Statements and Notes thereto are set forth beginning at page F-1 of this Report. Also included is Schedule II, Valuation and Qualifying Accounts, which schedule is set forth at page S-1 of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.


Item 9.  Changes In and Disagreements with
         Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 10. Directors and Executive Officers
         Compliance with Section 16(a) of the Securities Exchange Act

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

The contents of Part III are incorporated by reference to a Definitive Proxy Statement to be filed by the Company on or before February 28, 2001.




























                                   Page - 22

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule which appears as page F-1 of this report.

     2. The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-53888NY).

     Exhibit No.    Description

          3.1A Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the period ended October 31, 1999.

          3.1B Certificate of Amendment to the Company's Restated Certificate of Incorporation, filed May 8, 2000 to increase the number of authorized shares and to remove Article 11, incorporated by reference to Exhibit 3.1B to the Company's Form 10-Q for the period ended April 30, 2000.

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

         10.1 Employment Agreement, dated as of June 15, 2000, between the Company and Charles F. Auster, incorporated by reference to
                    Exhibit 10.3 to the Company's Form 10-Q for the period ended July 31, 2000.

                                   Page - 23

     Exhibit No.    Description

         10.2 Employment Agreement, dated as of November 1, 1999, between the Company and Zach Lonstein, incorporated by reference to
                    Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.3 Employment Agreement, dated as of November 1, 1999, between the Company and Robert Wallach, incorporated by reference to
                    Exhibit 10.5 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.4 Employment Agreement dated as of December 18, 1998 between the COSI Acquisition Corp ("ETG") and Warren E. Ousley, incorporated by reference to Form 8-K filed January 14, 1999.

         10.5A * Consulting Agreement dated November 1, 1992 between the Company and Stanley Berger ("Berger").

         10.5B Consulting Agreement Amendment dated as of October 31, 1994 between the Company and Berger.

         10.6A Tenth Floor Option Agreement between the Company, G-H-G Realty Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000.

         10.6B Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999.

         10.7A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

         10.7B First Amendment of Lease between Leonia Associates, LLC and the Company, dated January 16, 1998, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

         10.7C Second Amendment of Lease between Leonia Associates, LLC and the Company, dated as of September 9, 1999, incorporated by reference to Exhibit 10.8C to the Company's Form 10-KSB for the period ended October 31, 1999.

         10.7D Third Amendment of Lease between Leonia Associates, LLC and the Company, dated as of August 28, 2000.

         10.8 Office Lease Agreement dated May 22, 2000 between the Company and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.



                                   Page - 24

     Exhibit No.    Description

         10.9 Deed of Lease dated July 21, 2000 between the Company and Beco-Terminal, LLC, incorporated by reference to Exhibit
                    10.7 to the Company's Form 10-Q for the period ended July 31, 2000.


        10.10 Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for the Company's Annual Meeting held on May 8, 2000.

        10.11 Asset Purchase Agreement dated as of December 16, 1998, by and among the Company, COSI Acquisition Corp, Enterprise Technology Group, Inc.("Enterprise"), and certain stock-holders of Enterprise, incorporated by reference to a Form 8-K on January 4, 1999.

        10.12 Non-Competition and Non Solicitation Agreements dated as of December 18, 1998 between COSI Acquisition Corp ("ETG") and Enterprise, between ETG and Warren E. Ousley, and between ETG and M. Peter Miller, incorporated by reference to a Current Report on Form 8-K filed by the Company on January 4, 1999.

         21         List of Subsidiaries of the Company

         23         Consent of Ernst & Young LLP


(b)  Reports on Form 8-K

     On September 29, 2000, the Company filed a Current Report on Form 8-K announcing the adoption of a resolution by its Board of Directors changing the Company's year end from October 31 to December 31.





















                                   Page - 25

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFOCROSSING, INC.

January 29, 2001                               /s/
                                   ---------------------------------------------
                                   Charles F. Auster - Chief Executive Officer

January 29, 2001                               /s/
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 29, 2001                               /s/
                                   --------------------------------------------
                                   Zach Lonstein - Chairman of the Board of
                                   Directors

January 29, 2001                               /s/
                                   --------------------------------------------
                                   Charles F. Auster - Director

January 29, 2001                               /s/
                                   --------------------------------------------
                                   David C. Lee - Director

January 29, 2001                               /s/
                                   --------------------------------------------
                                   Samantha McCuen - Director

January 29,2001
                                   --------------------------------------------
                                   Warren E. Ousley - Director

January 29,2001                                /s/
                                   --------------------------------------------
                                   Kathleen Perone - Director

January 29, 2001                               /s/
                                   --------------------------------------------
                                   Frank L. Schiff - Director

January 29, 2001                               /s/
                                   --------------------------------------------
                                   Tyler T. Zachem - Director





                                   Page - 26

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                    Page No.
                                                                    -------

  Report of Independent Auditors                                      F-2

  Consolidated Balance Sheets -
     October 31, 2000 and 1999                                        F-3

  Consolidated Statements of Operations -
     Years ended October 31, 2000, 1999 and 1998                      F-5

  Consolidated Statements of Stockholders' Equity -
     Years ended October 31, 2000, 1999 and 1998                      F-7

  Consolidated Statements of Cash Flows -
     Years ended October 31, 2000, 1999 and 1998                      F-9

  Notes to Consolidated Financial Statements                          F-12

  Schedule II: Valuation and Qualifying Accounts                      S-1

                         Report of Independent Auditors

The Board of Directors and Stockholders of
Infocrossing, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (formerly Computer Outsourcing Services, Inc. and subsidiaries) as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG, LLP
----------------------------
ERNST & YOUNG, LLP

New York, New York
December 26, 2000

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                              OCTOBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

                                     ASSETS

CURRENT ASSETS:

   Cash and equivalents                               $40,585,057   $ 1,590,223
   Marketable debt securities, at cost which
       approximates market value                        5,781,808     1,673,441
   Trade accounts receivable, net of allowance for
       doubtful accounts of $502,957 and $350,939       3,200,078     6,010,366
   Prepaid and refundable income taxes                  3,667,755       961,196
   Deferred income taxes - current                           -          591,178
   Prepaid license fees                                   674,999       915,935
   Prepaid expenses and other current assets            1,434,603       587,264
                                                      -----------   -----------
                                                       55,344,300    12,329,603
                                                      -----------   -----------


PROPERTY and EQUIPMENT, net                             9,252,136     3,638,993
                                                      -----------   -----------

OTHER ASSETS:

   Deferred software, net                               2,638,578     2,223,823
   Intangibles, net                                     8,870,220     8,484,564
   Due from related parties                               170,609       132,314
   Deferred income taxes                                     -          235,986
   Security deposits and other non-current assets       2,568,352       508,800
                                                      -----------   -----------
                                                       14,247,759    11,585,487
                                                      -----------   -----------

   TOTAL ASSETS                                       $78,844,195   $27,554,083
                                                      ===========   ===========


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                              OCTOBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $ 2,262,836   $ 1,237,479
   Current portion of long-term debt and
      capitalized lease obligations                        57,323        19,017
   Current portion of accrued loss on
      office subleases                                    474,699       256,429
   Accrued expenses                                     3,315,126     1,514,514
   Customer deposits and other current liabilities         91,843       137,208
                                                      -----------   -----------
                                                        6,201,827     3,164,647
                                                      -----------   -----------
LONG-TERM LIABILITIES:
   Long-term debt and capitalized
      lease obligations                                    60,037          -
   Accrued loss on office subleases                     1,622,568     1,564,592
                                                      -----------   -----------
                                                        1,682,605     1,564,592
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

   Redeemable 8% Series A Cumulative Convertible
      Participating Preferred Stock; $0.01 par value;
      300,000 shares authorized; 157,377 shares issued
      and outstanding (liquidation preference
      $62,319,189 at October 31, 2000)                 34,086,194          -
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 2,700,000
      shares authorized, none issued                         -             -
   Common stock, $0.01 par value; 50,000,000
      shares authorized; shares issued 5,888,311
      and 4,737,915 in 2000 and 1999, respectively         58,882        47,379
   Additional paid-in capital                          58,789,912    15,519,826
   Unamortized restricted stock award                 (10,302,083)         -
   Retained earnings/(deficit)                        (11,554,085)    7,264,952
                                                      -----------   -----------
                                                       36,992,626    22,832,157
   Less 5,608 shares in 2000 and 1,000 shares
      in 1999 of common stock held in treasury,
      at cost                                            (119,057)       (7,313)
                                                      -----------   -----------
                                                       36,873,569    22,824,844
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $78,844,195   $27,554,083
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------   -----------   -----------

REVENUES                               $ 24,471,450   $34,264,966   $30,403,381
                                       ------------   -----------   -----------
COSTS and EXPENSES:
   Operating costs                       26,512,325    23,632,609    19,981,231
   Selling and promotion costs            3,209,302     2,056,260     1,189,424
   General and administrative costs      13,032,061     6,154,404     6,007,071
   Charge for loss on office subleases      514,371          -        2,236,583
   Interest income, net                  (1,639,859)     (285,973)     (547,499)
                                       ------------   -----------   -----------
                                         41,628,200    31,557,300    28,866,810
                                       ------------   -----------   -----------
Income/(loss) from continuing
   operations before income taxes       (17,156,750)    2,707,666     1,536,571
Income tax provision/(benefit)           (2,173,443)    1,046,373       457,621
                                       ------------   -----------   -----------
Income/(loss) from continuing
   operations                           (14,983,307)    1,661,293     1,078,950

Loss on discontinued operation, net
   of income tax benefit of $60,079            -             -          (76,464)
Gain on sale of discontinued operation,
   net of income tax provision of
   $1,399,569                                  -             -        1,696,160
                                       ------------   -----------   -----------
NET INCOME/(LOSS)                      $(14,983,307)  $ 1,661,293   $ 2,698,646

Accretion and dividends on
   redeemable preferred stock            (3,835,730)         -             -
                                       ------------   -----------   -----------
NET INCOME/(LOSS)
   TO COMMON STOCKHOLDERS              $(18,819,037)  $ 1,661,293   $ 2,698,646
                                       ============   ===========   ===========

                                                 Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                                                YEARS ENDED OCTOBER 31,
                                        ---------------------------------------
                                            2000          1999          1998
                                        -----------   -----------   -----------
BASIC EARNINGS PER SHARE:

Income/(loss) from continuing
   operations to common shareholders    $     (3.58)  $      0.36   $      0.27
Loss from discontinued operation                -             -           (0.02)
Gain on sale of discontinued operation          -             -            0.42
                                        -----------   -----------   -----------
Net income/(loss) to
   common stockholders                  $     (3.58)  $      0.36   $      0.67
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               5,251,457     4,636,525     4,058,376
                                        ===========   ===========   ===========


DILUTED EARNINGS PER SHARE:

Income/(loss) from continuing
   operations to common shareholders    $     (3.58)  $      0.34   $      0.24
Loss from discontinued operation                -             -           (0.01)
Gain on sale of discontinued operation          -             -            0.38
                                        -----------   -----------   -----------

Net income/(loss) to
   Common stockholders                  $     (3.58)  $      0.34   $      0.61
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND EQUIVALENTS OUTSTANDING      5,251,457     4,950,050     4,427,921
                                        ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Additional               Unamortized
                        Common        Par       Paid in     Retained    Restricted     Treasury
                        Shares       Value      Capital     Earnings    Stock Award     Stock         Total
                     -----------  ----------  -----------  -----------  -----------  -----------  -----------
Balances,
 October 31, 1997      3,826,102  $   38,261  $ 9,595,789  $ 2,905,013         -            -     $12,539,063

Stock issued to
 purchase assets          20,000         200      179,800         -            -            -         180,000

Exercises of stock
 options and
 warrants                439,613       4,396    1,720,659         -            -            -       1,725,055

Tax benefit
 associated with
 the exercise of
 nonqualified
 options                    -           -         450,589         -            -            -         450,589

Net income                  -           -            -       2,698,646         -            -       2,698,646
                     -----------  ----------  -----------  -----------  -----------  -----------  -----------
Balances,
 October 31, 1998      4,285,715  $   42,857  $11,946,837  $ 5,603,659         -            -     $17,593,353

Stock issued for
 the Enterprise
 Purchase                300,000       3,000    2,674,500         -            -            -       2,677,500

Exercises of
 stock options           152,200       1,522      664,489         -            -            -         666,011

Purchased 1,000
 shares for
 treasury, at cost          -           -            -            -            -          (7,313)      (7,313)

Tax benefit
 associated with
 the exercise of
 nonqualified
 options                    -           -         234,000         -            -            -         234,000

Net income                  -           -            -       1,661,293         -            -       1,661,293
                     -----------  ----------  -----------  -----------  -----------  -----------  -----------
Balances,
 October 31, 1999      4,737,915  $   47,379  $15,519,826  $ 7,264,952  $      -     $    (7,313) $22,824,844
                     -----------  ----------  -----------  -----------  -----------  -----------  -----------

                             Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                               Additional   Retained    Unamortized
                        Common        Par       Paid in     Earnings/   Restricted     Treasury
                        Shares       Value      Capital     (Deficit)   Stock Award     Stock         Total
                     -----------  ----------  -----------  -----------  -----------  -----------  -----------
Balances,
 October 31, 1999      4,737,915  $   47,379  $15,519,826  $ 7,264,952  $       -     $    (7,313) $22,824,844

Exercises of
 stock options           170,478       1,704      969,597         -             -            -         971,301

4,608 shares
 surrendered for
 stock option
 exercise                  -           -            -            -             -        (111,744)    (111,744)

Contingent payment
 relating to
 purchase of
 assets                   36,472         365    1,134,795         -             -            -       1,135,160

Exercise of warrants      75,000         750      374,250         -             -            -         375,000

Sale of restricted
 shares by the
 Company                  68,446         684      999,312         -             -            -         999,996

Restricted
 stock award             800,000       8,000   11,492,000         -      (11,500,000)        -            -

Amortization
 of restricted
 stock award                -           -            -            -        1,197,917         -       1,197,917

Issuance of warrants in
 connection with
 settlement of a
 financing arrangement      -           -         120,000         -             -            -         120,000

Accretion and dividends
 on redeemable
 preferred stock            -           -            -      (3,835,730)         -            -      (3,835,730)

Issuance of warrants in
 a private placement        -           -      28,180,132         -             -            -      28,180,132

Net loss                    -           -            -     (14,983,307)         -            -     (14,983,307)
                     -----------  ----------  -----------  -----------  ------------  -----------  -----------
Balances,
 October 31, 2000      5,888,311  $   58,882  $58,789,912 $(11,554,085) $(10,302,083) $  (119,057) $36,873,569
                     ===========  ==========  ===========  ===========  ============  ===========  ===========

                 See Notes to Consolidated Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) from continuing
  operations                           $(14,983,307)  $ 1,661,293   $ 1,078,950
Adjustments to reconcile net income
  to cash provided by/(used in)
  operating activities:
   Depreciation and amortization          2,307,777     1,893,081     1,707,072
   Amortization of restricted
      stock award                         1,197,917          -             -
   Stock-based compensation                  71,266          -             -
   Warrants issued in connection
      with termination of a
      credit agreement                      120,000          -             -
   Income from a non-competition
      agreement                                -       (1,000,000)     (440,000)
   Accrued loss on office sublease          514,371          -        2,236,581
   Deferred income taxes                       -          494,804    (1,962,378)
   Decrease/(increase) in:
     Trade accounts receivable            2,810,288    (1,558,248)     (461,488)
     Prepaid and refundable income taxes (1,879,395)         -             -
     Prepaid license fees, prepaid
      expenses and other current
      assets                               (606,403)     (323,660)       44,220
   Increase/(decrease) in:
     Accounts payable                     1,025,357       208,073      (217,110)
     Income taxes payable                      -         (999,929)    1,276,429
     Accrued expenses                     1,800,612        (3,568)     (213,383)
     Payments on accrued loss on
      office subleases                     (190,014)     (415,200)     (330,492)
     Customer deposits and other
      current liabilities                   (45,365)      (65,579)      (28,912)
                                       ------------   -----------   -----------
       Net cash (used in)/provided by
          operating activities           (7,856,896)     (108,933)    2,689,489
                                       ------------   -----------   -----------
                                                 Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                               YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment     $ (6,564,057)  $(1,848,267)  $(1,500,680)
Disposal of equipment                         2,750          -           14,960
Redemptions/(purchases) of investments
 in marketable debt securities           (4,108,367)    1,544,729    (3,218,170)
Proceeds from sale of the Payroll
 Division                                      -             -       14,400,000
Amounts received from buyer for
 assets held for sale                          -           82,695        25,000
Payment for the purchase of certain
 Assets and the business of Enterprise
 Technology Group, Inc. (the
 "Enterprise Purchase")                        -       (4,000,000)         -
Payment of expenses related to the
 Enterprise Purchase                           -         (283,701)         -
Purchase of treasury stock                     -           (7,313)         -
Increase in deferred software costs      (1,011,231)     (905,070)     (892,010)
Security deposits and other
 noncurrent assets                       (2,073,185)       45,410       (51,505)
                                       ------------   -----------   -----------
       Net cash (used in)/provided by
        investing activities            (13,754,090)  $(5,371,517)  $ 8,777,595
                                       ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a private
 equity placement                        58,430,596          -             -
Proceeds from debt financing and a
 line of credit                           5,140,336          -             -
Repayment of debt and
 capitalized leases                      (5,041,993)     (252,770)   (2,320,780)
(Advances to)/repayments by related
 parties, net                               (38,295)      (43,001)       86,982
Proceeds from sale of common stock          999,996          -             -
Exercises of stock options and warrants   1,163,291       666,011     1,725,055
                                       ------------   -----------   -----------
     Net cash provided by/(used in)
      financing activities               60,653,931       370,240      (508,743)
                                       ------------   -----------   -----------
     Net cash provided by/(used in)
      continuing operations              39,042,945    (5,110,210)   10,958,341
                                       ------------   -----------   -----------

                                                 Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                               YEARS ENDED OCTOBER 31,
                                        ---------------------------------------
                                            2000          1999          1998
                                        -----------   -----------   -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations      $       -      $      -      $   (76,464)
Adjustments to reconcile loss from
 discontinued operation to cash used
 in discontinued operation:
   Depreciation and amortization               -             -          151,118
   Increase in net assets of
    discontinued operations                    -             -         (246,961)
Payment of taxes and other expenses
 related to sale of the Payroll
 Division                                      -       (2,556,693)   (2,239,367)
Payments on portion of accrued loss
 on office sublease relating to
 discontinued operation                     (48,111)     (145,880)     (116,120)
                                       ------------   -----------   -----------
     Net cash used in discontinued
      operations                            (48,111)   (2,702,573)   (2,527,794)
                                       ------------   -----------   -----------
     Net increase/(decrease) in cash
      and equivalents                    38,994,834    (7,812,783)    8,430,547
     Cash and equivalents, beginning
      of the year                         1,590,223     9,403,006       972,459
                                       ------------   -----------   -----------
     Cash and equivalents, end
      of the year                      $ 40,585,057   $ 1,590,223   $ 9,403,006
                                       ============   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                    $    114,004   $    23,270   $   129,635
                                       ============   ===========   ===========
   Income taxes                        $     67,139   $ 3,917,926   $ 1,092,061
                                       ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Common stock issued for the purchase
   of software                         $       -      $      -      $   180,000
                                       ============   ===========   ===========
Common stock issued for the
   Enterprise Purchase                 $  1,135,160   $ 2,677,500   $      -
                                       ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
Tax benefit associated with the
   exercise of non-qualified options   $       -      $   234,000   $   450,593
                                       ============   ===========   ===========
Treasury shares received in payment
   of a stock option exercise          $    111,744   $      -      $      -
                                       ============   ===========   ===========

                 See Notes to Consolidated Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (formerly Computer Outsourcing Services, Inc. and subsidiaries)(collectively, the "Company") provides comprehensive information technology and mission-critical Internet data systems services to companies, institutions, and government agencies.

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

Property and Equipment - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress at October 31, 1999 relates to the portion of the Company's Internet Data Center constructed in its Leonia, NJ facility. (See Notes 3 and 10)

Software - Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such costs are amortized using the straight-line method over the life of the related customer contract or three to five years, whichever is shorter.

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

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenues are recognized monthly as incurred, and costs (principally salaries) are expensed monthly as incurred.

Income Taxes - Income tax expense is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits is more likely than not. For the year ended October 31, 2000, the tax benefit is limited to the anticipated refund the Company will receive as a result of carrying back a portion of the pretax loss to prior years.

Earnings per Share - The Company calculates earnings per share as required by Statement of Accounting Standards No. 128 - "Earnings per Share" ("EPS"). Basic EPS is computed by dividing income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants that are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options and warrants that are currently anti-dilutive may be dilutive in the future.

Segments - The Company discloses information regarding segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required since the Company operates only one business segment.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company did not have any comprehensive income within the scope of SFAS 130.

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows:

                                 October 31, 2000          October 31, 1999
                            ------------------------   ------------------------
                              Carrying     Estimated     Carrying     Estimated
                               Amount     Fair Value      Amount     Fair Value
                            ------------------------   ------------------------
Assets:
  Cash and equivalents      $40,585,057  $40,585,057   $ 1,590,223  $ 1,590,223

  Marketable debt
    securities (Note 2)       5,781,808    5,782,598     1,673,441    1,674,166

  Trade accounts
    receivable, net           3,200,078    3,200,078     6,010,366    6,010,366

Liabilities:
  Accounts payable, accrued
    expenses, accrued office
    sublease loss, customer
    deposits and other
    current liabilities       7,767,072    7,767,072     4,710,222    4,710,222

  Other borrowings              117,360      117,360        11,004       11,039

The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

         Cash and equivalents - The carrying amount is a reasonable approximation of fair value.

         Marketable debt securities - Fair value is based upon quoted market prices, including accrued interest, and approximate their carrying value due to their short maturities. Securities are classified as held-to-maturity and are accordingly not marked to market.

         Trade accounts receivable, accounts payable, accrued expenses, accrued sublease loss, and customer deposits and other current liabilities - The fair value of receivables and payables are assumed to equal their carrying value because of their short maturities.

         Other borrowings - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for those debt issues for which no market quotes are available.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation.

Major Customers - For the year ended October 31, 2000, two clients accounted for 14% and 13%, respectively, of the Company's revenues. In the two prior years, no client accounted for 10% or more of revenues.


2. Cash Equivalents and Marketable Debt Securities

The following is a summary of the Company's held-to-maturity securities at October 31, 2000 and 1999, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively (Note 1):
                                          As of October 31, 2000
                           --------------------------------------------------
                              Gross Gross Estimated
                                        Unrealized   Unrealized     Market
                               Cost        Gains       Losses        Value
                           -----------  -----------  -----------  -----------
Cash equivalents:
    Commercial paper       $33,513,202  $      -     $      -     $33,513,202
                           -----------  -----------  -----------  -----------
Marketable debt
   securities:
    Commercial paper         4,786,048         -            -       4,786,048
    Corporate obligations      995,760          790         -         996,550
                           -----------  -----------  -----------  -----------
         Subtotal            5,781,808          790         -       5,782,598
                           -----------  -----------  -----------  -----------
               Total       $39,295,010  $       790  $      -     $39,295,800
                           ===========  ===========  ===========  ===========

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
                           ===========  ===========  ===========  ===========

3. Property and Equipment

Property and equipment consists of the following:

                                           October 31,       Depreciable
                                     ------------------------    Lives
                                         2000         1999      (Years)
                                     -----------  ----------- -----------
  Computer equipment                 $ 4,989,246  $ 4,017,472      5
  Computer equipment held under
    capital leases (Note 7)            1,278,669    1,278,669      *
  Furniture and office equipment       1,309,264      970,842      7
  Leasehold improvements               6,615,275      568,192      *
  Construction in progress                  -       1,206,052
  Purchased software                   1,466,206    1,120,377      5
  Vehicles                                84,460       39,741      3
                                     -----------  -----------
                                      15,743,120    9,201,345
  Less accumulated depreciation
     and amortization, including
     $1,248,964 in 2000 and
     $1,211,534 in 1999
     attributable to capital leases   (6,490,984)  (5,562,352)
                                     -----------  -----------
                                     $ 9,252,136  $ 3,638,993
                                     ===========  ===========

  * Shorter of the useful life or the length of the lease.

Depreciation and amortization in continuing operations was $948,164, $782,721, and $768,753 for the years ended October 31, 2000, 1999, and 1998, respectively.


4. Deferred Software Costs

Deferred software costs consist of the following:

                                                     October 31,
                                             ---------------------------
                                                  2000           1999
                                             ------------   ------------
Costs of internally-developed software
   and enhancements, including software
   under development                         $  5,539,669   $  4,528,438
Accumulated amortization                       (2,901,091)    (2,304,615)
                                             ------------   ------------
                                             $  2,638,578   $  2,223,823
                                             ============   ============

Amortization of deferred software costs charged to continuing operations for the years ended October 31, 2000, 1999, and 1998 were $596,476, $484,260, and
$634,932, respectively.

5. Intangibles

Intangible assets consist of the following:
                                                     October 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Excess of cost of investments over
   net assets acquired (goodwill)           $  9,831,590   $  8,692,554
Customer lists                                 1,180,488      1,180,488
                                            ------------   ------------
                                              11,012,078      9,873,042
Less accumulated amortization                 (2,141,858)    (1,388,478)
                                            ------------   ------------
                                            $  8,870,220   $  8,484,564
                                            ============   ============

Amortization charged to continuing operations was $753,381, $608,907, and $249,489 for the years ended October 31, 2000, 1999, and 1998, respectively. The increase in goodwill arose from a contingent payment made in connection with a prior acquisition (Note 12).


6. Related Party Transactions

In June 2000, the Company hired a new Chief Executive Officer. The employment agreement with the Company's new CEO provided for an award of 800,000 restricted shares of common stock. Such award vests at various times during the period ending June 15, 2004. The value of these restricted shares ($11,500,000 on the grant date of June 15, 2000) is being amortized ratably over the four-year vesting schedule. In connection with this award, the Company agreed to loan the CEO 50 percent of any tax payable with respect to the restricted shares. Any such loan will bear interest at the statutory rate and shall be payable when the Executive sells or otherwise transfers the restricted shares. In connection with this provision, on December 21, 2000 the Company loaned $1,291,000 to the CEO. At the same time, the CEO also purchased 68,446 shares of common stock from the Company at $14.61 per share. As a result of the foregoing, the CEO now owns approximately 15% of the outstanding shares of the Company's common stock.

The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chairman of the Board.

Due from related parties consists of the following:

                                                   October 31,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------
  Due from the Chairman, bearing interest
    at prime (9.50% and 8.25% at October
    31, 2000 and 1999, respectively) plus
    1% per annum, repayable on demand       $   67,804   $   58,241

  Due from consultant (Note 10)                   -          13,118

  Due from other officers, bearing
    interest at prime, repayable on demand     102,805       60,955
                                            ----------   ----------
                                            $  170,609   $  132,314
                                            ==========   ==========


7. Long-term Debt and Capitalized Lease Obligations

Long-term debt consists of the following:
                                                    October 31,
                                            -------------------------
                                                2000          1999
                                            -----------   -----------
 Notes payable, other                           117,360        11,004
 Less current portion                           (57,323)      (11,004)
                                            -----------   -----------
                                             $   60,037   $      -
                                            ===========   ===========

On October 23, 2000, the Company entered into two agreements to purchase certain equipment. The agreements call for twenty-four payments of $5,847 per month.

Capitalized Lease Obligations

The Company generally leases its equipment under standard commercial leases with purchase options which the Company exercises from time to time. Assets held under capitalized lease agreements are reflected in property and equipment as capital leases. At October 31, 1999, there were $8,013 of payments remaining on capitalized lease obligations.

8. Income Taxes

The provision/(benefit) for income taxes on continuing operations consists of:

                                                    October 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------

Current:
 Federal                             $ (2,857,672) $    486,753  $  1,119,789
 State and local                             -           64,816       576,424
Deferred (benefit)/provision              684,229       494,804    (1,238,592)
                                     ------------  ------------  ------------
                                     $ (2,173,443) $  1,046,373  $    457,621
                                     ============  ============  ============

A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:
                                                     October 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Tax provision computed at
  the statutory rate                 $ (5,833,295) $    920,606  $    522,434
Increase/(decrease) in taxes
  resulting from:
  State and local income taxes, net
    of federal income taxes                  -          143,977        38,851
  Non-deductible expenses                 159,405        41,343        44,076
  Benefit of tax credits                     -          (57,981)     (179,960)
  Losses for which no benefit
    has been provided                   3,500,447          -             -
  Other, net                                 -           (1,572)       32,220
                                     ------------  ------------  ------------

                                     $ (2,173,443) $  1,046,373  $    457,621
                                     ============  ============  ============

Temporary differences which give rise to net deferred tax assets/(liabilities) are as follows:
                                                    October 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Deferred tax assets:
  Accrued loss on office sublease           $  1,072,503   $    956,891
  Accrued liabilities                            388,007        459,146
  Allowance for doubtful accounts                215,698        152,457
  Deferred rent                                  211,177        121,612
  Intangibles                                     75,204         75,128
  Lease transactions                              36,832         36,794
  Net operating loss                           4,035,160           -
  Other                                          229,623        300,921
                                            ------------   ------------
                                               6,264,204      2,102,949
                                            ------------   ------------
Deferred tax liabilities:
  Depreciation and amortization                 (188,884)      (126,957)
  Deferred software costs                     (1,136,704)      (947,805)
  Other                                         (201,227)      (201,023)
                                            ------------   ------------
                                                 (1,526,815) (1,275,785)

Valuation allowance                           (4,737,389)          -
                                            ------------   ------------
Net deferred taxes                          $       -      $    827,164
                                            ============   ============

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

At October 31, 2000, the Company had net operating loss carryforwards of approximately $8.2 million for federal income tax purposes that begin to expire in 2020.


9. Stockholders' Equity

Common Stock - The Company is authorized to issue up to 50,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor, and upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

Holders of common stock have no preemptive rights, and have no rights to convert their common stock into any other security.

Preferred Stock - The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. In connection with the private placement of securities discussed below, the Board of Directors reserved 300,000 shares of preferred stock for initial and future issuances as Series A.

Private Placement of Securities - On April 7, 2000, the Company entered into a Securities Purchase Agreement providing for a group of investors (the "Purchasers") to purchase $60 million of the Company's securities in a private placement, which closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share.

The Company primarily will use the net proceeds of $58,430,596, after giving effect to issuance costs and related legal fees, from this transaction to pursue its business plan of expanding its managed services activities through its own Internet Data Centers (each of which shall be known as an "IDC") and Managed Service Centers (each of which shall be known as an "MSC") as well as at customer locations connected to an IDC or MSC.

The initial carrying values of the warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings.

The significant provisions of the Series A Preferred Stock are as follows:

         Each share of Series A Preferred Stock maintains a liquidation preference of $381.25 per share, or an aggregate of $60 million for all 157,377 shares, plus accumulated and accrued dividends. Each share of Series A Preferred Stock bears a quarterly dividend of $7.625 payable on March 1, June 1, September 1, and December 1 of each year. Such dividends will accumulate and compound quarterly at a rate of 8% per annum for approximately the first three years. Thereafter, dividends may be accumulated and compounded quarterly at 8% per annum or paid in cash, at the option of the Company. Each share of Series A Preferred Stock is convertible initially into ten shares of common stock of the Company at the option of the Purchasers, subject to adjustment provided in the Certificate of Designation.

         The conversion price of the Series A Preferred Stock shall be adjusted from time to time if the Company: (i) pays a stock dividend; (ii) except in certain instances, issues or sells any shares of common stock or convertible securities at a price per share less than $14.61, as adjusted; (iii) subdivides or reclassifies its common stock; (iv) distributes assets to holders of common stock; or (v) makes a tender offer for all or any portion of its common stock.

         The Company has the option to redeem the Series A Preferred Stock at any time following five years from the closing date at the greater of
         (x) $381.25 per share plus all accrued and unpaid dividends or (y) the market value per share at the date of redemption of the common stock into which shares of the Series A Preferred Stock are convertible. The Purchasers have a one-year right to require the Company to redeem shares of Series A Preferred Stock after seven years from the closing date for $381.25 per share, plus all accrued and unpaid dividends thereon, in certain circumstances.

         Each share of Series A Preferred Stock is entitled to vote on all matters on which holders of common stock are entitled to vote, with each share of Series A Preferred Stock having a number of votes equal to the number of shares of common stock into which the Series A Preferred Stock is convertible.

         The approval of the holders of two-thirds of the shares of Series A Preferred Stock is required for the Company to: (i) amend its charter or by-laws so as to adversely effect the rights or preferences of the Series A Preferred Stock; (ii) merge or transfer all or substantially of its assets, reorganize, or take any action that is expected to result in a change of control of the Company or a planned liquidation;
         (iii) impose material restrictions on the Company's ability to honor the rights of the holders of the Series A Preferred Stock; (iv) authorize or sell any class or series of equity securities (other than stock options pursuant to existing plans or upon the conversion of the Series A Preferred Stock or the exercise of the warrants) which ranks senior to, or pari passu with, the Series A Preferred Stock; (v) subdivide or modify any outstanding shares of the Company if the rights of the holders of the Series A Preferred Stock are impaired; or (vi) pay any dividends on any class of stock (other than the Series A Preferred Stock) or redeem or repurchase any equity securities of the Company or its subsidiaries.

The sale of shares of Series A Preferred Stock, the warrants, and the shares of common stock issuable upon conversion of the Series A Preferred Stock or exercise of the Warrants are not registered under the Securities Act. The Company has entered into a Registration Rights Agreement providing for certain demand registration and unlimited piggyback registrations, subject to certain limitations.

The Purchasers, the Company and certain specified officers of the Company (the "Management Stockholders") entered into a Stockholders Agreement. Among other things, the Stockholders Agreement provides: (i) limitations on transfers of the Company's securities; (ii) the agreement of the parties to vote all securities to elect certain designees to the Company's Board of Directors; and (iii) that certain acts may not be taken without the prior written approval of the directors nominated by the investors. Those acts include (i) hiring or terminating any senior manager of the Company or any subsidiary; (ii) approval of the Company's annual business plan, operating budget and capital budget;
(iii) any capital expenditure not reflected in the Company's annual capital budget which would cause the capital budget to be exceeded by $250,000; (iv) consolidation or merger of the Company, sale of all or substantially all of its assets, recapitalization or liquidation of the Company or other acts that could result in a change of control of the Company; (v) authorizing or issuing additional equity securities of the Company, (vi) an acquisition or divestiture in excess of $5,000,000; (vii) incurring indebtedness in excess of $2,500,000;
(viii) entering into a transaction with an affiliate; or (ix) increasing the securities available under an employee benefit plan.

The warrants issued to the Purchasers are subject to adjustment provisions that are similar to those of the Series A Preferred Stock. The warrants must be exercised before May 11, 2007.

On June 5, 2000, the Company issued warrants to former debt holders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the settlement of all other potential equity interests in the Company held by them. The warrants are immediately exercisable and expire on June 5, 2004. The fair value of the warrants of $120,000, calculated using the Black-Scholes pricing model, is included in the statements of operations.

Previously Issued Warrants - The Underwriters of the Company's initial public offering were issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock, at an exercise price per share of $6.30. During fiscal 1998, 66,725 of these warrants were exercised. The remaining 33,275 warrants expired without being exercised.

In connection with a consulting arrangement, the Company had issued warrants to purchase, after giving effect to certain anti-dilutive provisions, 50,000 shares at $5.00 per share and 25,240 shares at $6.24 per share. These warrants were exercised in March 1998.

In connection with a consulting agreement in June 1995, the Company issued a warrant to purchase 75,000 shares of common stock for $5.00 per share. The warrant grants the holder certain "piggyback registration" and other rights. This warrant was exercised during the year ended October 31, 2000.

Stock Option Plan - Prior to its initial public offering, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. On May 8, 2000, the Company's shareholders approved an amendment to the Plan increasing the maximum number of shares issuable subject to the Plan to 2,700,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company.

The Company's Board of Directors or a committee of the Board consisting of four non-employee directors determine those individuals to whom options will be granted, the number of shares of common stock which may be purchased under each option, and (when necessary) the option exercise price. The Board or the committee also determines the expiration date of the options (typically 10 years, except for 10% shareholders, which expire in 5 years), and the vesting schedule of the options.

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

The Board or the committee may also grant "stock appreciation rights" ("SARs") in connection with specific options granted under the plan. Each SAR entitles the holder to either: (a) cash (in an amount equal to the excess of the fair value of a share of common stock over the exercise price of the related options); or (b) common stock (the number of shares of which is to be determined by dividing the SARs cash value by the fair market value of a share of common stock on the SAR exercise date); or (c) a combination of cash and stock. SARs may be granted along with options granted under the Plan, and to holders of previously granted options. No SARs have been granted under the Plan.

Activity in the Plan during the past three years is as follows:
                                                                      Weighted
                                                         Exercise      Average
                            Number of Price Exercise
                               Options Range Price
                                           --------- --------------  ----------
Options outstanding, October 31, 1997       849,898   $3.25 -  $7.88    $4.42
    Options granted                         216,400   $8.25 - $10.86    $8.79
    Options exercised                      (197,648)  $3.63 -  $7.88    $4.52
    Options cancelled                       (63,650)  $3.88 -  $9.56    $4.83
                                          ---------
Options outstanding, October 31, 1998       805,000   $3.25 - $10.86    $4.41
    Options granted                         152,750   $8.00 - $11.48   $10.03
    Options exercised                      (152,200)  $3.25 -  $7.88    $4.38
    Options cancelled                       (17,150)  $4.50 -  $9.56    $8.82
                                          ---------
Options outstanding, October 31, 1999       788,400   $3.25 - $11.48    $6.56
    Options granted                       1,407,350   $8.81 - $45.00   $16.18
    Options exercised                      (170,478)  $3.25 - $27.25    $5.53
    Options cancelled                       (54,422)  $4.38 - $27.25   $13.38
                                          ---------
Options outstanding, October 31, 2000     1,970,850   $3.25 - $45.00   $12.89
                                          =========
Additional information regarding options
    outstanding:                            207,000   $3.25 -  $4.68    $3.60
                                            153,800   $5.25 -  $7.88    $5.83
                                            748,500   $8.00 - $12.00    $9.98
                                             62,500  $14.33 - $17.69   $16.65
                                            753,950  $18.06 - $23.81   $19.24
                                             22,600  $27.25 - $37.78   $30.56
                                             22,500  $42.38 - $45.00   $44.71
                                          ---------
                                          1,970,850
                                          =========
There were 884,612, 471,060 and 466,133 options exercisable at October 31, 2000, 1999 and 1998, respectively. At October 31, 2000, there are 179,570 options available for future grant.

At October 31, 2000, the weighted average remaining contractual life of all options outstanding, whether vested or not, is approximately 8.2 years.

The Company accounts for options granted under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards.

Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income/(loss) in thousands of dollars and income/(loss) per common share for fiscal 2000, 1999, and 1998, respectively, would have been as follows:

                                    2000                      1999                        1998
                        ------------------------   ------------------------   ------------------------
                         Historical   Pro Forma     Historical   Pro Forma     Historical   Pro Forma
                        -----------  -----------   -----------  -----------   -----------  -----------
Income/(loss) per
   basic common share:
Gain on sale, net
    of loss from
    discontinued
    operation                  -            -             -            -      $     1,620  $     1,620
                        ===========  ===========   ===========  ===========   ===========  ===========
Net income to common
    stockholders        $   (18,819) $   (20,336) $      1,661  $     1,278   $     2,699  $     2,435
                        ===========  ===========   ===========  ===========   ===========  ===========
Income/(loss) per
   diluted common share:
Gain on sale, net
    of loss from
    discontinued
    operation                  -            -             -            -      $      0.37  $      0.37
                        ===========  ===========   ===========  ===========   ===========  ===========
Net income to common
    stockholders        $     (3.58) $     (3.87) $       0.34  $      0.26   $      0.61  $      0.55
                        ===========  ===========   ===========  ===========   ===========  ===========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2000, 1999 and 1998 was $12,122,000, $563,569 and $704,176,
respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of between 5.32% and 6.73%; expected lives ranging from six months to four years; and expected volatility of 85.9%. The assumptions used in 1999 and 1998 included risk-free interest rates of 5.75% and 6.5%, expected lives ranging from six months to five years, and expected volatilities of 49.5% and 48.6%

In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 150,000 shares were exercised prior to October 31, 1996, 40,000 were exercised during the year ended October 31, 1997, and 100,000 were exercised during the year ended October 31, 1998.

10. Commitments and Contingencies

Construction Obligation:

During fiscal 2000, the Company began construction of an Internet Data Center in the Atlanta metropolitan area. A major portion of this construction was represented by a construction contract aggregating approximately $3,121,000. As of October 31, 2000, there were payments of approximately $807,000 remaining to be made on this contract. In addition, equipment for this facility in the amount of $468,000 was on order. In July 2000, the Company announced the signing of a lease for a 54,000 square foot building, that was under construction, as its third IDC. This facility, located in the Northern Virginia high tech corridor, was turned over to the Company in November 2000 for development as an IDC. As of the date of this report, approximately $333,000 has been completed from a construction contract in the amount of $1,565,000, and equipment totaling $888,000 has been delivered. The Company is presently evaluating design alternatives with respect to the development of the Virginia facility. Employment Agreements:

The Company is obligated under certain employment agreements which expire at various times through October 31, 2002. Pursuant to such agreements, the approximate annual minimum salary amounts payable are as follows:

             Years Ending
              October 31,
              ------------
                 2001           1,528,000
                 2002           1,119,208

Consulting and Non-competition:

In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, and provides for annual payments of $267,500 through that date. As a partial incentive to enter into the amended agreement, the Company agreed to forgive, on each anniversary date of the agreement, 12.5% of the consultant's existing indebtedness to the Company ($13,118 at October 31, 1999 (Note 6)). The consulting agreement imposes certain non-competition restrictions on the consultant. The existing indebtedness to the Company was amortized ratably over the term of the amended agreement.

Litigation:

In June 2000, the Company commenced an action against Atlas Business Services Corp. ("Atlas"), a former customer, in the Supreme Court of New York to collect approximately $45,000 in outstanding data processing invoices. Atlas filed an answer in which it asserted certain affirmative defenses alleging that the services were deficient. Discovery is proceeding in this action.

In September 2000, the Company was served with a complaint in connection with a lawsuit commenced by Atlas in August 2000 in the Federal District Court for the Southern District of New York. Atlas alleges that a breach of contract by the Company in providing data processing services resulted in the loss of three customers and annual revenue of $700,000. The Company filed an answer denying all of the material allegations and asserting several affirmative defenses. Pursuant to a Scheduling Order, discovery must be completed by June 21, 2001.

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, Atlas has demanded damages of not less than $5 million.

Management believes that the above matters will be resolved without any material adverse impact to the Company's financial position, results of operations or cash flows.

Lease Obligations:

Operating leases for facilities extend through December 31, 2015. The Company's obligations under certain of these leases are secured by cash deposits or standby letters of credit, aggregating $2,096,000. Total expense for occupancy costs, net of sublease income, was approximately $2,104,000, $1,587,000 and $1,872,000 during fiscal 2000, 1999 and 1998, respectively.

During the fourth quarter of fiscal 1998, the Company completed the consolidation of its data center and administrative functions into its Leonia NJ facility. Effective as of August 1, 1998, the Company sublet approximately 31,500 square feet in its New York City location. This sublease and the related primary lease expire in 2008. Because the amount to be received under the sublease (aggregating approximately $6,211,000) is less than the amount the Company must pay under the primary lease, a charge was taken of approximately $3,022,000. The charge represents the total amount of the shortfall over the life of the lease, and also includes the value of leasehold improvements abandoned. Since the sale of the Payroll Division also permitted the Company to reduce substantially its New York City space requirements, approximately $786,000 was charged against the gain on sale of the Payroll Division. During fiscal 2000, the landlord, the subtenant, and the Company executed agreements terminating both the primary lease and the sublease. Under the terms of these agreements, the Company must pay the landlord monthly amounts equal to the excess of the sum due under the primary lease over the amount due under the sublease.

Effective July 31, 2000, the Company closed its Charlotte, NC sales office, and recorded a charge of approximately $514,000 representing the total amount of future payments. A subtenant is being sought for this space, but as of October 31, 2000, one has not been found. The lease for this facility expires on December 31, 2002.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses.

Approximate minimum future lease payments for real estate and other leases, net of sublease income, are as follows:

                   Years Ending
                   October 31,
                   ------------
                       2001              11,501,000
                       2002              10,452,000
                       2003               7,463,000
                       2004               6,577,000
                       2005               5,525,000
                    Thereafter           48,886,000
                                    ---------------
                                    $    90,404,000
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

For the period beginning on November 1, 1997 through the date of the Sale, the net operating losses (net of related tax benefits) of Pay USA were recorded as a discontinued operation. For such period, revenue from the discontinued operation approximated $1,117,000 and pretax operating losses approximated $136,500.

Pursuant to the terms of the sale, the Company agreed to provide the Buyer with processing services in connection with the continuing operations of Pay USA. The Company provided these services through December 31, 1999 for an initial payment of $500,000, and fixed and other monthly fees based on the level of services provided. The Buyer also paid the Company $1,440,000 at closing for the Company's agreement to refrain from directly or indirectly competing with Pay USA, except as permitted in the agreement and to refrain from certain other specified activities. In May 1999, Zurich and the Company amended the agreement to provide that the Company's obligations thereunder would terminate on October 31, 1999. The $1,440,000 was amortized over the term of the amended agreement. The amortization of such income was included in income from continuing operations for fiscal 1999.


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

Certain additional consideration in the form of cash and common stock (up to $4,872,000 and 242,857 shares) may be payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. Effective as of December 31, 1999, $1,135,160 in additional consideration became payable in the form of shares of the Company's common stock. This amount was recorded as an increase in the value of goodwill. The Company paid this consideration in the form of 36,472 shares of its common stock on February 22, 2000.

The Enterprise Acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on their fair values at the date of acquisition. The assets acquired consist predominately of intangibles associated with the business of providing information technology infrastructure management solutions to large companies and institutions. No liabilities were assumed. The results of operations of the subsidiary have been included in the Company's consolidated results of operations from the date of the acquisition.

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
                                            ===========       ===========

13. Retirement Plans

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 2000, 1999 and 1998, the Company did not make any matching contributions. The administrative costs of the Plans are borne by the Company. Asset management costs are deducted pro rata from the participants' accounts.

14. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the two years ended October 31, 2000 (in thousands except per share data):

                                         THREE MONTHS ENDED:
                             --------------------------------------------
                             JANUARY       APRIL       JULY      OCTOBER
                             31, 2000    30, 2000    31, 2000    31, 2000
                             --------    --------    --------    --------

Revenues                     $  7,115    $  6,583    $  5,359    $  5,414
                             --------    --------    --------    --------
Net income/(loss) from
  continuing operations          (853)     (2,906)     (5,671)     (5,553)
                             --------    --------    --------    --------
Net income/(loss) to
  common stockholders        $   (853)   $ (2,906)   $ (7,529)   $ (7,531)
                             ========    ========    ========    ========
Net income/(loss) to
  common stockholders
  per basic common share     $  (0.18)   $  (0.59)   $  (1.38)   $  (1.28)
                             ========    ========    ========    ========
Net income/(loss) to
  common stockholders
  per diluted common share   $  (0.18)   $  (0.59)   $  (1.38)   $  (1.28)
                             ========    ========    ========    ========

                                         THREE MONTHS ENDED:
                             --------------------------------------------
                             JANUARY       APRIL       JULY      OCTOBER
                             31, 1999    30, 1999    31, 1999    31, 1999
                             --------    --------    --------    --------

Revenues                     $  8,281    $  9,022    $  9,072    $  7,890
                             --------    --------    --------    --------
Net income/(loss) from
  continuing operations           558         775         636        (308)
                             --------    --------    --------    --------
Net income/(loss) to
  common stockholders        $    558    $    775    $    636    $   (308)
                             ========    ========    ========    ========
Net income/(loss) to
  common stockholders
  per basic common share     $   0.13    $   0.17    $   0.13    $  (0.07)
                             ========    ========    ========    ========
Net income/(loss) to
  common stockholders
  per diluted common share   $   0.12    $   0.16    $   0.13    $  (0.07)
                             ========    ========    ========    ========

                        INFOCROSSING, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Balance at    Charged       Charged                   Balance
                 Beginning of   to Costs      to Other                 at End of
Description         Period    and Expenses    Accounts     Deductions    Period
                                                               (a)

Year ended
 October 31,
 2000              $350,939     $175,838          -        $ 23,820     $502,957

Year ended
 October 31,
 1999               216,659      158,000          -          23,720      350,939

Year ended
 October 31,
 1998               111,577      115,429          -          10,347      216,659

(a) Uncollectible accounts written off, net of recoveries.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION                                         PAGE No.

     10.5B          Consulting Agreement Amendment dated as of
                    October 31, 1994 between the Company
                    and Stanley Berger.                                     X-2

     10.6A          Tenth Floor Option Agreement between the
                    Company, G-H-G Realty Company ("GHG"), and
                    RSL Com USA, Inc. ("RSL"), dated as of
                    November 30, 1999.                                      X-4

     10.6B          Eleventh Floor Option Agreement between the
                    Company, GHG, and RSL, dated as of November
                    30, 1999.                                               X-8

     10.7D          Third Amendment of Lease between Leonia
                    Associates, LLC and the Company, dated as of
                    August 28, 2000.                                       X-12


       21           Securities of the Company                              X-16

       23           Consent of Ernst & Young, LLP                          X-17