Form 10-K/A
period 2000-10-31
INFOCROSSING INC
filed 2001-02-28
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

This amendment is filed to add Part III to the previously-filed report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The name, principal occupation with the Company, and certain information concerning each of the Directors and executive officers of the Company are set forth in the table below. Also set forth following the table is certain additional information regarding each individual's business experience.

                                                            DIRECTOR   TERM
NAME                 POSITIONS WITH THE COMPANY       AGE    SINCE    EXPIRES
-------------------- ------------------------------ ------- -------- ---------
Zach Lonstein        Chairman of the Board of         56      1984      2002
                     Directors of the Company
-------------------- ------------------------------ ------- -------- ----------
Charles F. Auster    Chief Executive Officer &        49      2000      2001
                     President and a Director of
                     the Company
-------------------- ------------------------------ ------- -------- ----------
Robert B. Wallach    President of the Managed         61       -         -
                     Services Division
-------------------- ------------------------------ ------- -------- ----------
Joseph Germanotta    President of a subsidiary        43       -         -
                     of the Company
-------------------- ------------------------------ ------- -------- ----------
Warren E. Ousley     President of a subsidiary        55       -         -
                     of the Company and a Director
                     of the Company
-------------------- ------------------------------ ------- -------- ----------
Nicholas J. Letizia  Chief Financial Officer &        48       -         -
                     Secretary
-------------------- ------------------------------ ------- -------- ----------
John C. Platt        Vice President & Treasurer       47       -         -
-------------------- ------------------------------ ------- -------- ----------
Tyler Zachem         Director                         34      2000      2003
-------------------- ------------------------------ ------- -------- ----------
David Lee            Director                         34      2000      2003
-------------------- ------------------------------ ------- -------- ----------
Frank L. Schiff      Director                         41      2000      2002
-------------------- ------------------------------ ------- -------- ----------
Samantha McCuen      Director                         31      2000      2002
-------------------- ------------------------------ ------- -------- ----------
Kathleen A. Perone   Director                         47      2000      2001
-------------------- ------------------------------ ------- -------- ----------


ZACH LONSTEIN has been the Company's Chairman of the Board since he organized the Company in 1984, Chief Executive Officer from 1984 through June 2000, and President from 1984 to May 1996. From 1981 to 1984, Mr. Lonstein was Vice President and General Manager of the Commercial On-Line division of Informatics General Corporation ("Informatics" subsequently renamed Sterling Federal Systems, Inc.), a computer software and services company listed on the New York Stock Exchange. In 1970, Mr. Lonstein was a founder and President of Transportation Computing Services Corp. ("TCS"). In 1981, TCS was sold to Informatics. The Company purchased the Commercial On-Line division of Informatics in 1984.

CHARLES F. AUSTER joined the Company as its President and Chief Executive Officer in June 2000. He also was elected as a Director of the Company by the Board of Directors in June 2000. From February 1998 until June 2000, Mr. Auster was Executive Vice President, Chief Operating Officer, and a member of the board of directors of Ixnet, Ltd., ("Ixnet") an international provider of network communications services. Previously, Mr. Auster was President, Chief Executive Officer, and a member of the board of directors of Voyager Networks, Inc., a New York based server hosting and data networking company. Mr. Auster is currently the Chairman of the Board of Trustees of the L'Enfant Trust, a 501(c)(3) tax exempt organization based in Washington, D.C. Mr. Auster also is a member of the boards of directors of Broadbeam, Inc., NextSet Software, Inc., and NetCruise.com. Mr. Auster is a member of the Bar in both the District of Columbia and the Commonwealth of Virginia.

ROBERT B. WALLACH joined the Company in June 1995, was President from May 1996 through June 2000, and a Director of the Company from 1992 until May 2000. In June 2000, he became President of the Company's Managed Services Division. Prior to June 1995, he was sole proprietor of Horizons Associates, a consulting firm he founded in 1985. Mr. Wallach has more than 20 years of operating experience including senior management positions with Boeing Computer Services from 1970 to 1972 and Informatics from 1972 to 1982 and, from 1982 to 1985, as President of the Financial Information Services Group/Strategic Information division of Ziff Communications, which provided computer services to companies in the financial industry.

JOSEPH GERMANOTTA joined the Company in November 1999 as President and Chief Operating Officer of a subsidiary of the Company. In June 2000 he became President of the Company's Internet Data Center division. Mr. Germanotta resigned his positions effective as of October 2000. Previously, Mr. Germanotta had been President of Global Touch, Inc., a business development company providing strategic planning, marketing, and financial services to telecommunications and technology companies that he had formed in 1996. In 1996 and 1997 he was also Vice President of Internet Access Services for ICON CMT Corporation. In 1995, Mr. Germanotta was Vice President and General Manager at Frontier Communication, Inc.

WARREN E. OUSLEY was President of ETG, Inc. ("ETG"), a subsidiary of the Company from its formation through September 2000. Also, from March 1999 until February 1, 2001, Mr. Ousley was a Director of the Company. Mr. Ousley resigned as an officer in September 2000, and as a Director on February 1, 2001. Prior to December 1998, he was president and a director of Enterprise Technology Group, Incorporated ("Enterprise"), an information technology consulting company he founded in March 1994. In December 1998, ETG purchased the business and certain assets of Enterprise, and Mr. Ousley became President of ETG. Prior to founding Enterprise, Mr. Ousley was Managing Director of the Technology Services Center of Bankers Trust.

NICHOLAS J. LETIZIA has been the Company's Chief Financial Officer and Secretary since November 1998. Prior to that time, he was Chief Financial Officer of InterEquity Capital Corporation ("InterEquity"), a Small Business Investment Company headquartered in New York City. Before joining InterEquity in November 1997, he was Vice President of, and later a consultant to Helmstar Group, Inc. from 1987 until November 1997. Mr. Letizia is a Certified Public Accountant and a member of the New Jersey Bar.

JOHN C. PLATT has been an employee of the Company since it was founded 1984, and has been a Vice President of the Company since 1986, its Treasurer beginning in 1992, and a Director from 1996 until May 2000. Prior to 1984, Mr. Platt held various positions with Informatics and TCS.

TYLER ZACHEM was elected a Director of the Company by the Board of Directors on May 10, 2000. Since June 1999, Mr. Zachem has been Managing Director of DB Capital Partners, Inc., an affiliate of which, DB Capital Investors, LP, is an investor in the Company. (See "Private Sale of Securities" in Item 5) From July 1993 through June 1999, Mr. Zachem was a partner in the firm of McCown, DeLeeuw & Company, a venture capital firm.

FRANK L. SCHIFF was elected a Director of the Company by the Board of Directors on May 10, 2000. Since September 1999, Mr. Schiff has been Managing Director of DB Capital Partners, Inc., an affiliate of which, DB Capital Investors, LP, is an investor in the Company. (See "Private Sale of Securities" in Item 5) From September 1984 through September 1999, Mr. Schiff was a partner in the law firm of White & Case, LLP. (Which provides legal and consulting services to DB Capital Investors, LP).

DAVID LEE was elected a Director of the Company by the Board of Directors on May 10, 2000. Since January 1999 Mr. Lee has been Managing Director of Sandler Capital Management, which is general partner of Sandler Investment Partners, L.P., which in turn is general partner in each of four funds that, along with others, acquired securities in the Company (the "Sandler Funds"). (See "Private Sale of Securities" in Item 5). Prior to January 1999, Mr. Lee was an investment banker for thirteen years, most recently as Managing Director at Lazard Freres & Co. LLC, an investment banking firm. Mr. Lee also serves as a member of the boards of Young Broadcasting, Inc., Telscape International, Inc., and Jobline International AB.

SAMANTHA MCCUEN was elected a Director of the Company by the Board of Directors on May 10, 2000. Since January 1996 Ms. McCuen has been Managing Director of Sandler Capital Management, which is general partner of Sandler Investment Partners, L.P., which in turn is general partner in the Sandler Funds. Prior to January 1996, Ms. McCuen held both equity research and investment banking positions at Morgan Stanley Dean Witter, an investment banking firm. Ms. McCuen is also a member of the board of Register.com.

KATHLEEN A. PERONE was elected as a Director of the Company by the Board of Directors in September 2000. Beginning in April 2000, Ms. Perone has been Managing Director of Acappella Ventures LLC, a Delaware limited liability corporation, which invests in early stage telecommunications and technology enterprises. From January 1998 through March 2000, Ms. Perone was employed by Denver-based Level3 Communications, LLC, most recently in the position of President - North American Operations. Prior to 1998, Ms. Perone held various positions with MFS Communications (now WorldCom), including President - Global Services Division and President - Telecom East.

STOCKHOLDERS' AGREEMENT

In connection with the Private Sale of Securities discussed in Item 5, the Company; DB Capital Investors, L.P. ("DB Capital"); the Sandler Funds; Messrs. Lonstein, Wallach, Auster, Letizia, and Platt; certain additional management stockholders; and certain non-management stockholders entered into a Stockholders' Agreement which provides, among other things, that the Board of Directors of the Company shall consist of two nominees chosen by Mr. Lonstein, two nominees chosen by DB Capital; two nominees chosen by the Sandler Funds; four additional persons not affiliated with the Company chosen by the mutual consent of DB Capital, the Sandler Finds, and Mr. Lonstein; and, if not chosen otherwise, the Chief Executive Officer of the Company. The Stockholders' Agreement also provides that each party to the agreement shall vote their shares to elect the nominees so chosen.

Messrs. Zachem and Schiff are the nominees of DB Capital, Mr. Lee and Ms. McCuen are the nominees of the Sandler Funds.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Securities Exchange Act of 1934 requires that the Company's executive officers and Directors, and any persons owning more than 10% of the Company's common stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. All filings for fiscal 2000 were made on a timely basis except for two Form 4s for Messrs. Lynaugh and Waltman which were not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Summary Compensation Table below includes, for each of the fiscal years ended October 31, 2000, 1999, and 1998, individual compensation for services to the Company and its subsidiaries as paid to the Named Executives.


                                                 SUMMARY COMPENSATION TABLE
------------------------ --------- --------------------------------------------- --------------------------------- -----------------
Name and Principal        Fiscal                Annual Compensation                    Long Term Compensation          All Other
Position at October        Year                                                                                      Compensation
2000 *                                                                                                                   ($)
                                   --------------------------------------------- ---------------------------------
                                     Salary         Bonus        Other Annual                 Awards
                                       ($)           ($)         Compensation
                                                                      ($)
                                   ------------ --------------- ---------------- ---------------- ----------------
                                                                                   Restricted       Securities
                                                                                  Stock Awards      Underlying
                                                                                       (#)         Options/SARS
                                                                                                        (#)
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------
Zach Lonstein              2000       $372,000     $175,000(a)       $23,081(c)         -              150,200            -
Chairman                   1999        208,885       72,519(b)        39,637(c)         -               25,000           $10,000(d)
                           1998        285,913       75,000           33,860(c)         -               25,000            30,000(d)
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------
Charles Auster             2000        140,625       75,000(a)         -              800,000(e)         -             1,197,917(f)
CEO/President              1999         -             -                -                -                -                -
                           1998         -             -                -                -                -                -
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------
Robert Wallach             2000        375,000       50,000(a)         -                -              150,000            -
Division President         1999        270,833        -                -                -                -                -
                           1998        241,667      100,000            -                -              150,000            -
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------
Warren Ousley *            2000        246,180        -              300,000(g)         -                   50            -
Subsidiary                 1999        223,800        -                -                -                -                -
President                  1998         -             -                -                -                -                -
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------
Joseph Germanotta *        2000        196,626        -               78,863(g)         -              250,000(h)         15,083(i)
Subsidiary                 1999         -             -                -                -                -                85,762(i)
President                  1998         -             -                -                -                -                -
------------------------ --------- ------------ --------------- ---------------- ---------------- ---------------- -----------------

* Or date of resignation, see Item 10.

(a)      Bonus earned in fiscal 2000, paid in January 2001.

(b)      Bonus earned in fiscal 1999 and paid in February 2000.

(c)     Includes $8,818, $31,075, and $24,910 in 2000, 1999, and 1998,
        respectively, relating to a Company-provided vehicle and related expenses incurred for both business and personal use, and $14,263, $8,562, and $8,050 in 2000, 1999, and 1998, respectively, paid for a health club membership (See "Employment Agreements with Named Executive Officers" below).

(d) Fee relating to Mr. Lonstein's guarantee of the Company's obligations in connection with the purchase of MCC Corporation. (See "Certain Relationships and Related Transactions" below).

(e)      See "Employment Agreements with Named Executive Officers" below.

(f) Amortization of the market value of the Restricted Stock Award (See "Employment Agreements with Named Executive Officers" below).

(g)      Severance determined and paid subsequent to balance sheet date.

(h) 125,000 options were forfeited as a result of Mr. Germanotta's resignation (See "Employment Agreements with Named Executive Officers" below).

(i) For services rendered as a consultant to the Company prior to becoming an employee.

The Named Executives may participate in certain group life, health, and other non-cash benefit plans, which are generally available to all Company employees. The Company also maintained 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. The Company may make matching contributions at the discretion of the Board of Directors. For the years ended October 31, 2000, 1999 and 1998, the Company did not make any matching contributions.

The following table sets forth, for the Chief Executive Officer and the Named Executives, all grants of stock options made during the fiscal year ended October 31, 2000. Named Executives not listed did not receive grants of stock options during the fiscal year. The Company did not award any stock appreciation rights or reprice any stock options during fiscal 2000.


                                          OPTION GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF           % OF TOTAL
                                    SECURITIES         OPTIONS GRANTED     EXERCISE PRICE
                                 UNDERLYING OPTIONS    TO EMPLOYEES IN        ($/SHARE)
NAME                                  GRANTED            FISCAL YEAR                            EXPIRATION DATE
------------------------------- --------------------- ------------------ ------------------ -----------------------
Zach Lonstein                            150,000 (1)        10.7%            $10.40625           Nov. 9, 2009
                                             200 (2)          -               27.25             Dec. 15, 2004
------------------------------- --------------------- ------------------ ------------------ -----------------------
Robert Wallach                           150,000 (1)        10.7%             10.40625           Nov. 9, 2009
------------------------------- --------------------- ------------------ ------------------ -----------------------
Joseph Germanotta                         50,000 (3)        3.6%              12.00              Oct. 6, 2001
                                         200,000 (4)       14.2%              12.00              Oct. 6, 2001
------------------------------- --------------------- ------------------ ------------------ -----------------------
Warren Ousley                                 50 (2)          -               27.25             Dec. 15, 2009
------------------------------- --------------------- ------------------ ------------------ -----------------------

(1) Non Qualified options - become exercisable as to 50,000 shares on November 10, 1999, with the remaining 100,000 shares vesting monthly in equal amounts over the succeeding twenty-four months.

(2)      Awards for length of service - become exercisable December 16, 1999.

(3) Became exercisable as to 25,000 shares on December 1, 1999. One-half of the remaining shares underlying the option would have become exercisable on December 1, 2000 and the other half on December 1, 2001. In connection with the termination of the employment agreement with Mr. Germanotta, this entire option became exercisable as of October 6, 2000, the date of his resignation. This option expires on October 6, 2001.

(4) Became exercisable as to 75,000 shares on May 10, 2000. The remaining 125,000 shares would have become exercisable based on certain events as defined in Mr. Germanotta's employment agreement. Upon his resignation, the 125,000 shares were forfeited. This option expires on October 6, 2001.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the stock options held by the Chief Executive Officer and the Named Executives during the fiscal year ended October 31, 2000. Named Executives not listed did not exercise stock options during the fiscal year and had no stock options at the end of the year. No stock appreciation rights have been granted by the Company.


             AGGREGATED OPTION EXERCISES DURING THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
-----------------------------------------------------------------------------------------------------------------------------------
                             Securities Received from         Number of Securities Underlying          Value of Unexercised
                          Exercise of Options during the       Unexercised Options at October         In-the-Money Options at
                                    Year ended                         31, 2000 (#)                  October 31, 2000 ($) (2)
                                 October 31, 2000
                         ----------------------------------  ----------------------------------   ---------------------------------
                                               Net Value
                             Number of         Received                              Un-                                 Un-
Name                           Shares            ($)(1)        Exercisable       Exercisable       Exercisable       Exercisable
------------------------ ---------------- ----------------- ---------------- ------------------ ----------------- -----------------
Zach Lonstein                 20,392      $     494,500(3)        170,204              79,996   $       635,264   $        189,930
------------------------ ---------------- ----------------- ---------------- ------------------ ----------------- -----------------
Robert Wallach                50,000          1,956,250           367,004             109,996         2,175,009            373,429
------------------------ ---------------- ----------------- ---------------- ------------------ ----------------- -----------------
Joseph Germanotta               -                  -              125,000                -               78,125               -
------------------------ ---------------- ----------------- ---------------- ------------------ ----------------- -----------------
Warren Ousley                     50                543              -                   -                 -                  -
------------------------ ---------------- ----------------- ---------------- ------------------ ----------------- -----------------

(1) The amount shown represents the aggregate excess of the market value of the shares of common stock as of the date of the exercise over the exercise price paid.
(2) The amounts shown represent the aggregate excess of the market value of shares of common stock underlying options at October 31, 1999 over the exercise price of those options.
(3) This option for 25,000 shares was paid by the surrender of 4,608 shares whose market price on the date of exercise approximated the exercise amount of the option. The difference was paid in cash.


COMPENSATION OF DIRECTORS

During fiscal year 2000, each of the members of the Board of Directors who was not a full-time employee of the Company was granted non-qualified options to purchase 1,250 shares of the Company's common stock for each meeting attended. Directors designated by investors participating in the private placement of securities discussed in Item 5 do not receive compensation for their service as Directors. Employees of the Company who are also Directors do not receive compensation for their service as Directors.

EMPLOYMENT AGREEMENTS WITH THE NAMED
EXECUTIVE OFFICERS, TERMINATION OF AGREEMENTS

On June 15, 2000, the Company and Mr. Auster entered into an employment agreement for a term of two years, with automatic two-year renewals. Mr. Auster will serve as Chief Executive Officer and President. The agreement provides that the Company shall nominate Mr. Auster to serve on the Company's Board of Directors. The agreement provides for an annual salary of $375,000, with annual increases and bonuses (up to $187,500 per year) at the discretion of the Company's Board of Directors.

The employment agreement also provides for an award of 800,000 restricted shares of common stock. Such award vests at various times during the period ending June 15, 2004. The value of these restricted shares ($11,500,000 on the grant date of June 15, 2000) is being amortized ratably over the four year vesting schedule. At the same time, Mr. Auster also purchased 68,446 shares of common stock from the Company at $14.61 per share.

In connection with the restricted stock award, the Company agreed to lend Mr. Auster a sum of money equal to 50 percent of any such tax payable as a result of such an election under IRS Code section 83(b) with respect to the restricted shares, and any such loan shall bear interest at the rate specified by IRS Code section 1274 and, subject to certain conditions, shall be payable at the time and to the extent that Mr. Auster sells or otherwise transfers or obtains liquidity with respect to the restricted shares. In December 2000, the Company loaned Mr. Auster $1,291,000 pursuant to this portion of the agreement.

Effective as of November 1, 1999, Mr. Lonstein and the Company entered into an employment agreement with a three-year term with automatic one-year extensions. This agreement provides for an annual salary of $375,000 with increases in the second and third years of at least 5% per annum. The Compensation Committee of the Board of Directors may provide for a greater annual increase and will set the parameters for the bonus calculation. The agreement also provides for a grant of a nonqualified option to purchase 150,000 shares of the Company's common stock at an exercise price equal to the market value of the stock on November 1, 1999, in accordance with the 1992 Stock Option and Stock Appreciation Rights Plan. In addition, the agreement requires that the Company provide Mr. Lonstein a current model automobile, pay for all repairs, maintenance, and related expenses, and to also purchase a health club membership for Mr. Lonstein and pay related expenses. The agreement provides that the Company shall nominate Mr. Lonstein to serve as the Chairman of the Company's Board of Directors.

Effective as of November 1, 1999, Mr. Wallach and the Company entered into an employment agreement with a three-year term with automatic one-year extensions. This agreement provides for an annual salary of $375,000 with increases in the second and third years of at least 5% per annum. The Compensation Committee of the Board of Directors may provide for a greater annual increase and will set the parameters for the bonus calculation. The agreement also provides for a grant of a non-qualified option to purchase 150,000 shares of the Company's common stock at an exercise price equal to the market value of the stock on November 10, 1999, in accordance with the 1992 Stock Option and Stock Appreciation Rights Plan. In addition, the agreement requires that the Company provide Mr. Wallach a current model automobile; pay for all repairs, maintenance and related expenses; and purchase a health club membership for Mr. Wallach and pay related expenses. The agreement provides that the Company shall nominate Mr. Wallach to serve on the Company's Board of Directors. Upon consummation of the Private Placement of Securities discussed in Item 5, this provision was terminated.

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("Enterprise") for $4,000,000 in cash and 300,000 shares of the Company's common stock. Certain additional consideration in the form of cash and common stock may be payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. On February 22, 2000, the Company issued an additional 36,472 shares of its common stock to Enterprise in accordance with this provision. Mr. Ousley is a majority stockholder of Enterprise and receives a proportionate share of any consideration paid.

The purchase agreement also provided that Mr. Ousley should be appointed to the Company's Board of Directors, subject to the approval thereof, and further that he should be nominated to serve as a Director of the Company. Messrs. Lonstein and Wallach agreed to vote their shares for his election.


In an Amendment to the purchase agreement concluded in February 2001, Mr. Ousley and the other principal stockholder of Enterprise agreed to accept a warrant to purchase 65,000 shares of the Company's common stock in full satisfaction of any remaining potential contingent consideration. This warrant vests as to 21,667 shares on September 16, 2001, with the remaining 43,333 shares vesting monthly in equal amounts over the succeeding twenty-four months.

Mr. Ousley was employed as the President of ETG, Inc., a subsidiary of the Company, pursuant to an employment agreement. This agreement, which expires November 30, 2001, provides for an annual salary of $268,000 with increases and annual bonuses to be determined by the Board of Directors. The non-competition provisions of the agreement extend for one year after the termination of the agreement. In June 2000, Mr. Ousley also assumed the responsibilities of President of the Global Hosting and Engineering Division of the Company.

Effective as of September 2000, Mr. Ousley resigned as an officer of the Company and ETG, Inc. in September 2000, and he resigned as a Director on February 1, 2001. In settlement of his employment agreement, the Company agreed to pay Mr. Ousley a total of $300,000 in varying amounts and at various times over a period ending September 2001.

Mr. Germanotta was employed subject to an employment agreement dated November 15, 1999, expiring November 30, 2001. This agreement provided for an annual salary of $225,000 with increases and annual bonuses to be determined by the Board of Directors. The agreement also called for options to purchase 50,000 shares of the Company's common stock, and, pursuant to an amendment in May 2000, an additional option to purchase 200,000 shares of the Company's common stock. In June 2000, Mr. Germanotta became President of the Company's Internet Data Center Division. Mr. Germanotta resigned in October 2000. In December, Mr. Germanotta and the Company entered into an agreement in settlement of Mr. Germanotta's employment agreement whereby the Company agreed to pay approximately $79,000 at various times through March 2001. The Company also agreed to accelerate the vesting of 25,000 options which would have otherwise been forfeited. The remaining 125,000 options were forfeited.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board of Directors consisted of Messrs. Lonstein, Wallach, Lynaugh, and Waltman through May 2000. Beginning in May 2000, the Compensation Committee members were Messrs. Zachem, Schiff, Lee, and Ms. McCuen. Messrs. Lonstein and Wallach are Executive Officers. Messrs. Waltman and Lynaugh were non-employee Directors. Messrs. Zachem, Schiff, Lee, and Ms. McCuen are non-employee directors who are also Managing Directors of affiliates of organizations that have an investment in the Company (See "Private Sale of Securities" in Item 5).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors of the Company is composed of four non-employee directors. It is responsible for, among other matters, establishing policies applicable to the compensation of the Company's executive officers and reporting on such policies to the Board of Directors and stockholders; determining the salaries, incentive compensation and other remuneration of executive officers of the Company who are directors; and reviewing salaries, compensation and remuneration for all other officers of the Company. The Committee regularly reviews the effectiveness of the Company's executive compensation practices and revises them as appropriate. This is a report on the compensation philosophy of the Committee and its executive compensation activities during fiscal 2000.


REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors administers the compensation of the executive officers of the Company. During fiscal 2000, the Compensation Committee was composed of four directors who were not employed by the Company. The Compensation Committee's recommendations are subject to approval by the full Board. The following report is submitted by the Compensation Committee regarding compensation paid during fiscal 2000.

The Company's compensation policies are designed to attract, motivate, and retain superior talent to enable the Company to achieve its business objectives and to align the financial interest of the executive officers with the stockholders of the Company.

The Compensation of executive officers consists of base compensation, participation in benefit plans generally available to employees, and in some instances, bonuses and/or options. In setting compensation, the Compensation Committee strives to maintain base compensation for the Company's executive officers at levels which the Compensation Committee, based on its experience, believes are competitive with the compensation of comparable executive officers in similarly situated companies while relying upon stock options and the bonus plan to provide significant performance incentives.

Executive officers are eligible to participate in a bonus plan. Awards under the bonus plan are determined by the Compensation Committee. The Compensation Committee relies significantly upon the recommendation of the Chief Executive Officer with respect to the bonus to be awarded to the other executive officers.

The executive officers, as well as other key employees, may receive discretionary bonuses based upon a subjective evaluation of the performance of the Company and their contributions to the Company. Each of the executive officers and certain key employees are eligible to receive awards under the Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan (the "Plan"). The Plan will be used to align a portion of the officers' compensation with the stockholders' interest and the long term success of the Company. In determining the number of options to be granted to each executive officer, the Compensation Committee reviews the recommendations provided by the Chief Executive Officer with respect to the executive officers other than the Chief Executive Officer and makes a subjective determination regarding those recommendations.

The Compensation paid by the Company to its Named Executive Officers for fiscal 2000 was based upon employment agreements negotiated with each of the Named Executive Officers. The Compensation Committee has not conducted any surveys of compensation packages of executive officers in comparable companies, but believes, based on the individual experience of its members, that the compensation package for each Named Executive Officer for fiscal 2000 was reasonable based upon each executive officer's experience, level of responsibility, and the contributions made and expected to be made by each to the Company. See "Employment Agreements" for a description of the employment agreements.

Compensation Committee

David C. Lee
Samantha McCuen
Frank L. Schiff
Tyler T. Zachem


STOCK PERFORMANCE GRAPH

The accompanying graph compares cumulative total stockholder return on the Company's common stock with the NASDAQ Domestic Stock Index and the NASDAQ Computer and Data Processing Services Index (SIC Code 737). The graph assumes that $100 was invested in the Company's stock and each index on October 31, 1995.
             [GRAPH APPEARS HERE]
                                       STOCKHOLDER RETURN
                                        AS OF OCTOBER 31,
                        1995     1996     1997     1998      1999     2000

Company Common Stock    $100     $ 78     $213     $200      $241     $296

NASDAQ Domestic Index    100      118      155      174       294      333

NASDAQ Computer and
  Data Processing
  Services Index         100      116      156      201       378      405

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of October 31, 2000 by (a) all current Directors of the Company, (b) the Chief Executive Officer and the four executive officers of the Company whose salary exceeded $100,000 in the most recent fiscal year (together, the "Named Executives"), (c) all directors and executive officers as a group, and (d) any other person known by the Company to be the beneficial owner of more than 5% of its common stock. Beneficial ownership includes shares that the beneficial owner has the right to acquire within sixty days of the above date from the exercise of options, warrants, or similar obligations. If no address is shown, the address of the beneficial owner is in care of the Company.

           BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
--------------------------------------------------------------------------
                                         Number of Shares     Percentage
Name and Address of Beneficial Owner    Beneficially Owned     of Class
--------------------------------------  ------------------  --------------
Zach Lonstein                           (1)      1,698,351      28.0%
--------------------------------------  ------------------- --------------
Charles F. Auster                       (2)        868,446      14.7%
--------------------------------------  ------------------  --------------
Robert B. Wallach                       (3)        424,763       6.8%
--------------------------------------  ------------------  --------------
Warren Ousley                                      196,204        *
--------------------------------------  ------------------  --------------
Joseph Germanotta                       (4)        112,500        *
--------------------------------------  ------------------  --------------
Tyler Zachem
DB Capital Investors, L.P.
130 Liberty Street - 25th Floor
New York, NY  10006                     (5)      2,427,848      29.2%
--------------------------------------  ------------------  --------------
Frank L. Schiff
DB Capital Investors, L.P.
130 Liberty Street - 25th Floor
New York, NY  10006                     (5)      2,427,848      29.2%
--------------------------------------  ------------------  --------------
David C. Lee
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                     (6)      2,411,662      29.1%
--------------------------------------  ------------------  --------------
Samantha McCuen
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                     (6)      2,411,662      29.1%
--------------------------------------  ------------------  --------------
Kathleen A. Perone
22 Ocean Drive Ave.
Monmouth Beach, NJ  07750               (7)         26,250        *
--------------------------------------  ------------------  --------------
All Directors and Executive Officers
as a group (12 persons)                 (8)      7,495,853      69.7%
--------------------------------------  ------------------  --------------
                       Continued on next page.

--------------------------------------------------------------------------
                                         Number of Shares     Percentage
Name and Address of Beneficial Owner    Beneficially Owned     of Class
--------------------------------------  ------------------  --------------
DB Capital Investors, L.P.
130 Liberty Street - 25th Floor
New York, NY  10006                     (4)      2,427,848      29.2%
--------------------------------------  ------------------  --------------
Sandler Investment Partners, L.P.
767 Fifth Avenue - 45th Floor
New York, NY  10153                     (5)      2,411,662      29.1%
--------------------------------------  ------------------  --------------
Kern Capital Management, LLC
114 West 47th Street - Suite 1926
New York, NY  10036                                468,600       8.0%
--------------------------------------  ------------------  --------------
Cahill, Warnock Strategic Partners
Fund, L.P.
1 South Street - Suite 2150
Baltimore, MD  21202                               444,435       7.5%
--------------------------------------  ------------------  --------------
                     *       Less than 1% of Class

Notes to Beneficial Ownership Table:

(1) Includes 178,538 shares of common stock issuable upon exercise of options held by Mr. Lonstein. Also includes 750,000 shares that are subject to options held by DB Capital, the Sandler Entities, and other parties to the Private Placement of Securities.

(2) Includes 800,000 shares that are subject to restrictions on trading at various times. See "Agreements with Certain Executive Officers and Directors", below.

(3) Includes 375,338 shares of common stock issuable upon exercise of vested options held by Mr. Wallach.

(4) Includes 112,500 shares of common stock issuable upon exercise of options held by Mr. Germanotta.

(5) Includes 817,301 common shares issuable upon conversion of 78,688.5 shares of 8% Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock"), 1,265,963 common shares issuable upon exercise of warrants, and 375,000 common shares which may be purchased from Mr. Lonstein subject to an option. Messrs. Zachem and Schiff are Managing Directors of DB Capital Partners, Inc., an affiliate of DB Capital Investors, L.P., and have shared voting and investment power. Messrs. Zachem and Schiff have disclaimed beneficial ownership for all of the shares beneficially owned by DB Capital Investors, L.P.

(6) Includes 811,852 common shares issuable upon conversion of 78,163.9 shares of Preferred Stock, 1,257,523.2 common shares issuable upon exercise of warrants, and 372,500 common shares which may be purchased from Mr. Lonstein subject to an option. Mr. Lee and Ms. McCuen are Managing Directors of Sandler Capital Management, an affiliate of Sandler Investment Partners, L.P., and have shared voting and investment power.

(7) Includes 26,250 shares of common stock issuable upon exercise of non-qualified options held by Ms. Perone.

(8) Includes 1,629,153 common shares issuable upon conversion of 156,852.4 shares of Preferred Stock and 2,523,486.2 common shares issuable upon exercise of warrants over which four directors exercise shared control. Also includes 709,326 shares of common stock issuable upon exercise of options collectively held by the twelve directors and executive officers of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of October 31, 2000, Mr. Lonstein was indebted to the Company in the amount of $67,804. This indebtedness is payable on demand and bears interest at the prime rate of interest plus 1% per annum.

The Company is the beneficiary of a $1,000,000 "key-man" life insurance policy that it maintains on Mr. Lonstein.

As of October 31, 2000, Mr. Wallach was indebted to the Company in the amount of $72,805. This indebtedness is payable on demand and bears interest at the prime rate of interest.

As compensation for providing a personal guarantee of certain acquisition indebtedness in connection with the acquisition of MCC Corporation ("MCC") by the Company in 1995, Mr. Lonstein was granted an annual fee of 3% of the $1,000,000 original value of that guarantee for the period during which the guarantee remains in effect. That fee was paid in the form of a monthly reduction in the Chief Executive Officer's indebtedness to the Company. On February 1, 1999, the Company made the final payment on that indebtedness, and Mr. Lonstein's guarantee terminated as of that date.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFOCROSSING, INC.

February 28, 2001                                /s/
                                   ---------------------------------------------
                                   Charles F. Auster - Chief Executive Officer


February 28, 2001                                /s/
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Chief Financial Officer