Form 10-K
period 2000-12-31
INFOCROSSING INC
filed 2001-04-02
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the two months ended: December 31, 2000

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

On February 28, 2001, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $23,167,000.

On February 28, 2001, 5,874,282 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

 Part III of this document incorporates by reference a Definitive Proxy Statement to be filed by the Company on or before April 30, 2001.

                                     PART I

Item 1.  Description of Business

General

Infocrossing, Inc. (together with its subsidiaries, the "Company"), was organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, the Company changed its name from Computer Outsourcing Services, Inc. to highlight its expanded business base that now includes Internet Data Centers and automated integrated managed services. The Company provides data system outsourcing services in the following areas (1) Internet Data Center and server-hosting services; (2) a full suite of automated integrated managed services that assure optimal performance, security, reliability, and scalability of a customer's computer systems operations; (3) information technology ("IT") hosting services; and (4) systems infrastructure and operations consulting. The Company expects greater future growth potential from the activities described in (1) and (2) above, although such activities were not significant in the two-month period ended December 31, 2000. Its customers include commercial enterprises, institutions, and government agencies. The Company has grown through strategic acquisitions as well as business development.

The Company's core activity has been providing infrastructure, systems, and managed network services to large- and medium-size enterprises. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses.

On September 15, 2000, the Company's Board of Directors voted to change the Company's year ending date from October 31st to December 31st.

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

The Company's services include the following:

         Internet Data Center and Server-Hosting Services

         The Company began offering Internet Data Center services in January 2000 by retooling a portion of its state-of-the-art mainframe data center into an IDC. At its IDCs, the Company offers server- hosting, Internet access, and a full suite of automated integrated managed services (the "AIMS System") to enterprises with mission-critical Internet requirements. Hosting Internet systems demands many of the same skills, procedures, and physical requirements as for mainframe and midrange environments. In November 2000, the Company opened its second IDC in a 52,000 square foot facility in metropolitan Atlanta. It also has begun development of a 54,000 square foot IDC in the Northern Virginia high-technology corridor.

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

Marketing and Sales

The Company currently targets its marketing efforts to a broad range of large and medium-size enterprises as well as including Internet-centric business. The Company's traditional customer base had been concentrated in specific industries such as financial services, publishing, apparel, consumer products, and health care, where it has developed industry specific services and a reputation for technical expertise and excellent service. For the two-month period ended December 31, 2000, Alicomp, a division of Alicare, Inc. and International Masters Publishers, Inc. accounted for 16% and 17%, respectively, of the Company's revenues. In fiscal 2000, these two companies accounted for 14% and 13%, respectively of the Company's revenues. In the two prior fiscal years, no client accounted for 10% or more of revenues.

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

Product Development

Since the computer industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. The Company is committed to maintaining its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to client requirements. Where possible, the Company seeks to develop product offerings characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and in limited instances by outside consultants. Capitalized expenditures for enhancements to existing products approximated $119,000, $1,011,000, $905,000, and $892,000 for the two months ended December 31, 2000, and the fiscal years ended October 31, 2000, 1999, and 1998, respectively.

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

Employees

As of December 31, 2000, the Company had 260 full-time and 12 part-time employees. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking such organization. The Company considers its relationship with its employees to be satisfactory.

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

The Company also leases 13,307 square feet of office space as follows:

            Location         Square Feet  Lease Expiration Date
            --------------   -----------  ---------------------

            Aberdeen, NJ        5,700          June 30, 2001
            New York, NY        5,700      December 31, 2009
            Glendale, CA        1,907           May 31, 2005

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

Item 3.  Legal Proceedings

Atlas Business Service Corp. ("Atlas") vs. Infocrossing, Inc.
--------------------------------------------------------------

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

                                                                   BID
                                                            -----------------
                                                             High        Low
                                                            ------      -----
   For the year ended October 31, 1999:

   1st Quarter (November 1, 1998 - January 31, 1999)        16.000      8.750
   2nd Quarter (February 1, 1999 - April 30, 1999)          12.125      7.000
   3rd Quarter (May 1, 1999 - July 31, 1999)                12.250      8.500
   4th Quarter (August 1, 1999 - October 31, 1999)          10.750      7.125

   For the year ended October 31, 2000:

   1st Quarter (November 1, 1999 - January 31, 2000)        37.325      9.188
   2nd Quarter (February 1, 2000 - April 30, 2000)          54.875     14.250
   3rd Quarter (May 1, 2000 - July 31, 2000)                25.250     13.250
   4th Quarter (August 1, 2000 - October 31, 2000)          24.125     11.313

   For the two months ended December 31, 2000               13.000      5.125

The closing price of the Company's common stock on NASDAQ-NMS on February 28, 2001 was $7.125 per share. The Company has approximately 94 stockholders of record. In addition, the Company believes that there are approximately 1,000 beneficial owners holding their shares in "street name."

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

Repurchase of Securities

On November 16, 2000, the Company announced that its Board of Directors approved a repurchase of up to 500,000 shares of the Company's common stock. All repurchases are to be made in open market transactions at prevailing market prices, subject to applicable securities laws. As of December 31, 2000, the Company had repurchased 6,900 shares for approximately $68,000. The Company may repurchase stock pursuant to this program at any time.

Recent Issuances of Unregistered Securities

During the two months ended December 31, 2000, the Company did not sell or issue its common stock in any transaction exempt from registration as private placements pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data (In Thousands Except For Per Share Amounts)
         -------------------------------------------------------------------

                         Two Months
                     Ended December 31,                    Years ended October 31:
                    --------------------   --------------------------------------------------------
                      2000        1999        2000        1999        1998        1997        1996
                    --------    --------    --------    --------    --------    --------    --------
                               (Unaudited)
Revenues            $  3,521    $  4,874    $ 24,471    $ 34,265    $ 30,403    $ 24,396    $ 21,222
                    --------    --------    --------    --------    --------    --------
Net income/(loss)
  from continuing
  operations          (4,440)       (343)    (14,983)      1,661       1,079         688         498
                    --------    --------    --------    --------    --------    --------    --------
Loss on discontinued
  operation, net
  of income tax
  benefit               -           -           -           -            (76)       (127)       (165)
                    --------    --------    --------    --------    --------    --------    --------
Gain on sale of
  discontinued
  operation, net
  of income tax
  provision             -           -           -           -          1,696        -           -
                    --------    --------    --------    --------    --------    --------    --------
Net income/(loss)
  to common
  stockholders      $ (5,790)   $   (343)   $(18,819)   $  1,661    $  2,699    $    561    $    333
                    ========    ========    ========    ========    ========    ========    ========

Net Income/(Loss)
  to common stock-
  holders per
  diluted common
  share             $  (0.98)   $  (0.07)   $  (3.58)   $   0.34    $   0.61    $   0.14    $   0.08
                    ========    ========    ========    ========    ========    ========    ========

Total assets        $ 78,449    $ 30,597    $ 78,844    $ 27,554    $ 26,949    $ 19,143    $ 17,859
                    ========    ========    ========    ========    ========    ========    ========

Long term
  obligations and
  (beginning in
  fiscal 2000)
  redeemable
  preferred
  stock             $ 38,214    $  2,014    $ 34,146    $   -       $     12    $    272    $  1,648
                    --------    --------    --------    --------    --------    --------    --------


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

Two Months ended December 31, 2000 as
Compared to the Two Months ended December 31, 1999

For the two months ended December 31, 2000 (the "Current Period"), revenues decreased $1,353,000 (27.8%) to $3,521,000 from $4,874,000 for the two months ended December 31, 1999 (the "Prior Period"). Revenues were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of automated integrated managed services to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects the loss of two major clients, as well as the Company's decision to discontinue certain low margin activities that are inconsistent with its current business strategy. The two former clients include a major publishing company that had given notice in 1997, as previously reported, of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty. The Company continued to perform significant services for this publisher through December 1999. The other former client, an apparel manufacturer, ceased outsourcing its information technology operations. The Company assisted the apparel manufacturer in implementing the necessary systems to allow the former client to satisfy its information technology operations internally. The Company ceased providing services to the apparel manufacturer in October 2000.

Operating costs increased $1,321,000 (35.2%) to $5,076,000 during the Current Period compared with $3,755,000 in the Prior Period. The increase primarily consists of IDC operating costs and the development of automated managed services to be offered throughout the planned network of IDCs, MSCs, and other locations of customers' hardware.

Selling and promotion costs increased $346,000 (71.6%) to $830,000 during the Current Period compared with $484,000 in the Prior Period. The increase is attributable to a larger staff needed to market the Company's IDCs and automated managed services.

General and administrative expenses increased $1,328,000 (109.0%) to $2,546,000 for the Current Period from $1,218,000 for the Prior Period, reflecting higher costs associated with the Company's server-hosting and managed services activities. Current Period expenses also include $479,000 of amortization of a restricted stock award. Amortization of intangibles acquired in connection with the Enterprise Purchase were $90,000 for the Current Period versus $76,000 for the Prior Period.

The Company recorded net interest income of $491,000 in the Current Period, compared with net interest income of $21,000 in the Prior Period. The increase of $470,000 reflects interest income from a significantly higher average balance of interest-earning assets during the Current Period, offset by approximately $30,000 of interest expense on a larger average outstanding debt balance than in the Prior Period.

The Company recorded no tax benefit for the Current Period versus a tax benefit of $219,000 for the Prior Period. The cumulative tax benefit recorded by the Company is limited to the anticipated refund the Company will receive as a result of carrying back a portion of the pretax loss to prior years.

The Company had a net loss of $4,440,000 in the Current Period versus a net loss of $343,000 for the Prior Period. Net loss to common stockholders after accretion, accumulated dividends, and accrued dividends on preferred stock was $5,790,000 for the Current Period. The loss per common share was $0.98 for the Current Period compared with a loss per common share of $0.07 in the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


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


Liquidity and Capital Resources

During the two months ended December 31, 2000, the Company used net cash of $3,558,000 in operations, primarily as a result of a pretax loss of $4,440,000 and a decrease in accounts payable of $893,000, offset by an increase in accrued expenses of $890,000 and $503,000 in depreciation and amortization and $479,000 in amortization of a restricted stock award.

The Company invested $839,000 for the purchase of equipment and fixed assets as well as IDC construction and $119,000 for product development and enhancement. The Company also purchased 6,900 shares of its common stock in the open market for $68,000, and redeemed maturing marketable debt securities totaling $2,369,000.

The principal financing activities were a loan and a cash advance totaling $1,489,000 to the Company's Chief Executive Officer. The employment agreement with the CEO provided for an award of 800,000 restricted shares of common stock. In connection with this award, the Company agreed to loan the CEO 50 percent of any tax payable with respect to the restricted shares. Any such loan will bear interest at the statutory rate and is payable when the Executive sells or otherwise transfers the restricted shares. In connection with this provision, on December 21, 2000 the Company loaned $1,291,000 to the CEO. The advance to the CEO of $198,000 was repaid on January 3, 2001.

As of December 31, 2000, the Company had cash and equivalents and highly-liquid short-term investments aggregating approximately $40,177,000.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop IDCs and MSCs in the United States and abroad. As of December 31, 2000, the Company had commitments of approximately $2,830,000 in connection with constructing and equipping its IDCs in Atlanta and Northern Virginia.


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


New Financial Accounting Standards

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement did not have a significant impact on the Company's financial position or results of operations.


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

Item 10. Directors and Executive Officers
         Compliance with Section 16(a) of the Securities Exchange Act

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

The contents of Part III are incorporated by reference to a Definitive Proxy Statement to be filed by the Company on or before April 30, 2001.

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

          4.3 Warrant Agreement between Computer Outsourcing Services, Inc and the Warrantholders Party thereto, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

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

         10.5A * Consulting Agreement dated November 1, 1992 between the Company and Stanley Berger ("Berger").

         10.5B Consulting Agreement Amendment dated as of October 31, 1994 between the Company and Berger, incorporated by reference to
                    Exhibit 10.5B to the Company's Form 10-K for the period ended October 31, 2000.

         10.6A Tenth Floor Option Agreement between the Company, G-H-G Realty Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to
                    Exhibit 10.6A to the Company's Form 10-K for the period ended October 31, 2000.

         10.6B Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to Exhibit 10.6B to the Company's 10-K for the period ended October 31, 2000.

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

         10.7D Third Amendment of Lease between Leonia Associates, LLC and the Company, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the period ended October 31, 2000.

     Exhibit No.    Description

         10.8 Office Lease Agreement dated May 22, 2000 between the Company and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.9A Deed of Lease dated July 21, 2000 between the Company and Beco-Terminal, LLC, ("BECO") incorporated by reference to
                    Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.9B First Amendment of Lease dated as of December 18, 2000 between the Company and BECO.

        10.10 Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for the Company's Annual Meeting held on May 8, 2000.

        10.11A Asset Purchase Agreement dated as of December 16, 1998, by and among the Company, COSI Acquisition Corp, Enterprise Technology Group, Inc.("Enterprise"), and certain stock-holders of Enterprise, incorporated by reference to a Form 8-K on January 4, 1999.

        10.11B Amendment Asset Purchase Agreement dated as of February 1, 2001, by and among the Company, ETG, Inc., Enterprise, and certain stockholders of Enterprise.

        10.11C Warrant to purchase 65,000 shares of the Company's common stock, dated February 1, 2001, issued to Enterprise

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

                                   INFOCROSSING, INC.

April 2, 2001                             /s/
                                   ---------------------------------------------
                                   Charles F. Auster - Chief Executive Officer

April 2,   2001                           /s/
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Zach Lonstein - Chairman of the Board of
                                    Directors

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Charles F. Auster - Director

April 2,   2001                           /s/
                                   --------------------------------------------
                                   David C. Lee - Director

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Samantha McCuen - Director

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Kathleen Perone - Director

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Frank L. Schiff - Director

April 2,   2001                           /s/
                                   --------------------------------------------
                                   Tyler T. Zachem - Director

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                    Page No.
                                                                    -------

  Report of Independent Auditors                                      F-2

  Consolidated Balance Sheets -
     December 31, 2000, October 31, 2000 and 1999                     F-3

  Consolidated Statements of Operations -
     Two-month Periods Ended December 31, 2000
     and December 31, 1999 (Unaudited)                                F-6

  Consolidated Statements of Operations -
     Fiscal Years ended October 31, 2000, 1999 and 1998               F-7

  Consolidated Statements of Stockholders' Equity -
     Two-Month Period Ended December 31, 2000 and
     Fiscal Years ended October 31, 2000, 1999 and 1998               F-9

  Consolidated Statements of Cash Flows -
     Two-month Periods Ended December 31, 2000
     and December 31, 1999 (Unaudited)                                F-12

  Consolidated Statements of Cash Flows -
     Fiscal Years ended October 31, 2000, 1999 and 1998               F-14

  Notes to Consolidated Financial Statements                          F-17

  Schedule II: Valuation and Qualifying Accounts                      S-1

                         Report of Independent Auditors

The Board of Directors and Stockholders of
Infocrossing, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (formerly Computer Outsourcing Services, Inc. and subsidiaries) as of December 31, 2000 and October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two month period ended December 31, 2000 and for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2000 and October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the two month period ended December 31, 2000 and for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG, LLP
----------------------------
ERNST & YOUNG, LLP

New York, New York
February 21, 2001

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           DECEMBER          OCTOBER 31,
                                         -----------  ------------------------
                                           31, 2000       2000          1999
                                         -----------  -----------  -----------

                    ASSETS

CURRENT ASSETS:

Cash and equivalents                     $36,763,831  $40,585,057  $ 1,590,223
Marketable debt securities, at
  cost which approximates market value 3,413,069 5,781,808 1,673,441 Trade accounts receivable, net of allowance for doubtful accounts of
  $525,957, $502,957 and $350,939          3,355,914    3,200,078    6,010,366
Prepaid and refundable income taxes        3,648,228    3,667,755      961,196
Deferred income taxes - current                 -            -         591,178
Prepaid license fees                         766,135      674,999      915,935
Other current assets                       1,303,724    1,434,603      587,264
                                         -----------  -----------  -----------
                                          49,250,901   55,344,300   12,329,603
                                         -----------  -----------  -----------


PROPERTY and EQUIPMENT, net               13,411,113    9,252,136    3,638,993
                                         -----------  -----------  -----------

OTHER ASSETS:

Deferred software, net                     2,665,714    2,638,578    2,223,823
Intangibles, net                           8,889,271    8,870,220    8,484,564
Due from related parties                   1,665,688      170,609      132,314
Deferred income taxes                           -            -         235,986
Security deposits and other
  non-current assets                       2,566,728    2,568,352      508,800
                                         -----------  -----------  -----------
                                          15,787,401   14,247,759   11,585,487
                                         -----------  -----------  -----------
   TOTAL ASSETS                          $78,449,415  $78,844,195  $27,554,083
                                         ===========  ===========  ===========

                             Continued on Next Page.


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                           DECEMBER           OCTOBER 31,
                                         -----------  ------------------------
                                           31, 2000       2000          1999
                                         -----------  -----------  -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                         $ 1,369,402  $ 2,262,836  $ 1,237,479
Current portion of long-term debt and
  capitalized lease obligations              846,083       57,323       19,017
Current portion of accrued loss on
  office subleases                           510,112      474,699      256,429
Accrued expenses                           4,205,520    3,315,126    1,514,514
Customer deposits and other
  current liabilities                        125,488       91,843      137,208
                                         -----------  -----------  -----------
                                           7,056,605    6,201,827    3,164,647
                                         -----------  -----------  -----------
LONG-TERM LIABILITIES:

Long-term debt and capitalized
  lease obligations, net of current
  portion                                  2,777,409       60,037         -
Accrued loss on office subleases           1,537,955    1,622,568    1,564,592
                                         -----------  -----------  -----------
                                           4,315,364    1,682,605    1,564,592
                                         -----------  -----------  -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE
  CONVERTIBLE PARTICIPATING PREFERRED
  STOCK; $0.01 par value; 300,000 shares
  authorized; 157,377 shares issued and
  outstanding (liquidation preference
  $63,147,379 at December 31, 2000)       35,436,608   34,086,194         -
                                         -----------  -----------  -----------

                             Continued on Next Page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                           DECEMBER           OCTOBER 31,
                                         -----------  ------------------------
                                           31, 2000       2000          1999
                                         -----------  -----------  -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY
                (Continued)

STOCKHOLDERS' EQUITY:

Preferred stock, 2,700,000 shares
  authorized, $0.01 par value;
  none issued                                   -            -            -
Common stock, $0.01 par value;
  50,000,000 shares authorized;
  shares issued 5,888,311, 5,888,311,
  and 4,737,915 in December 2000 and
  October 2000 and 1999, respectively         58,882       58,882       47,379
Additional paid-in capital                58,936,812   58,789,912   15,519,826
Unamortized restricted stock award        (9,822,917) (10,302,083)        -
Retained earnings/(deficit)              (17,344,526) (11,554,085)   7,264,952
                                         -----------  -----------  -----------
                                          31,828,251   36,992,626   22,832,157
Less 12,508, 5,608 and 1,000 shares in
  December 2000 and October 2000 and
  1999, respectively, of common
  stock held in treasury, at cost           (187,413)    (119,057)      (7,313)
                                         -----------  -----------  -----------
                                          31,640,838   36,873,569   22,824,844
                                         -----------  -----------  -----------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $78,449,415  $78,844,195  $27,554,083
                                         ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          TWO MONTHS ENDED
                                                              DECEMBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
                                                                    (Unaudited)

REVENUES                                              $ 3,520,937   $ 4,873,722
                                                      -----------   -----------
COSTS and EXPENSES:
   Operating costs                                      5,076,415     3,755,177
   Selling and promotion costs                            829,806       483,515
   General and administrative costs                     2,546,170     1,218,473
   Interest income, net                                  (491,426)      (20,780)
                                                      -----------   -----------
                                                        7,960,965     5,436,385
                                                      -----------   -----------
Loss from continuing
   operations before income taxes                      (4,440,028)     (562,663)
Income tax benefit                                           -         (219,439)
                                                      -----------   -----------
NET LOSS                                              $(4,440,028)  $  (343,224)

Accretion and dividends on redeemable preferred stock  (1,350,413)         -
                                                      -----------   -----------
NET LOSS TO COMMON STOCKHOLDERS                       $(5,790,441)  $  (343,224)
                                                      ===========   ===========
BASIC EARNINGS PER SHARE:

Net loss to common stockholders                       $     (0.98)  $     (0.07)
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    5,888,311     4,746,716
                                                      ===========   ===========


DILUTED EARNINGS PER SHARE:

Net loss to common stockholders                       $     (0.98)  $     (0.07)
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND EQUIVALENTS OUTSTANDING                    5,888,311     4,746,716
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

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                                                  YEARS ENDED OCTOBER 31,
                                        ---------------------------------------
                                            2000          1999          1998
                                        -----------   -----------   -----------
BASIC EARNINGS PER SHARE:

Income/(loss) from continuing
   operations to common stockholders    $     (3.58)  $      0.36   $      0.27
Loss from discontinued operation                -             -           (0.02)
Gain on sale of discontinued operation          -             -            0.42
                                        -----------   -----------   -----------
Net income/(loss) to
   common stockholders                  $     (3.58)  $      0.36   $      0.67
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               5,251,457     4,636,525     4,058,376
                                        ===========   ===========   ===========


DILUTED EARNINGS PER SHARE:

Income/(loss) from continuing
   operations to common stockholders    $     (3.58)  $      0.34   $      0.24
Loss from discontinued operation                -             -           (0.01)
Gain on sale of discontinued operation          -             -            0.38
                                        -----------   -----------   -----------

Net income/(loss) to
   common stockholders                  $     (3.58)  $      0.34   $      0.61
                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND EQUIVALENTS OUTSTANDING      5,251,457     4,950,050     4,427,921
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

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                 Additional   Retained    Unamortized
                          Common        Par       Paid in     Earnings/   Restricted     Treasury
                          Shares       Value      Capital     (Deficit)   Stock Award     Stock         Total
                       -----------  ----------  -----------  -----------  ------------  -----------  -----------
Balances, October
 31, 1999                4,737,915  $   47,379  $15,519,826  $ 7,264,952  $       -     $    (7,313) $22,824,844

Exercises of stock
 options                   170,478       1,704      969,597         -             -            -         971,301

4,608 shares
 surrendered for stock
 option exercise              -           -            -            -             -        (111,744)    (111,744)

Contingent payment
 relating to
 purchase of assets         36,472         365    1,134,795         -             -            -       1,135,160

Exercise of warrants        75,000         750      374,250         -             -            -         375,000

Sale of restricted
 shares by the
 Company                    68,446         684      999,312         -             -            -         999,996

Restricted stock award     800,000       8,000   11,492,000         -      (11,500,000)        -            -

Amortization of
 restricted stock
 award                        -           -            -            -        1,197,917         -       1,197,917

Issuance of warrants
 in connection with
 termination of a
 financing arrangement        -           -         120,000         -             -            -         120,000

Accretion and dividends
 on redeemable
 preferred stock              -           -            -      (3,835,730)         -            -      (3,835,730)

Issuance of warrants
 in a private placement       -           -      28,180,132         -             -            -      28,180,132

Net loss                      -           -            -     (14,983,307)         -            -     (14,983,307)
                       -----------  ----------  -----------  -----------  ------------  -----------  -----------
Balances, October
 31, 2000                5,888,311  $   58,882  $58,789,912 $(11,554,085) $(10,302,083) $  (119,057) $36,873,569
                       -----------  ----------  -----------  -----------  ------------  -----------  -----------

                             Continued on next page.

                  See Notes to Consolidated Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                                                 Additional   Retained    Unamortized
                          Common        Par       Paid in     Earnings/   Restricted     Treasury
                          Shares       Value      Capital     (Deficit)   Stock Award     Stock         Total
                       -----------  ----------  -----------  -----------  ------------  -----------  -----------
Balances, October
 31, 2000                5,888,311  $   58,882  $58,789,912 $(11,554,085) $(10,302,083) $  (119,057) $36,873,569

Amortization of
 restricted stock
 award                        -           -            -            -          479,166         -         479,166

Purchase 6,900 shares
 for treasury, at cost        -           -            -            -             -         (68,356)     (68,356)

Issuance of a warrant
 in settlement of
 contingent purchase
  price                       -           -         146,900         -             -            -         146,900

Accretion and dividends
 on redeemable
  preferred stock             -           -            -      (1,350,413)         -            -      (1,350,413)

Net loss                      -           -            -      (4,440,028)         -            -      (4,440,028)
                       -----------  ----------  -----------  -----------  ------------  -----------  -----------
Balances, December
 31, 2000                5,888,311  $   58,882  $58,936,812 $(17,344,526) $ (9,822,917) $  (187,413) $31,640,838
                       ===========  ==========  ===========  ===========  ============  ===========  ===========


                 See Notes to Consolidated Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                         TWO MONTHS ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(4,440,028)  $  (343,224)
Adjustments to reconcile net loss to cash
 provided by/(used in) operating activities:
   Depreciation and amortization                          502,557       336,797
   Amortization of restricted stock award                 479,166          -
      Decrease/(increase) in:
     Trade accounts receivable                           (155,836)    1,221,171
     Prepaid and refundable income taxes                   19,527          -
     Prepaid license fees, prepaid expenses
      and other current assets                             44,170       805,150
   Increase/(decrease) in:
     Accounts payable                                    (893,434)     (123,284)
     Income taxes payable                                    -         (219,439)
     Accrued expenses                                     890,396      (572,566)
     Receipts/(payments) on accrued loss
      on office subleases                                 (37,876)       14,647
     Customer deposits and other current liabilities       33,645          -
                                                      -----------   -----------
       Net cash (used in)/provided by
          operating activities                         (3,557,713)    1,119,252
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (839,177)   (1,080,572)
Redemptions of investments in marketable
 debt securities                                        2,368,739       733,435
Purchase of treasury stock                                (68,356)         -
Increase in deferred software costs                      (118,828)     (171,398)
Security deposits and other
 noncurrent assets                                          1,624          (224)
                                                      -----------   -----------
       Net cash provided by/(used in)
        investing activities                          $ 1,344,002   $  (518,759)
                                                      -----------   -----------

                             Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                                          TWO MONTHS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
                                                                    (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a line of credit                        $      -      $ 2,000,000
Repayment of debt and capitalized leases                 (101,112)       (5,463)
Advances to related parties                            (1,495,079)         -
Exercises of stock options and warrants                      -          216,459
                                                      -----------   -----------
     Net cash provided by/(used in)
      financing activities                             (1,596,191)    2,210,996
                                                      -----------   -----------
     Net cash provided by/(used in)
      continuing operations                            (3,809,902)    2,811,489
                                                      -----------   -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Payments on portion of accrued loss on office sublease
 relating to discontinued operation                       (11,324)      (10,664)
                                                      -----------   -----------
     Net cash used in discontinued operation              (11,324)      (10,664)
                                                      -----------   -----------
     Net increase/(decrease) in cash and equivalents   (3,821,226)    2,800,825
     Cash and equivalents, beginning of the period     40,585,057     1,590,223
                                                      -----------   -----------
     Cash and equivalents, end of the period          $36,763,831   $ 4,391,048
                                                      ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                                   $     1,369   $       136
                                                      ===========   ===========
   Income taxes                                       $      -      $      -
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITIES:
Warrants issuable for the settlement
  of contingent purchase price                        $   146,900   $      -
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
Equipment purchased subject to capital leases         $ 3,602,817   $      -
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income/(loss) from continuing
  operations                           $(14,983,307)  $ 1,661,293   $ 1,078,950
Adjustments to reconcile net income
  to cash provided by/(used in)
  operating activities:
   Depreciation and amortization          2,307,777     1,893,081     1,707,072
   Amortization of restricted
      stock award                         1,197,917          -             -
   Stock-based compensation                  71,266          -             -
   Warrants issued in connection
      with termination of a
      credit agreement                      120,000          -             -
   Income from a non-competition
      agreement                                -       (1,000,000)     (440,000)
   Accrued loss on office sublease          514,371          -        2,236,581
   Deferred income taxes                       -          494,804    (1,962,378)
   Decrease/(increase) in:
     Trade accounts receivable            2,810,288    (1,558,248)     (461,488)
     Prepaid and refundable income taxes (1,879,395)         -             -
     Prepaid license fees, prepaid
      expenses and other current
      assets                               (606,403)     (323,660)       44,220
   Increase/(decrease) in:
     Accounts payable                     1,025,357       208,073      (217,110)
     Income taxes payable                      -         (999,929)    1,276,429
     Accrued expenses                     1,800,612        (3,568)     (213,383)
     Payments on accrued loss on
      office subleases                     (190,014)     (415,200)     (330,492)
     Customer deposits and other
      current liabilities                   (45,365)      (65,579)      (28,912)
                                       ------------   -----------   -----------
       Net cash provided by/(used in)
          operating activities           (7,856,896)     (108,933)    2,689,489
                                       ------------   -----------   -----------
                             Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                               YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment     $ (6,564,057)  $(1,848,267)  $(1,500,680)
Disposal of equipment                         2,750          -           14,960
Redemptions/(purchases) of investments
 in marketable debt securities           (4,108,367)    1,544,729    (3,218,170)
Proceeds from sale of the Payroll
 Division                                      -             -       14,400,000
Amounts received from buyer for
 assets held for sale                          -           82,695        25,000
Payment for the purchase of certain
 Assets and the business of Enterprise
 Technology Group, Inc. (the
 "Enterprise Purchase")                        -       (4,000,000)         -
Payment of expenses related to the
 Enterprise Purchase                           -         (283,701)         -
Purchase of treasury stock                     -           (7,313)         -
Increase in deferred software costs      (1,011,231)     (905,070)     (892,010)
Security deposits and other
 noncurrent assets                       (2,073,185)       45,410       (51,505)
                                       ------------   -----------   -----------
       Net cash provided by/(used in)
        investing activities            (13,754,090)  $(5,371,517)  $ 8,777,595
                                       ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a private
 equity placement                        58,430,596          -             -
Proceeds from debt financing and a
 line of credit                           5,140,336          -             -
Repayment of debt and
 capitalized leases                      (5,041,993)     (252,770)   (2,320,780)
(Advances to)/repayments by related
 parties, net                               (38,295)      (43,001)       86,982
Proceeds from sale of common stock          999,996          -             -
Exercises of stock options and warrants   1,163,291       666,011     1,725,055
                                       ------------   -----------   -----------
     Net cash provided by/(used in)
      financing activities               60,653,931       370,240      (508,743)
                                       ------------   -----------   -----------
     Net cash provided by/(used in)
      continuing operations              39,042,945    (5,110,210)   10,958,341
                                       ------------   -----------   -----------

                             Continued on next page.

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                                YEARS ENDED OCTOBER 31,
                                       ----------------------------------------
                                            2000          1999          1998
                                       ------------   -----------   -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations      $       -      $      -      $   (76,464)
Adjustments to reconcile loss from
 discontinued operation to cash used
 in discontinued operation:
   Depreciation and amortization               -             -          151,118
   Increase in net assets of
    discontinued operations                    -             -         (246,961)
Payment of taxes and other expenses
 related to sale of the Payroll
 Division                                      -       (2,556,693)   (2,239,367)
Payments on portion of accrued loss
 on office sublease relating to
 discontinued operation                     (48,111)     (145,880)     (116,120)
                                       ------------   -----------   -----------
     Net cash used in discontinued
      operations                            (48,111)   (2,702,573)   (2,527,794)
                                       ------------   -----------   -----------
     Net increase/(decrease) in cash
      and equivalents                    38,994,834    (7,812,783)    8,430,547
     Cash and equivalents, beginning
      of the year                         1,590,223     9,403,006       972,459
                                       ------------   -----------   -----------
     Cash and equivalents, end
      of the year                      $ 40,585,057   $ 1,590,223   $ 9,403,006
                                       ============   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest expense                    $    114,004   $    23,270   $   129,635
                                       ============   ===========   ===========
   Income taxes                        $     67,139   $ 3,917,926   $ 1,092,061
                                       ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Common stock issued for the purchase
   of software                         $       -      $      -      $   180,000
                                       ============   ===========   ===========
Common stock issued for the
   Enterprise Purchase                 $  1,135,160   $ 2,677,500   $      -
                                       ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
Tax benefit associated with the
   exercise of non-qualified options   $       -      $   234,000   $   450,593
                                       ============   ===========   ===========
Treasury shares received in payment
   of a stock option exercise          $    111,744   $      -      $      -
                                       ============   ===========   ===========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Interim Financial Statements - The financial statements for the two months ended December 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the two months ended December 31, 1999 have been made.

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

Property and Equipment - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress at December 31, 2000 and October 31, 1999 relate to the Company's Internet Data Centers under construction at Sterling, VA and Leonia, NJ facilities, respectively. (See Notes 3 and 10)

Software - Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such costs are amortized using the straight-line method over the life of the related customer contract or three to five years, whichever is shorter.

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

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenues are recognized monthly as incurred, and costs are expensed monthly as incurred.

Income Taxes - Income tax expense or benefit is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits is more likely than not. The cumulative tax benefit recorded by the Company is limited to the anticipated refund the Company will receive as a result of carrying back a portion of the pretax loss to prior years.

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

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement did not have a significant impact on the Company's financial position or results of operations.

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

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows:

                               December 31, 2000         October 31, 2000          October 31, 1999
                           ------------------------  ------------------------  ------------------------
                             Carrying     Estimated    Carrying     Estimated    Carrying     Estimated
                              Amount     Fair Value     Amount     Fair Value     Amount     Fair Value
                           ------------------------  ------------------------  ------------------------
Assets:
  Cash and equivalents      $36,763,831 $36,763,831  $40,585,057  $40,585,057  $ 1,590,223  $ 1,590,223

  Marketable debt
    securities (Note 2)       3,413,069   3,415,899    5,781,808    5,782,598    1,673,441    1,674,166

  Trade accounts
    receivable, net           3,355,914   3,355,914    3,200,078    3,200,078    6,010,366    6,010,366

Liabilities:
  Accounts payable, accrued
    expenses, accrued office
    sublease loss, customer
    deposits and other
    current liabilities       7,748,477   7,748,477    7,767,072    7,767,072    4,710,222    4,710,222

  Capital lease obligations   3,510,609   3,510,609         -            -            -            -

  Other borrowings              112,883     112,883      117,360      117,360       11,004       11,039

The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

         Cash and equivalents - The carrying amount is a reasonable approximation of fair value.

         Marketable debt securities - Fair value is based upon quoted market prices, including accrued interest, and approximates their carrying value due to their short maturities. Securities are classified as held-to-maturity and are accordingly not marked to market.

         Trade accounts receivable, accounts payable, accrued expenses, accrued sublease loss, and customer deposits and other current liabilities - The fair value of receivables and payables are assumed to equal their carrying value because of their short maturities.

         Capital lease obligations and other borrowings - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for those debt issues for which no market quotes are available.

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

Major Customers - For the two-month period ended December 31, 2000, two clients accounted for 17% and 16%, respectively, of the Company's revenues. For the year ended October 31, 2000, these two clients accounted for 13% and 14%, respectively, of the Company's revenues. In the two prior years, no client accounted for 10% or more of revenues.


2. Cash Equivalents and Marketable Debt Securities

The following is a summary of the Company's held-to-maturity securities at December 31, 2000 and October 31, 2000 and 1999, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively (Note 1):

                                            December 31, 2000
                           --------------------------------------------------
                                           Gross        Gross      Estimated
                                        Unrealized   Unrealized     Market
                               Cost        Gains       Losses        Value
                           -----------  -----------  -----------  -----------
Cash equivalents:
    Commercial paper       $36,603,261  $      -     $      -     $36,603,261
                           -----------  -----------  -----------  -----------
Marketable debt
   securities:
    Commercial paper         2,417,309         -            -       2,417,309
    Corporate obligations      995,760        2,830         -         998,590
                           -----------  -----------  -----------  -----------
         Subtotal            3,413,069        2,830         -       3,415,899
                           -----------  -----------  -----------  -----------
               Total       $40,016,330  $     2,830  $      -     $40,019,160
                           ===========  ===========  ===========  ===========

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
                           ===========  ===========  ===========  ===========

3. Property and Equipment

Property and equipment consists of the following:
                                                  October 31,       Depreciable
                                December  ------------------------    Lives
                                31, 2000       2000         1999      (Years)
                              -----------  -----------  ----------- -----------
  Computer equipment          $ 5,313,353  $ 4,989,246  $ 4,017,472      5
  Computer equipment held
    under capital leases
    (Note 7)                    4,881,487    1,278,669    1,278,669      *
  Furniture and office
    equipment                   1,335,866    1,309,264      970,842      7
  Leasehold improvements        6,753,848    6,615,275      568,192      *
  Construction in progress        302,064         -       1,206,052
  Purchased software            1,514,036    1,466,206    1,120,377      5
  Vehicles                         84,460       84,460       39,741      3
                              -----------  -----------  -----------
                               20,185,114   15,743,120    9,201,345
  Less accumulated
    depreciation and
    amortization,
    including $1,313,108
    at December 31, 2000,
    $1,248,964 at October
    31, 2000 and $1,211,534
    at October 31, 1999
    attributable to capital
    leases                     (6,774,001)  (6,490,984)  (5,562,352)
                              -----------  -----------  -----------
                              $13,411,113  $ 9,252,136  $ 3,638,993
                              ===========  ===========  ===========

  * Shorter of the useful life or the length of the lease.

Depreciation and amortization in continuing operations was $283,017, $126,528, $948,164, $782,721, and $768,753 for the two-month periods ended December 31, 2000 and 1999 (unaudited) and the fiscal years ended October 31, 2000, 1999, and 1998, respectively.


4. Deferred Software Costs

Deferred software costs consist of the following:

                                                     October 31,
                                December     ---------------------------
                                31, 2000         2000           1999
                              ------------   ------------   ------------
Costs of internally-developed
   software and enhancements,
   including software under
   development                $  5,658,496   $  5,539,669   $  4,528,438
Accumulated amortization        (2,992,782)    (2,901,091)    (2,304,615)
                              ------------   ------------   ------------
                              $  2,665,714   $  2,638,578   $  2,223,823
                              ============   ============   ============

Amortization of deferred software costs charged to continuing operations for the two months ended December 31, 2000 and 1999 (unaudited) and the fiscal years ended October 31, 2000, 1999, and 1998 were $91,691, $94,357, $596,476,
$484,260, and $634,932, respectively.


5. Intangibles

Intangible assets consist of the following:
                                                     October 31,
                               December     ---------------------------
                               31, 2000         2000           1999
                             ------------   ------------   ------------
Excess of cost of
   investments over
   net assets acquired
   (goodwill)                $  9,978,490   $  9,831,590   $  8,692,554
Customer lists                  1,180,488      1,180,488      1,180,488
                             ------------   ------------   ------------
                               11,158,978     11,012,078      9,873,042
Less accumulated
   amortization                (2,269,707)    (2,141,858)    (1,388,478)
                             ------------   ------------   ------------
                             $  8,889,271   $  8,870,220   $  8,484,564
                             ============   ============   ============

Amortization charged to continuing operations was $127,849, $114,286, $753,381, $608,907, and $249,489 for the two months ended December 31, 2000 and 1999 (unaudited) and the fiscal years ended October 31, 2000, 1999, and 1998, respectively. The increase in goodwill arose from contingent purchase price payments made in connection with a prior acquisition (Note 12).


6. Related Party Transactions

In June 2000, the Company hired a new Chief Executive Officer. The employment agreement with the Company's new CEO provided for an award of 800,000 restricted shares of common stock. Such award vests at various times during the period ending June 15, 2004. The value of these restricted shares ($11,500,000 on the grant date of June 15, 2000) is being amortized ratably over the four-year vesting schedule. In connection with this award, the Company agreed to loan the CEO 50 percent of any tax payable with respect to the restricted shares. Any such loan will bear interest at the statutory rate and shall be payable when the Executive sells or otherwise transfers the restricted shares. In connection with this provision, on December 21, 2000 the Company loaned $1,291,000 to the CEO. Also, in June 2000 the CEO purchased 68,446 shares of common stock from the Company at $14.61 per share. As a result of the foregoing, the CEO now owns approximately 15% of the outstanding shares of the Company's common stock.

The Company is the beneficiary of a $1,000,000 life insurance policy which it maintains on its Chairman of the Board.

Due from related parties consists of the following:

                                                               October 31,
                                             December    -----------------------
                                             31, 2000       2000         1999
                                            ----------   ----------   ----------
  Due from the Chairman, bearing interest
    at prime (9.50% at December 31, 2000)
    plus 1% per annum, repayable on demand  $   69,538   $   67,804   $   58,241

  Due from the CEO, bearing interest at the
     monthly interest rate specified by
    IRS code Section 1274, (5.94% at
    December 31, 2000)                       1,293,130         -            -

  Short term cash advance to the CEO,
    made December 28, 2000, repaid by
    the CEO on January 3, 2001                 198,000         -            -

  Due from other officers, bearing
    interest at prime, repayable on demand     105,020      102,805       60,955

  Due from consultant (Note 10)                   -            -          13,118
                                            ----------   ----------   ----------
                                            $1,665,688   $  170,609   $  132,314
                                            ==========   ==========   ==========


7. Long-term Debt and Capitalized Lease Obligations

Long-term debt consists of the following:
                                                    October 31,
                                December    -------------------------
                                31, 2000        2000          1999
                               ----------   -----------   -----------
 Notes payable, other          $  112,883    $  117,360   $    11,004
 Less current portion             (57,992)      (57,323)      (11,004)
                               ----------   -----------   -----------
                               $   54,891    $   60,037   $      -
                               ==========   ===========   ===========

On October 23, 2000, the Company entered into two agreements to purchase certain equipment. The agreements call for twenty-four payments of $5,847 per month.

Capital Lease Obligations

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. In November 2000, the Company entered into a capital lease for equipment. A liability was recorded at the net present value of the payments, approximately $3,562,000, which approximates the aggregate fair value of the equipment. Forty-eight payments of approximately $88,800 per month are due. In December 2000, the Company entered into a capital lease for equipment having a net present value of approximately $41,000. This lease will be repaid in 24 monthly payments of $1,882.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

                     Year Ending December 31:
                                        2001       $ 1,087,644
                                        2002         1,083,880
                                        2003         1,065,060
                                        2004           973,005
                                                   -----------
                     Total minimum lease payments    4,209,589
                     Less amount representing
                        interest                      (698,980)
                                                   -----------
                     Present value of net minimum
                        lease payments               3,510,609
                     Less current portion of
                        obligations under capital
                        leases                        (788,091)
                                                   -----------
                     Obligations under capital
                        leases, net of current
                        portion                    $ 2,722,518
                                                   ===========


8. Income Taxes

The provision/(benefit) for income taxes on continuing operations consists of:

                              Two Months
                            Ended December 31,            Years ended October 31,
                       --------------------------  ----------------------------------------
                            2000         1999          2000          1999          1998
                       ------------  ------------  ------------  ------------  ------------
                                      (Unaudited)
Current:
 Federal               $       -     $   (202,355) $ (2,857,672) $    486,753  $  1,119,789
 State and local               -             -             -           64,816       576,424
Deferred (benefit)/
 provision                     -          (17,084)      684,229       494,804    (1,238,592)
                       ------------  ------------  ------------  ------------  ------------
                       $       -     $   (219,439) $ (2,173,443) $  1,046,373  $    457,621
                       ============  ============  ============  ============  ============

A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:

                              Two Months
                            Ended December 31,            Years ended October 31,
                       --------------------------  ----------------------------------------
                            2000         1999          2000          1999          1998
                       ------------  ------------  ------------  ------------  ------------
                                      (Unaudited)
Tax provision computed
  at the statutory
  rate                 $ (1,509,610) $   (191,305) $ (5,833,295) $    920,606  $    522,434
Increase/(decrease)
  in taxes resulting
  from:
    State and local
      income taxes,
      net of federal
      income taxes             -             -             -          143,977        38,851
    Non-deductible
      expenses              170,221         8,205       159,405        41,343        44,076
    Benefit of tax
      credits                  -             -             -          (57,981)     (179,960)
    Losses for which no
      benefit has been
      provided            1,366,890          -        3,500,447          -             -
    Other, net              (27,502)      (36,339)         -           (1,572)       32,220
                       ------------  ------------  ------------  ------------  ------------

                       $       -     $   (219,439) $ (2,173,443) $  1,046,373  $    457,621
                       ============  ============  ============  ============  ============

Temporary differences which give rise to net deferred tax assets/(liabilities) are as follows:
                                                           October 31,
                                      December     ---------------------------
                                      31, 2000         2000           1999
                                    ------------   ------------   ------------
Deferred tax assets:
  Accrued loss on office sublease   $  1,037,726   $  1,072,503   $    956,891
  Accrued liabilities                    388,007        388,007        459,146
  Allowance for doubtful accounts        225,243        215,698        152,457
  Deferred rent                          243,808        211,177        121,612
  Intangibles                             66,940         75,204         75,128
  Lease transactions                      36,832         36,832         36,794
  Net operating loss                   5,961,475      4,035,160           -
  Other                                  229,623        229,623        300,921
                                    ------------   ------------   ------------
                                       8,189,654      6,264,204      2,102,949
                                    ------------   ------------   ------------
Deferred tax liabilities:
  Depreciation and amortization         (219,714)      (188,884)      (126,957)
  Deferred software costs             (1,147,965)    (1,136,704)      (947,805)
  Other                                 (201,227)      (201,227)      (201,023)
                                    ------------   ------------   ------------
                                      (1,568,906)    (1,526,815)    (1,275,785)

Valuation allowance                   (6,620,748)    (4,737,389)          -
                                    ------------   ------------   ------------
Net deferred taxes                  $       -      $       -      $    827,164
                                    ============   ============   ============

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $ 14 million for federal income tax purposes that begin to expire in 2020.

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

Other Warrants - The Company issued a warrant to purchase 65,000 shares of the Company's common stock at $18.00 per share in settlement of any future contingent consideration payable under an agreement to purchase the assets of a business (See Note 12). This warrant has a ten year life and vests as to 21,667 shares on September 16, 2001, with the remaining 43,333 shares vesting in approximately equal amounts over the following 24 months. The fair value of the warrant of $146,900, calculated using the Black-Scholes pricing model, has been recorded as additional goodwill.

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

Activity in the Plan during the past three years and
two months is as follows:                                             Weighted
                                                         Exercise      Average
                                           Number of      Price       Exercise
                                            Options       Range         Price
                                           --------- --------------  ----------
Options outstanding, October 31, 1997       849,898   $3.25 -  $7.88    $4.42
    Options granted                         216,400   $8.25 - $10.86    $8.79
    Options exercised                      (197,648)  $3.63 -  $7.88    $4.52
    Options cancelled                       (63,650)  $3.88 -  $9.56    $4.83
                                          ---------
Options outstanding, October 31, 1998       805,000   $3.25 - $10.86    $4.41
    Options granted                         152,750   $8.00 - $11.48   $10.03
    Options exercised                      (152,200)  $3.25 -  $7.88    $4.38
    Options cancelled                       (17,150)  $4.50 -  $9.56    $8.82
                                          ---------
Options outstanding, October 31, 1999       788,400   $3.25 - $11.48    $6.56
    Options granted                       1,407,350   $8.81 - $45.00   $16.18
    Options exercised                      (170,478)  $3.25 - $27.25    $5.53
    Options cancelled                       (54,422)  $4.38 - $27.25   $13.38
                                          ---------
Options outstanding, October 31, 2000     1,970,850   $3.25 - $45.00   $12.89
    Options cancelled                      (183,916)  $8.81 - $27.25   $13.74
                                          ---------
Options outstanding, December 31, 2000    1,786,934   $3.25 - $45.00   $12.65
                                          =========

Additional information regarding options
    outstanding:                            207,000   $3.25 -  $4.68    $3.60
                                            153,800   $5.25 -  $7.88    $5.83
                                            815,500   $8.00 - $12.00   $10.17
                                             60,750  $14.33 - $17.69   $16.68
                                            505,034  $18.06 - $23.81   $19.74
                                             22,350  $27.25 - $37.78   $30.60
                                             22,500  $42.38 - $45.00   $44.71
                                          ---------
                                          1,786,934
                                          =========

There were 950,997, 884,612, 471,060 and 466,133 options exercisable at December 31, 2000 and October 31, 2000, 1999 and 1998, respectively. At December 31, 2000, there are 363,486 options available for future grant.

At December 31, 2000, the weighted average remaining contractual life of all options outstanding, whether vested or not, is approximately 7.2 years.

The Company accounts for options granted under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards.

Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income/(loss) in thousands of dollars and income/(loss) per common share for the two months ended December 31, 2000 and 1999 and for fiscal 2000, 1999, and 1998, respectively, would have been as follows:

                          Two Months Ended December 31,
                 ------------------------------------------
                         2000            1999 (Unaudited)
                 --------------------  --------------------
                 Reported   Proforma   Reported   Pro Forma
                 ---------  ---------  ---------  ---------
Net loss to
  common
  stockholders   $  (5,790) $  (6,247) $    (343) $    (691)
                 =========  =========  =========  =========
Income/(loss) per diluted common share:
Net loss to
  common
  stockholders   $   (0.98) $   (1.06) $   (0.07) $   (0.15)
                 =========  =========  =========  =========

                              Fiscal Years Ended October 31:
                 ----------------------------------------------------------------
                        2000                  1999                 1998
                 --------------------  --------------------  --------------------
                 Reported   Pro Forma  Reported   Pro Forma  Reported   Pro Forma
                 ---------  ---------  ---------  ---------  ---------  ---------
Gain on sale, net
  of loss from
  discontinued
  operation           -          -          -          -     $   1,620  $   1,620
                 =========  =========  =========  =========  =========  =========
Net income to
  common
  stockholders   $ (18,819) $ (20,336) $   1,661  $   1,278  $   2,699  $   2,435
                 =========  =========  =========  =========  =========  =========
Income/(loss) per
 diluted common
 share:
Gain on sale, net
  of loss from
  discontinued
  operation            -          -          -          -    $    0.37  $    0.37
                 =========  =========  =========  =========  =========  =========
Net income to
  common
  stockholders   $   (3.58) $   (3.87) $    0.34  $    0.26  $    0.61  $    0.55
                 =========  =========  =========  =========  =========  =========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2000, 1999 and 1998 was $12,122,000, $563,569 and $704,176,
respectively. No grants were made during the two months ended December 31, 2000. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: a risk-free interest rate of between 5.32% and 6.73%; expected lives ranging from six months to four years; and expected volatility of 85.9%. The assumptions used in 1999 and 1998 included risk-free interest rates of 5.75% and 6.5%, expected lives ranging from six months to five years, and expected volatilities of 49.5% and 48.6%

In addition to options granted under the Plan, two non-qualified options aggregating 290,000 shares were granted prior to the Company's initial public offering of which 150,000 shares were exercised prior to October 31, 1996, 40,000 were exercised during the year ended October 31, 1997, and 100,000 were exercised during the year ended October 31, 1998.

10. Commitments and Contingencies

Construction Obligation:

During fiscal 2000, the Company began construction of an Internet Data Center in the Atlanta metropolitan area. A major portion of this construction was represented by a construction contract aggregating approximately $3,121,000. As of December 31, 2000, there were payments of approximately $538,000 remaining to be made on this contract. In addition, equipment for this facility in the amount of $172,000 was on order. In July 2000, the Company announced the signing of a lease for a 54,000 square foot building, that was under construction, as its third IDC. This facility, located in the Northern Virginia high technology corridor, was turned over to the Company in November 2000 for development as an IDC. As of the date of this report, approximately $333,000 has been completed from a construction contract in the amount of $1,565,000, and equipment totaling $888,000 has been delivered. The Company is presently evaluating design alternatives with respect to the further development of this facility.

Employment Agreements:

The Company is obligated under certain employment agreements which expire at various times through October 31, 2002. Pursuant to such agreements, the approximate annual minimum salary amounts payable are as follows:

              Years Ending
              December 31,
              ------------
                 2001           1,254,896
                 2002             883,229



Consulting and Non-competition:

In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended in October 1994, expires on September 30, 2001, and provides for annual payments of $267,500 through that date. As a partial incentive to enter into the amended agreement, the Company agreed to forgive, on each anniversary date of the agreement, 12.5% of the consultant's existing indebtedness to the Company ($13,118 at October 31, 1999, see Note 6). The consulting agreement imposes certain non-competition restrictions on the consultant. The existing indebtedness to the Company was amortized ratably over the term of the amended agreement.

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

Lease Obligations:

Operating leases for facilities extend through December 31, 2015. The Company's obligations under certain of these leases are secured by cash deposits or standby letters of credit, aggregating $2,096,000. Total expense for occupancy costs, net of sublease income, was approximately $607,000, $292,000, $2,104,000, $1,587,000 and $1,872,000 for the two months ended December 31, 2000 and 1999 and for fiscal 2000, 1999 and 1998, respectively.

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

Approximate minimum future lease payments for real estate and other operating leases, net of sublease income, are as follows:

                   Years Ending
                   December 31,
                   ------------
                       2001              11,787,000
                       2002               9,590,000
                       2003               6,457,000
                       2004               5,703,000
                       2005               5,525,000
                    Thereafter           46,166,000
                                    ---------------
                                    $    85,228,000
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

Certain additional consideration in the form of cash and common stock (up to $4,872,000 and 242,857 shares) would have been payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. Effective as of December 31, 1999, $1,135,160 in additional consideration became payable in the form of shares of the Company's common stock. This amount was recorded as an increase in the value of goodwill. The Company paid this consideration in the form of 36,472 shares of its common stock on February 22, 2000.

The Asset Purchase Agreement was amended to provide for the issuance of a warrant to purchase 65,000 shares of the Company's common stock to settle any future contingent payments (see Note 9).

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
                                            ===========       ===========


13. Retirement Plans

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. For the two months ended December 31, 2000 and 1999, and the fiscal years ended October 31, 2000, 1999 and 1998, the Company did not make any matching contributions. The administrative costs of the Plans are borne by the Company. Asset management costs are deducted pro rata from the participants' accounts.

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
                             ========    ========    ========    ========

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Balance at    Charged       Charged                   Balance
                 Beginning of   to Costs      to Other                 at End of
Description         Period    and Expenses    Accounts     Deductions    Period
                                                               (a)

Two-month
 period ended
 December 31,
 2000              $502,957      $23,000          -            -        $525,957

Year ended
 October 31,
 2000               350,939      175,838          -        $ 23,820     $502,957

Year ended
 October 31,
 1999               216,659      158,000          -          23,720      350,939

Year ended
 October 31,
 1998               111,577      115,429          -          10,347      216,659

(a) Uncollectible accounts written off, net of recoveries.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION                                         PAGE No.

       10.9B        First Amendment of Lease dated as of December
                    18, 2000 between the Company and BECO-Terminal
                    LLC.                                                   X-2

       10.11B       Amendment Asset Purchase Agreement dated
                    as of February 1, 2001, by and among the
                    Company, ETG, Inc., Enterprise, and certain
                    stockholders of Enterprise.                            X-5

       10.11C       Warrant to purchase 65,000 shares of the
                    Company's common stock, dated February 1,
                    2001, issued to Enterprise.                            X-10

       21           Subsidiaries of the Company                            X-18

       23           Consent of Ernst & Young, LLP                          X-19