Form 10-K/A
period 2000-12-31
INFOCROSSING INC
filed 2001-04-30
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2000

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its Charter)

                             DELAWARE                13-3252333
                -------------------------------- ------------------
                (State or other jurisdiction of     (IRS Employer
                 incorporation or organization)  Identification No.)

                 2 CHRISTIE HEIGHTS STREET LEONIA, NJ     07605
                --------------------------------------   --------
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

                                    PART III

As reported on a Form 8-K filed on September 29, 2000, the Company changed its year-end from October 31 to December 31. Unless otherwise noted, all information presented in Part III reflects the twelve-month period ended December 31 of the year presented.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The name, principal occupation with the Company, and certain information concerning each of the Directors and executive officers of the Company as of April 16, 2001 are set forth in the table below. Also set forth following the table is certain additional information regarding each individual's business experience.
                     POSITIONS WITH THE               DIRECTOR    TERM
NAME                 COMPANY                    AGE     SINCE    EXPIRES
-------------------  ------------------------  -----  --------  --------
Zach Lonstein        Chairman of the            57     1984       2002
                        Board of Directors

Charles F. Auster    Chief Executive Officer
                        & President             49     2000      2001

Robert B. Wallach    Chief Operating Officer    62       -         -

Nicholas J. Letizia  Senior Vice President,
                        General Counsel
                        & Secretary             49       -         -

William B. Fischer   Senior Vice President
                        & Chief Financial
                        Officer                 50       -         -

John C. Platt        Vice President &           47       -         -
                     Treasurer

Tyler T. Zachem      Director                   34     2000      2003
David C. Lee *       Director                   35     2000      2003
Frank L. Schiff      Director                   41     2000      2002
Samantha McCuen      Director                   32     2000      2002
Kathleen A. Perone   Director                   47     2000      2001

* Resigned April 23, 2001.

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

CHARLES F. AUSTER joined the Company as its President and Chief Executive Officer in June 2000. He also was elected as a Director of the Company by the Board of Directors in June 2000. From February 1998 until June 2000,
Mr. Auster was Executive Vice President, Chief Operating Officer, and a member of the board of directors of Ixnet, Ltd., ("Ixnet") an international provider of network communications services. Previously, Mr. Auster was President, Chief Executive Officer, and a member of the board of directors of Voyager Networks, Inc., a New York based server hosting and data networking company. Mr. Auster is currently the Chairman of the Board of Trustees of the L'Enfant Trust, a tax exempt organization based in Washington, D.C. He also is a member of the boards of directors of Broadbeam, Inc., NextSet Software, Inc., and (through March 2001) NetCruise.com. Mr. Auster is a member of the Bar in both the District of Columbia and the Commonwealth of Virginia.

ROBERT B. WALLACH joined the Company in June 1995, was President from May 1996 until June 2000, and a Director of the Company from 1992 until May 2000. In June 2000, he became President of the Company's Managed Services Division. In April 2001, he was named Chief Operating Officer of the Company. Prior to June 1995, he was sole proprietor of Horizons Associates, a consulting firm he founded in 1985. Mr. Wallach has more than 20 years of operating experience including senior management positions with Boeing Computer Services, Informatics, and, the Financial Information Services Group/Strategic Information division of Ziff Communications.

NICHOLAS J. LETIZIA joined the Company as Chief Financial Officer and Secretary in November 1998. On April 16, 2001, Mr. Letizia ceased being the Company's Chief Financial Officer and was named to the new position of Senior Vice President and General Counsel. Prior to joining Infocrossing, he was Chief Financial Officer of InterEquity Capital Corporation, the general partner of a Small Business Investment Company. Before joining InterEquity in November 1997, he was Vice President of, and later a consultant to, Helmstar Group, Inc. from 1987 until November 1997. His employment experience also includes professional positions with Arthur Andersen & Co.
and Donaldson, Lufkin & Jenrette. Mr. Letizia is a Certified Public Accountant and a member of the New Jersey Bar.

WILLIAM B. FISCHER was named Chief Financial Officer of the Company on April 16, 2001. From July 1999 until joining the Company, Mr. Fischer was Chief Financial Officer of Index Stock Imagery Inc., a privately held stock photography agency licensing digital imagery largely over the Internet. Previously, from November 1997, Mr. Fischer was Vice President and Controller of ICON CMT, an Internet solutions provider, which, subsequent to its initial public offering, was acquired by Qwest Communications International, Inc. and operated as Qwest Internet Solutions. Before such time, Mr. Fischer served as Chief Financial Officer of Electronic Retailing Systems International Inc., a publicly traded manufacturer of computerized pricing and merchandising systems used in the supermarket industry, which he joined in April 1994. His previous employers include Price Waterhouse (now PricewaterhouseCoopers) where he was Senior Manager, and GTE Corporation (now Verizon Communications) where he served as Director of Financial Accounting Policies. Mr. Fischer is a Certified Public Accountant.

JOHN C. PLATT has been an employee of the Company since it was founded in 1984, and has been a Vice President of the Company since 1986, its Treasurer beginning in 1992, and a Director from 1996 until May 2000. Prior to 1984, Mr. Platt held various positions with Informatics and TCS.

TYLER T. ZACHEM was elected a Director of the Company by the Board of Directors in May 2000. Since June 1999, Mr. Zachem has been Managing Director of DB Capital Partners, Inc. From July 1993 through June 1999, Mr. Zachem was a partner in the firm of McCown, DeLeeuw & Company, a venture capital firm.

FRANK L. SCHIFF was elected a Director of the Company by the Board of Directors in May 2000. Since September 1999, Mr. Schiff has been Managing Director of DB Capital Partners, Inc. In September 1999, Mr. Schiff resigned as a partner of the law firm of White & Case, LLP. He had joined White & Case in 1984.

DAVID C. LEE was elected a Director of the Company by the Board of Directors in May 2000. From January 1999 until April 2001, Mr. Lee was Managing Director of Sandler Capital Management. Prior to January 1999, Mr. Lee was an investment banker for thirteen years, most recently as Managing Director at Lazard Freres & Co. LLC. Mr. Lee also serves as a member of the boards of Young Broadcasting, Inc., Telscape International, Inc., and Jobline International AB. On April 23, 2001, Mr. Lee resigned as a Director.

SAMANTHA MCCUEN was elected a Director of the Company by the Board of Directors in May 2000. Ms. McCuen joined Sandler Capital Management in January 1996, and has been Managing Director since January 2000. Prior to January 1996, Ms. McCuen held both equity research and investment banking positions at Morgan Stanley Dean Witter, an investment banking firm. Ms. McCuen is also a member of the board of Register.com.

KATHLEEN A. PERONE was elected a Director of the Company by the Board of Directors in September 2000. Beginning in April 2000, Ms. Perone has been Managing Director of Acappella Ventures LLC, a Delaware limited liability corporation, which invests in early stage telecommunications and technology enterprises. From January 1998 through March 2000, Ms. Perone was employed by Denver-based Level3 Communications, LLC, most recently in the position of President - North American Operations. Prior to 1998, Ms. Perone held various positions with MFS Communications (now WorldCom), including President - Global Services Division and President - Telecom East. Ms. Perone is also a member of the board of directors of Focal Communications Corp.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and Directors of the Company, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership of Company securities and changes of ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company.

Based solely on a review of the copies of reports furnished to the Company or representations of the Company's Directors and executive officers that no additional reports were required, the Company believes that during the twelve months ended December 31, 2000 the executive officers, Directors, and other persons beneficially owning more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) filing requirements on a timely basis except that a Form 4 for each of Messrs. Germanotta, Lynaugh and Waltman was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Summary Compensation Table below includes, for each of the twelve-month periods ended December 31, 2000, 1999, and 1998, individual compensation for services to the Company and its subsidiaries as paid to the Chief Executive Officer and the four executive officers whose salary exceeded $100,000 in the most recent twelve-month period (together, the "Named Executives").

                                            SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
                                                                  ------------------------
                                                                           Awards
                                                                  ------------------------
Name and                           Annual Compensation                          Securities
Principal              -----------------------------------------  Restricted    Underlying
Position at                                     Other Annual        Stock      Options/SARS     All Other
December 2000 *   Year  Salary ($)   Bonus ($)  Compensation ($)    Awards         (#)       Compensation ($)
-------------------------------------------------------------------------------------------------------------
Zach Lonstein     2000   $386,979   $175,000(a)  $ 23,081(c)         -              300            -
Chairman          1999    242,788     72,519(b)    39,637(c)         -          175,200      $    5,000(d)
                  1998    299,250     75,000       33,860(c)         -           25,000          30,000(d)
-------------------------------------------------------------------------------------------------------------
Charles Auster    2000    203,125     75,000(a)      -            800,000(e)       -          1,677,083(f)
CEO/President     1999       -          -            -               -             -               -
                  1998       -          -            -               -             -               -
-------------------------------------------------------------------------------------------------------------
Robert Wallach    2000    394,792     50,000(a)      -               -               50            -
Chief Operating   1999    275,459       -            -               -          150,000            -
Officer           1998    225,338    100,000         -               -          150,000            -
-------------------------------------------------------------------------------------------------------------
Warren Ousley     2000    201,420       -         300,000(g)         -             -               -
Subsidiary        1999    268,560       -            -               -               50            -
President *       1998       -          -            -               -             -               -
-------------------------------------------------------------------------------------------------------------
Joseph Germanotta 2000    196,626       -          78,863(g)         -           50,000            -
Subsidiary        1999       -          -            -               -          200,000(h)      100,845(i)
President *       1998       -          -            -               -             -               -
-------------------------------------------------------------------------------------------------------------

* Or date of resignation. Mr. Ousley resigned as an officer in September 2000. Mr. Germanotta resigned in October 2000.

(a)  Bonus earned in 2000, paid in January 2001.
(b) Bonus earned in the Company's then fiscal year ended October 31, 1999 and paid in February 2000.
(c)  Includes $8,818, $31,075, and $24,910 in 2000, 1999, and 1998,
     respectively, relating to a Company-provided vehicle and related expenses incurred for both business and personal use, and $14,263, $8,562, and $8,050 in 2000, 1999, and 1998, respectively, paid for a health club membership (See "Employment Agreements with Named Executive Officers" below).

(d) Fee relating to Mr. Lonstein's guarantee of the Company's obligations in connection with the purchase of MCC Corporation. (See "Certain Relationships and Related Party Transactions" below).
(e)  See "Employment Agreements with Named Executive Officers" below.
(f) Amortization of the market value of the Restricted Stock Award (See "Employment Agreements with Named Executive Officers" below).
(g)  Severance determined and paid subsequent to December 31, 2000.
(h) 125,000 options were forfeited as a result of Mr. Germanotta's resignation (See "Employment Agreements with Named Executive Officers" below).
(i) For services rendered as a consultant to the Company prior to becoming an employee.

The Named Executives may participate in certain group life, health, and other non-cash benefit plans, which are generally available to all Company employees. The Company also maintained 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. The Company may make matching contributions at the discretion of the Board of Directors. For the twelve-month periods ended December 31, 2000, 1999, and 1998, the Company did not make any matching contributions.

The following table sets forth, for the Named Executives, all grants of stock options made during the year ended December 31, 2000. Named Executives not listed did not receive grants of stock options during the period. The Company did not award any stock appreciation rights or reprice any stock options during the twelve months ended December 31, 2000.

                  OPTION GRANTS IN THE TWELVE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------
                                    % OF                                     POTENTIAL
                                    TOTAL                                    REALIZABLE
                                   OPTIONS                                    VALUE AT
                      NUMBER OF    GRANTED                                 ASSUMED ANNUAL
                      SECURITEIES     TO                                   RATES OF STOCK
                      UNDERLYING   EMPLOYEES   EXERCISE                         PRICE
                       OPTIONS      IN THE      PRICE     EXPIRATION        APPRECIATION
NAME                   GRANTED      PERIOD    ($/SHARE)      DATE          FOR OPTION TERM
-------------------  -----------  ----------  --------- ---------------  -------------------
                                                                             5%        10%
                                                                          --------  --------
Zach Lonstein            300 (1)       -       $ 6.53    Dec. 21, 2005       $315     $910
Robert Wallach            50 (1)       -         5.94    Dec. 21, 2010        187      473
Joseph Germanotta     50,000 (2)       6%       12.00    Oct 06,  2001     41,400   101,050

(1) Became exercisable on December 22, 2000.
(2) Became exercisable as to 25,000 shares on December 1, 1999. One-half of the remaining shares underlying the option would have become exercisable on December 1, 2000 and the other half on December 1, 2001. In connection with the termination of the employment agreement with Mr. Germanotta, this entire option became exercisable as of October 6, 2000, the date of his resignation. This option expires on October 6, 2001.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table contains information concerning the stock options held by the Named Executives during the year ended December 31, 2000. No stock appreciation rights have been granted by the Company.

           AGGREGATED OPTION EXERCISES DURING THE TWELVE MONTHS ENDED DECEMBER 31, 2000
                                   AND YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------
                         Securities
                       Received from
                        Exercise of
                     Options during the            Number of
                        Twelve Months       Securities Underlying     Value of Unexercised
                      ended December 31,    Unexercised Options at   In-the-Money Options at
                            2000               December 31, 2000     December 31, 2000 ($)(2)
                    ---------------------  ------------------------  ------------------------
                                 Net
                    Number       Value
                      of       Received                     Un-                       Un-
Name                Shares      ($)(1)     Exercisable  Exercisable  Exercisable  Exercisable
---------------     ------  -------------  -----------  -----------  -----------  -----------
Zach Lonstein       20,392  $ 494,500 (3)      178,538       71,662  $    70,349  $    10,314
Robert Wallach      50,000  1,956,250          375,338      101,662      459,094         -
Joseph Germanotta     -          -             125,000         -            -            -
Warren Ousley           50        543             -            -            -            -

(1) The amount shown represents the aggregate excess of the market value of the shares of common stock as of the date of the exercise over the exercise price paid.
(2) The amounts shown represent the aggregate excess of the market value of in-the-money shares of common stock underlying options at December 31, 2000 over the exercise price of those options.
(3) This option for 25,000 shares was paid by the surrender of 4,608 shares, the market price of which on the date of exercise approximated the exercise amount of the option. The difference was paid in cash.


COMPENSATION OF DIRECTORS

Members of the Board of Directors who are not full-time employees of the Company are granted non-qualified options to purchase 1,250 shares of the Company's common stock for each meeting attended. Employees of the Company who are also Directors, and Directors who are also affiliates of the funds that have invested in the Company, do not receive compensation for their service as Directors.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On June 15, 2000, the Company and Mr. Auster entered into an employment agreement for a term of two years, with automatic two-year renewals. Pursuant to this agreement, Mr. Auster serves as Chief Executive Officer and President at an annual salary of $375,000. Annual increases and bonuses (up to $187,500 per year) may be provided at the discretion of the Company's Board of Directors. The employment agreement also provides for an award of 800,000 restricted shares of common stock. Such award vests at various times during the period ending June 15, 2004. The value of these restricted shares ($11,500,000 on the grant date of June 15, 2000) is being amortized ratably over the four year vesting schedule. At the same time, Mr. Auster also purchased 68,446 shares of common stock from the Company at $14.61 per share. In connection with the restricted stock award, the Company agreed to lend Mr. Auster a sum of money equal to 50 percent of any such tax payable as a result of such an election under Section 83(b) of the Internal Revenue Code of 1986 with respect to the restricted shares, and any such loan shall bear interest at the rate specified by Section 1274 of the Internal Revenue Code of 1986 and, subject to certain conditions, shall be payable at the time and to the extent that Mr. Auster sells or otherwise transfers or obtains liquidity with respect to the restricted shares. The Company loaned Mr. Auster $1,877,832 through April 2000 pursuant to the foregoing provision of the agreement. The agreement also provides that the Company shall nominate Mr. Auster to serve on the Company's Board of Directors.

Effective as of November 1, 1999, Mr. Lonstein and the Company entered into an employment agreement with a three-year term with automatic one-year extensions. This agreement provides for an annual salary of $375,000 with increases in the second and third years of at least 5% per annum. The Options and Compensation Committee of the Board of Directors may provide for a greater annual increase and will set the parameters for the bonus calculation. The agreement also provides for a grant of a nonqualified option to purchase 150,000 shares of the Company's common stock at an exercise price equal to the market value of the stock on November 1, 1999, in accordance with the Plan. In addition, the agreement requires that the Company provide Mr. Lonstein a current model automobile, pay for all repairs, maintenance, and related expenses, and also purchase a health club membership for Mr. Lonstein and pay related expenses. The agreement also provides that the Company shall nominate Mr. Lonstein to serve as the Chairman of the Company's Board of Directors.

Effective as of November 1, 1999, Mr. Wallach and the Company entered into an employment agreement with a three-year term with automatic one-year extensions. This agreement provides for an annual salary of $375,000 with increases in the second and third years of at least 5% per annum. The Options and Compensation Committee of the Board of Directors may provide for a greater annual increase and will set the parameters for the bonus calculation. The agreement also provides for a grant of a non-qualified option to purchase 150,000 shares of the Company's common stock at an exercise price equal to the market value of the stock on November 10, 1999, in accordance with the Plan. In addition, the agreement requires that the Company provide Mr. Wallach a current model automobile; pay for all repairs, maintenance and related expenses; and purchase a health club membership for Mr. Wallach and pay related expenses.

On December 18, 1998, a subsidiary of the Company purchased certain assets and the business of Enterprise Technology Group, Incorporated ("Enterprise") for $4,000,000 in cash and 300,000 shares of the Company's common stock. Certain additional consideration in the form of cash and common stock may have been payable, at various times, based upon the future performance of the acquired business over the period ending December 31, 2001. On February 22, 2000, the Company issued an additional 36,472 shares of its common stock to Enterprise in accordance with this provision. Mr. Ousley is a majority stockholder of Enterprise and receives a proportionate share of any consideration paid.

The purchase agreement also provided that Mr. Ousley should be appointed to the Company's Board of Directors, subject to the approval thereof, and further that he should be a nominee for Director, provided he is an employee of the Company or any of its subsidiaries, for each of the three years following the closing of the purchase. Messrs. Lonstein and Wallach agreed to vote their shares for his election.

In an amendment to the purchase agreement concluded in February 2001, Enterprise agreed to accept a warrant to purchase 65,000 shares of the Company's common stock in full satisfaction of any remaining potential contingent consideration. This warrant vests with respect to 21,667 shares on September 16, 2001, and the remaining 43,333 shares vest monthly in equal amounts over the succeeding twenty-four months.

Mr. Ousley was employed as the President of ETG, Inc., a subsidiary of the Company, pursuant to an employment agreement. This agreement, which had a scheduled expiration date of November 30, 2001, provided for an annual salary of $268,000 with increases and annual bonuses to be determined by the Board of Directors. The non-competition provisions of the agreement extended for one year after the termination of the agreement. In June 2000, Mr. Ousley also assumed the responsibilities of President of the Global Hosting and Engineering Division of the Company. Effective as of September 2000, Mr. Ousley resigned as an officer of the Company and ETG, Inc., and he resigned as a Director on February 1, 2001. In settlement of his employment agreement, the Company agreed to pay Mr. Ousley a total of $300,000 in varying amounts and at various times over the period ending September 2001.

Mr. Germanotta was employed subject to an employment agreement dated November 15, 1999, expiring on November 30, 2001. This agreement provided for an annual salary of $225,000 with increases and annual bonuses to be determined by the Board of Directors. The agreement also called for options to purchase 50,000 shares of the Company's common stock, and, pursuant to an amendment in May 2000, an additional option to purchase 200,000 shares of the Company's common stock. In June 2000, Mr. Germanotta became President of the Company's Internet Data Center Division. Mr. Germanotta resigned in October 2000. In December 2000, Mr. Germanotta and the Company entered into an agreement in settlement of Mr. Germanotta's employment agreement whereby the Company agreed to pay approximately $79,000 at various times through March 2001. The Company also agreed to accelerate the vesting of an option to purchase 25,000 shares of common stock that would have otherwise been forfeited. The remaining option for 125,000 shares was forfeited.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In July 2000, the Options Committee was merged with the Compensation Committee. The Compensation Committee of the Board of Directors consisted of Messrs. Lonstein, Wallach, Lynaugh, and Waltman until May 2000. (Messrs. Lonstein and Wallach are executive officers of the Company. Messrs. Waltman and Lynaugh were non-employee Directors.) Beginning in July 2000, the Options and Compensation Committee members were Ms. McCuen and Messrs. Zachem, Schiff, and Lee. Ms. McCuen and Messrs. Zachem, Schiff, and Lee are non-employee directors who are also Managing Directors of affiliates of organizations that have an investment in the Company (See "Certain Relationships and Related Party Transactions" below). The Board may also delegate the authority to the Options and Compensation Committee to negotiate contracts with certain employees. The Options and Compensation Committee met once during twelve months ended December 31, 2000 and took two actions by written consent.

OPTIONS AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Options and Compensation Committee of the Board of Directors of the Company is composed of four non-employee directors. It is responsible for, among other matters, establishing policies applicable to the compensation of the Company's executive officers and reporting on such policies to the Board of Directors and stockholders; determining the salaries, incentive compensation and other remuneration of executive officers of the Company who are directors; and reviewing salaries, compensation and remuneration for all other officers of the Company. The Committee regularly reviews the effectiveness of the Company's executive compensation practices and revises them as appropriate. This is a report on the compensation philosophy of the Committee and its executive compensation activities during the twelve months ended December 31, 2000.


REPORT ON EXECUTIVE COMPENSATION

The Options and Compensation Committee of the Board of Directors administers the compensation of the executive officers of the Company. During the twelve months ended December 31, 2000, the Options and Compensation Committee was composed of four directors who were not employed by the Company. The Options and Compensation Committee's recommendations are subject to approval by the full Board. The following report is submitted by the Options and Compensation Committee regarding compensation paid during the twelve months ended December 31, 2000.

The Company's compensation policies are designed to attract, motivate, and retain superior talent to enable the Company to achieve its business objectives and to align the financial interest of the executive officers with the stockholders of the Company.

The compensation of executive officers consists of base compensation, participation in benefit plans generally available to employees, and in some instances, bonuses and/or options. In setting compensation, the Options and Compensation Committee strives to maintain base compensation for the Company's executive officers at levels which the Committee, based on its experience, believes are competitive with the compensation of comparable executive officers in similarly situated companies while relying upon stock options and the bonus plan to provide significant performance incentives.

Executive officers are eligible to participate in a bonus plan. Awards under the bonus plan are determined by the Options and Compensation Committee. The Options and Compensation Committee relies significantly upon the recommendation of the Chief Executive Officer with respect to the bonus to be awarded to the other executive officers. The executive officers, as well as other key employees, may receive discretionary bonuses based upon a subjective evaluation of the performance of the Company and their contributions to the Company. Each of the executive officers and certain key employees are eligible to receive awards under the Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan. The Plan will be used to align a portion of the officers' compensation with the stockholders' interest and the long term success of the Company. In determining the number of options to be granted to each executive officer, the Options and Compensation Committee reviews the recommendations provided by the Chief Executive Officer with respect to the executive officers other than the Chief Executive Officer and makes a subjective determination regarding those recommendations.

The Compensation paid by the Company to its Named Executive Officers for the twelve months ended December 31, 2000 was based upon employment agreements negotiated with each of the Named Executive Officers. The Options and Compensation Committee has not conducted any surveys of compensation packages of executive officers in comparable companies, but believes, based on the individual experience of its members, that the compensation package for each Named Executive Officer for the twelve-month period ended December 31, 2000 was reasonable based upon each executive officer's experience, level of responsibility, and the contributions made and expected to be made by each to the Company. See "Employment Agreements with Named Executive Officers" for a description of the employment agreements.

Options and Compensation Committee

David C. Lee
Samantha McCuen
Frank L. Schiff
Tyler T. Zachem


STOCK PERFORMANCE GRAPH

The accompanying graph compares cumulative total stockholder return on the Company's common stock with the NASDAQ Domestic Stock Index and the NASDAQ Computer and Data Processing Services Index (SIC Code 737). The graph assumes that $100 was invested in the Company's stock and each index on December 31, 1995.

             [GRAPH APPEARS HERE]
                                       STOCKHOLDER RETURN
                                        AS OF DECEMBER 31,
                        1995     1996     1997     1998      1999     2000

Company Common Stock    $100     $ 82     $235     $225      $594     $144

NASDAQ Domestic Index    100      123      151      212       395      238

NASDAQ Computer and
  Data Processing
  Services Index         100      123      152      270       594      275

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 16, 2001 by (a) all current Directors of the Company, (b) the Named Executives, (c) all directors and executive officers as a group, and (d) any other person known by the Company to be the beneficial owner of more than 5% of its common stock. Beneficial ownership includes shares that the beneficial owner has the right to acquire within sixty days of the above date from the exercise of options, warrants, or similar obligations. If no address is shown, the address of the beneficial owner is in care of the Company.

       BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
-------------------------------------------------------------------
                                           Number of     Percentage
Name and Address of Beneficial Owner        Shares           of
                                         Beneficially      Class
                                            Owned
---------------------------------------  --------------  ----------
Zach Lonstein                            (1) 1,707,332      28.0%
---------------------------------------  --------------  ----------
Charles F. Auster                        (2)   868,446      14.7%
---------------------------------------  --------------  ----------
Robert B. Wallach                        (3)   479,765       7.6%
---------------------------------------  --------------  ----------
Tyler T. Zachem
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                      (4) 2,496,877      29.7%
---------------------------------------  --------------  ----------
Frank L. Schiff
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                      (4) 2,496,877      29.7%
---------------------------------------  --------------  ----------
David C. Lee
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                      (5) 2,480,231      29.5%
---------------------------------------  --------------  ----------
Samantha McCuen
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                      (5) 2,480,231      29.5%
---------------------------------------  --------------  ----------
Kathleen A. Perone
22 Ocean Drive Avenue
Monmouth Beach, NJ  07750                (6)    27,500         *
---------------------------------------  --------------  ----------
Warren Ousley
18 Wetherill Drive
Freehold, NJ  07728                            196,204         *
---------------------------------------  --------------  ----------
Joseph Germanotta
135 West 70th Street - 1A
New York, NY  10023                      (7)   125,000         *
---------------------------------------  --------------  ----------
                           Continued on next page.

          BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
                               (CONTINUED)
-------------------------------------------------------------------
                                           Number of     Percentage
Name and Address of Beneficial               Shares          of
Owner                                     Beneficially      Class
                                              Owned
---------------------------------------  --------------  ----------
All Directors and executive officers     (8) 7,658,222      70.0%
   as a group (12 persons)
---------------------------------------  --------------  ----------
DB Capital  Partners, Inc.
130 Liberty Street
New York, NY  10006                      (4) 2,496,877      29.7%
---------------------------------------  --------------  ----------
Sandler Capital Management
767 Fifth Avenue
New York, NY  10153                      (5) 2,480,231      29.5%
---------------------------------------  --------------  ----------
Sandler Capital Partners V, L.P.
767 Fifth Avenue
New York, NY  10153                      (9) 1,611,816      21.4%
---------------------------------------  --------------  ----------
Sandler Capital Partners V FTE,
L.P.
767 Fifth Avenue
New York, NY  10153                      (10)  660,341      10.0%
---------------------------------------  --------------  ----------
Cahill, Warnock Strategic
Partners Fund, L.P.
One South Street - Suite 2150
Baltimore, MD  21202                     (11)  412,981       7.0%
---------------------------------------  --------------  ----------
Kern Capital Management, LLC
114 West 47th Street - Suite
1926
New York, NY  10036                            363,900       6.2%
---------------------------------------  --------------  ----------
                    *    Less than 1% of Class

(1)  Includes 193,540 shares of common stock issuable upon exercise of vested options held by Mr. Lonstein. Also includes 750,000 shares that are subject to options held by DB Capital Investors, L.P., Sandler Capital Management, and other parties to a private placement of securities (see "Certain Relationships and Party Related Transactions" below).

(2)  Includes 800,000 shares that vest at various times. See "Employment
             Agreements with Named Executive Officers" below.

(3)  Includes 430,340 shares of common stock issuable upon exercise of vested options held by Mr. Wallach.

(4)  Includes 844,725 common shares issuable upon conversion of 78,688.5 shares of Preferred Stock, including accrued dividends thereon, 1,265,963 common shares issuable upon exercise of warrants, and 375,000 common shares which may be purchased from Mr. Lonstein subject to an option.
             Messrs. Zachem and Schiff are Managing Directors of DB Capital Partners, Inc., which is the General Partner of
             DB Capital Partners, L.P., which in turn is the General Partner of DB Capital Investors, L.P., the owner of the shares of the Preferred Stock, warrants, and option. Messrs. Zachem and Schiff have shared voting and dispositive power over such Preferred Stock, warrants, and option noted above, and have disclaimed beneficial ownership for all of the shares beneficially owned by DB Capital Investors, L.P., except as to the extent of their pecuniary interest therein. DB Capital Investors, L.P. owns 50% of the outstanding shares of Preferred Stock.

(5)  Includes 839,094 common shares issuable upon conversion of 78,164 shares of
             Preferred Stock, including accrued dividends thereon, 1,257,523 common shares issuable upon exercise of warrants, and 372,500 common shares which may be purchased from Mr. Lonstein subject to options. Ms. McCuen and Mr. Lee are Managing Directors of Sandler Capital Management, which is the general partner of Sandler Investment Partners, L.P., which in turn is the general partner of four funds that collectively own the Preferred Stock, warrants, and options noted above. Ms. McCuen and Mr. Lee have shared voting and dispositive power over such Preferred Stock, warrants, and options. The four funds collectively own 49.7% of the outstanding shares of Preferred Stock.

(6)  Includes 27,500 shares of common stock issuable upon exercise of non-qualified options held by Ms. Perone.

(7)  Includes 125,000 shares of common stock issuable upon exercise of vested options held by Mr. Germanotta.

(8)  Includes 1,568,524 common shares issuable upon conversion of
             156,852 shares of Preferred Stock and 2,523,486 common shares issuable upon exercise of warrants over which four directors exercise shared control. Also includes 794,747 shares of common stock issuable upon exercise of options collectively held by the twelve directors and executive officers of the Company.

(9)  Includes 545,298 common shares issuable upon conversion of 50,796 shares of the Preferred Stock, including accrued dividends thereon, 1,265,963 common shares issuable upon exercise of warrants, and 242,075 common shares which may be purchased from Mr. Lonstein subject to an option.

(10) Includes 223,402 common shares issuable upon conversion of 20,810 shares of Preferred Stock, including accrued dividends thereon, 1,257,523 common shares issuable upon exercise of warrants, and 99,175 common shares which may be purchased from Mr. Lonstein subject to an option.

(11) Includes 8,121 common shares issuable upon exercise of warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On April 7, 2000, the Company entered into a Securities Purchase Agreement providing for a group of investors to purchase $60 million of the Company's securities in a private placement. The transaction was approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 8, 2000.

The private placement transaction closed on May 10, 2000. The Company issued 157,377 shares of Preferred Stock and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share. The Company received $58,430,596 after payment of issuance costs and related legal fees.

The Company primarily will use the net proceeds from this transaction to pursue its business plan of expanding its managed services activities through its own Internet Data Centers and Managed Service Centers as well as at customer locations. The Company also repaid debt having an aggregate principal balance of $5 million from these proceeds.

As of March 31, 2001, Mr. Lonstein was indebted to the Company in the amount of $71,930. This indebtedness is payable on demand and bears interest at the prime rate of interest plus 1% per annum.

As of March 31, 2001, Mr. Wallach was indebted to the Company in the amount of $78,121. This indebtedness is payable on demand and bears interest at the prime rate of interest.

As compensation for providing a personal guarantee of certain acquisition indebtedness in connection with the acquisition of MCC Corporation by the Company in 1995, Mr. Lonstein was granted an annual fee of 3% of the $1,000,000 original value of that guarantee for the period during which the guarantee remains in effect. That fee was paid in the form of a monthly reduction in his indebtedness to the Company. On February 1, 1999, the Company made the final payment on that indebtedness, and Mr. Lonstein's guarantee terminated as of that date.

As of March 31, 2001, Mr. Auster was indebted to the Company in the amount of $1,309,984. In April 2001, the Company advanced $586,832 to Mr. Auster. The advances were made, pursuant to his employment agreement, in the amount of 50% of Mr. Auster's tax liability relating to a restricted stock award (See "Employment Agreements with Named Executive Officers" above). This indebtedness bears interest at the rate specified by Section 1274 of the Internal Revenue Code of 1986 and, subject to certain conditions, shall be repayable at the time and to the extent that Mr. Auster sells or otherwise transfers or obtains liquidity with respect to the restricted shares.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFOCROSSING, INC.

April 30, 2001                                    /s/
                                   ---------------------------------------------
                                   Charles F. Auster - Chief Executive
                                                       Officer & President


April 30, 2001                                    /s/
                                   ---------------------------------------------
                                   Nicholas J. Letizia - Senior Vice
                                                         President, General
                                                         Counsel & Secretary