Form 10-Q
period 2001-03-31
INFOCROSSING INC
filed 2001-05-15
CIK 893816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                         Commission file number: 0-20824



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

               2 Christie Heights Street Leonia, New Jersey 07605
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 840-4700
                           --------------------------
                           (Issuer's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,870,282 shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 30, 2001.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
         ---------------------
ITEM 1 - Financial Statements

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                          March 31, 2001    December 31, 2000
                                         ----------------   -----------------
                                            (Unaudited)

                  ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $32,751,370         $36,763,831
  Marketable debt securities, at cost
    which approximates market value             995,760           3,413,069
  Trade accounts receivable, net of
    allowances for doubtful accounts
    of $588,853 and $525,957                  3,215,741           3,355,914
  Prepaid and refundable income taxes         3,428,769           3,648,228
  Prepaid license fees                          365,679             766,135
  Prepaid expenses and other
    current assets                            1,247,336           1,303,724
                                            -----------         -----------
                                             42,004,655          49,250,901
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                  14,472,200          13,411,113
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,636,456           2,665,714
  Intangibles, net                            8,697,500           8,889,271
  Due from related parties, net               1,490,035           1,665,688
  Security deposits and other
    non-current assets                        2,561,998           2,566,728
                                            -----------         -----------
                                             15,385,989          15,787,401
                                            -----------         -----------
  TOTAL ASSETS                             $ 71,862,844        $ 78,449,415
                                            ===========         ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          March 31, 2001    December 31, 2000
                                         ----------------   -----------------
                                            (Unaudited)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 2,473,909         $ 1,369,402
   Current portion of long-term debt and
    capitalized lease obligations               864,587             846,083
   Current portion of accrued loss on
    office subleases                            461,611             510,112
   Accrued expenses                           3,993,785           4,205,520
   Customer deposits and other current
    liabilities                                 118,918             125,488
                                            -----------         -----------
                                              7,912,810           7,056,605
                                            -----------         -----------
LONG-TERM LIABILITIES:
   Long-term debt and capitalized lease
    obligations, net of current portion       2,571,512           2,777,409
   Accrued loss on office subleases           1,430,807           1,537,955
                                            -----------         -----------
                                              4,002,319           4,315,364
                                            -----------         -----------
COMMITMENTS AND CONTINGENCIES                      -                   -

REDEEMABLE 8% SERIES A CUMULATIVE
   CONVERTIBLE PARTICIPATING PREFERRED
   STOCK; $0.01 par value; 300,000
   shares authorized; 157,377 issued
   and outstanding (liquidation
   preference $64,410,327 at March 31,
   2001)                                     37,499,033          35,436,608
                                            -----------         -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value;
    2,700,000 shares authorized,
    none issued                                    -                   -
   Common stock, $0.01 par value;
    50,000,000 shares authorized;
    5,913,311 and 5,888,311 shares
    issued, respectively                         59,133              58,882
   Additional paid-in capital                59,053,561          58,936,812
   Unamortized restricted stock award        (9,104,167)         (9,822,917)
   Deficit                                  (27,188,863)        (17,344,526)
                                            -----------         -----------
                                             22,819,664          31,828,251
   Less 43,029 and 12,508 shares,
    respectively, of common stock held
    in treasury, at cost                       (370,982)           (187,413)
                                            -----------         -----------
                                             22,448,682          31,640,838
                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 71,862,844        $ 78,449,415
                                            ===========         ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

REVENUES                                            $  5,513,751  $  6,527,715
                                                    ------------  ------------
COSTS and EXPENSES:
Operating costs                                        8,364,318     6,470,788
Selling and promotion costs                            1,225,845       751,378
General and administrative expenses                    3,988,534     2,294,276
Interest income, net                                    (478,034)      (19,470)
                                                    ------------  ------------
                                                      13,100,663     9,496,972
                                                    ------------  ------------
Loss from operations before
   INCOME TAX EXPENSE/(benefit)                       (7,586,912)   (2,969,257)

Income tax expense/(benefit)                             195,000      (486,945)
                                                    ------------  ------------
Net loss                                              (7,781,912)   (2,482,312)

Accretion and dividends on redeemable
  preferred stock                                     (2,062,425)         -
                                                    ------------  ------------
NET LOSS TO COMMON STOCKHOLDERS                     $ (9,844,337) $ (2,482,312)
                                                    ============  ============


Basic and diluted loss to common
  stockholders per common share                     $      (1.68) $      (0.51)
                                                    ============  ============
Weighted average number of common
  shares outstanding                                   5,873,892     4,837,471
                                                    ============  ============


       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                Three months ended March 31,
                                              -------------------------------
                                                  2001                2000
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(7,781,912)        $(2,482,312)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                   879,735             563,309
  Amortization of restricted stock award          718,750                -
  Decrease/(increase) in:
    Trade accounts receivable                     140,173            (110,127)
    Prepaid and refundable taxes                  219,459            (539,845)
    Prepaid license fees, prepaid
     expenses and other current assets            456,844            (277,637)
  Increase/(decrease) in:
    Accounts payable                            1,104,507            (228,038)
    Accrued expenses                             (211,735)           (760,022)
    Payments on accrued loss on
     office subleases                            (138,664)            (13,703)
    Customer deposits and other
     current liabilities                           (6,570)            (40,990)
                                              -----------         -----------
       Net cash used in
        operating activities                   (4,619,413)         (3,889,365)
                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (1,583,583)           (858,750)
Redemption at maturity of investments
  in marketable fixed income securities         2,417,309             390,689
Decrease in other assets                            2,291               2,975
Purchase of treasury stock                        (66,569)               -
Increase in deferred software costs              (133,771)           (375,406)
                                              -----------         -----------
       Net cash provided by/(used in)
        investing activities                  $   635,677         $  (840,492)
                                              -----------         -----------
                             Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited - Continued)

                                                Three months ended March 31,
                                              -------------------------------
                                                  2001                2000
                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and capital leases          $  (199,052)        $   (13,554)
Proceeds from debt                                 11,659           3,000,000
Repayments from/(advances to)
   related parties, net                           175,653              (3,411)
Proceeds from the exercises of stock
  options and warrants                               -                915,158
                                              -----------         -----------
       Net cash (used in)/provided by
        financing activities                      (11,740)          3,898,193
                                              -----------         -----------
CASH FLOWS FROM DISCONTINUED
  OPERATION:
  Payments on portion of accrued loss
    on office sublease relating to
    discontinued operation                        (16,985)             (4,814)
                                              -----------         -----------
       Net cash used in
        discontinued operation                    (16,985)             (4,814)
                                              -----------         -----------
       Net decrease in cash
        and equivalents                        (4,012,461)           (836,478)

       Cash and equivalents at the
        beginning of the period                36,763,831           4,391,048
                                              -----------         -----------
       Cash and equivalents at the end
        of the period                         $32,751,370         $ 3,554,570
                                              ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest expense                          $    84,811         $    39,706
                                              ===========         ===========
    Income taxes                              $    32,655         $    52,900
                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING ACTIVITIES:
Treasury shares received in payment
    of a stock option exercise                $   117,000             111,744
                                              ===========         ===========

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Unamortized
                 Common     Par      Paid in     Restricted                 Treasury
                 Shares    Value     Capital    Stock Award     Deficit      Stock       Total
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balances,
  December
  31, 2000     5,888,311  $58,882  $58,936,812  $ (9,822,917) $(17,344,526) $(187,413) $31,640,838

Exercise
  of stock
  option          25,000      251      116,749          -             -          -         117,000

20,021 shares
  surrendered
  for stock
  option
  exercised         -        -            -             -             -      (117,000)    (117,000)

Amortization
  of restricted
  stock award       -        -            -          718,750          -          -         718,750

Accretion and
  dividends on
  redeemable
  preferred stock   -        -            -             -       (2,062,425)      -      (2,062,425)

Purchase of
  treasury
  shares            -        -            -             -             -       (66,569)     (66,569)

Net loss            -        -            -             -       (7,781,912)      -      (7,781,912)
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balance,
  March 31,
  2001         5,913,311  $59,133  $59,053,561  $ (9,104,167) $(27,188,863) $(370,982) $22,448,682
               =========  =======  ===========  ============  ============  =========  ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the consolidated statement of stockholders' equity for the three months ended March 31, 2001 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended March 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal years.

Certain reclassifications have been made to the prior periods to conform to the current presentation. After the filing of Form 10-K for the fiscal year ended October 31, 2000, the Company changed its year end from October 31 to December
31. The Company effected this change by filing a new Form 10-K for the two-month period ended December 31, 2000.

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the two-month period ended December 31, 2000.

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


2.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the three months ended March 31, 2001 and 2000, common stock equivalents were ignored since the effect of including such equivalents would have been anti-dilutive.

3.  PRIVATE PLACEMENT OF SECURITIES

A private placement of $60 million of securities closed on May 10, 2000, having been approved by the stockholders of the Company on May 8, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share.

The original carrying value of the warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings. For the quarter ended March 31, 2001, the combined accretion and accrued and accumulated dividends of $2,062,425 is shown as a component of Net Loss to Common Stockholders.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the rapid growth of eCommerce and iBusiness, the Company has supplemented its traditional service offerings in systems infrastructure and IT operations consulting with new services to meet the exploding requirements of enterprises to outsource their Internet activities. In 1999, the Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company now offers server-hosting as well as systems and network management services to companies with mission-critical Internet requirements. The Company differentiates itself from competitors by offering a comprehensive suite of automated integrated managed services (the "AIMS System") to enhance the efficiency, reliability, and security of a customer's online activities.

In June 2000, the Company announced the signing of a lease on a 52,000 square foot building located in metropolitan Atlanta. The Company redeveloped approximately half of this building as its second IDC. In July 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction as its third IDC. This facility, located in the Northern Virginia high tech corridor, was turned over to the Company in November 2000 for development as an IDC. The Company is evaluating design alternatives with respect to the development of the Virginia facility.

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


RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED MARCH 31, 2001 and 2000

For the three months ended March 31, 2001 (the "Current Quarter"), revenues decreased $1,014,000 (16%) to $5,514,000 from $6,528,000 for the three months ended March 31, 2000 (the "Prior Year Quarter"). Revenues were impacted negatively by approximately $800,000 as a result of the redeployment of consultants from providing services for fees to developing the AIMS System to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects approximately $500,000 from the loss of an apparel manufacturer as a client. As previously reported, this former client ceased outsourcing its information technology operations in October 2000. The Company assisted the apparel manufacturer in implementing the necessary systems to allow the former client to satisfy its information technology operations internally. The foregoing declines in revenue were partially offset by approximately $300,000 of increases in server-hosting and systems and network management services.

Operating costs increased $1,893,000 (29%) to $8,364,000 during the Current Quarter compared with $6,471,000 in the Prior Year Quarter. The increase primarily consists of IDC operating costs and the development of the AIMS System to be offered throughout the planned network of IDCs, MSCs, and other locations of customers' hardware.

Selling and promotion costs increased $475,000 (63%) to $1,226,000 during the Current Quarter compared with $751,000 in the Prior Year Quarter. The increase is attributable to a larger staff needed to market the AIMS System and other Company services, and to improve the brand identity of the Company.

General and administrative expenses increased $1,695,000 (74%) to $3,989,000 for the Current Quarter from $2,294,000 for the Prior Year Quarter, reflecting higher costs associated with the Company's server-hosting and managed services activities. Current Quarter expenses also include $719,000 of amortization and $115,000 in payroll tax expense related to a restricted stock award.

The Company recorded net interest income of $478,000 in the Current Quarter, compared with net interest income of $19,000 in the Prior Year Quarter. The net increase of $459,000 reflects an increase in interest income of $363,000 from a significantly higher average balance of interest-earning assets during the Current Quarter, plus a decrease of $96,000 in interest expense on a smaller average outstanding debt balance than in the Prior Year Quarter.

In the Current Quarter, the Company recorded income tax expense of $195,000, representing an adjustment to the valuation allowance, as described below, relating to tax loss carryovers. A tax benefit of $487,000 was recorded in the Prior Year Quarter based on the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the anticipated refund of taxes paid in prior years that the Company will receive as a result of carrying back a portion of a prior year's pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $7,782,000 in the Current Quarter versus a net loss of $2,482,000 in the Prior Year Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $9,844,000 for the Current Quarter. The loss per common share was $1.68 for the Current Quarter compared with a loss per common share of $0.51 in the Prior Year Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company used net cash in operating activities of approximately $4,619,000, primarily as a result of a net loss of $7,782,000, offset by several items including an increase in accounts payable of $1,105,000, a decrease of $457,000 in prepaid expenses, and non-cash expenses of $1,598,000 in depreciation and amortization.

The Company received approximately $2,417,000 in proceeds from matured marketable, fixed income securities; invested $1,584,000 for the purchase of equipment, IDC construction, and other fixed assets; and spent $134,000 for product development and enhancement. The Company also purchased 10,500 shares of its common stock in the open market for approximately $67,000. The Company is currently authorized by its Board of Directors to purchase up to 500,000 shares of its common stock, of which 18,400 have been purchased through March 31, 2001.

Principal financing activities included $199,000 in payments of principal with respect to debt and capital lease obligations. Related parties repaid $176,000 of amounts due to the Company.

As of March 31, 2001, the Company had cash and equivalents and highly-liquid short-term investments aggregating approximately $33,747,000.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements. The Company has announced plans to develop IDCs and MSCs in the United States and abroad. As of March 31, 2001, the Company had commitments of approximately $2,650,000 in connection with constructing and equipping its IDCs in Atlanta and Northern Virginia.

NEW FINANCIAL ACCOUNTING STANDARDS

Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement did not have a significant impact on the Company's financial position or results of operations.

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


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
------------------

The Company is not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company primarily invests in fixed income securities, typically commercial paper, certificates of deposit, and mutual funds issued only by major corporations and financial institutions of recognized strength and security, and holds all investments to term. The Company generally invests in fixed income securities having a term of no more than 60 days to maturity.

Market Risk
-----------

The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to mitigate the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

Foreign Currency Risks
----------------------

The Company has no material foreign operations.

                                                                   PAGE 12 0F 15

PART II - OTHER INFORMATION
          -----------------
ITEM 1 - Legal Proceedings

Atlas Business Service Corp. ("Atlas") vs. Infocrossing, Inc.
-------------------------------------------------------------

As previously reported, the Company commenced an action against Atlas, a former customer, in the Supreme Court of New York, New York County (Index No. 00/602461) to collect approximately $45,000 in outstanding data processing invoices. Atlas filed an answer in which it alleged that the services were deficient. Discovery is proceeding in this action.

Also as previously reported, the Company was served with a complaint in connection with a lawsuit commenced by Atlas in Federal District Court for the Southern District of New York (00 CIV. 6521) alleging a breach of contract by the Company in providing data processing services resulting in the loss to Atlas of approximately $700,000. The Company filed an answer denying all of the material allegations and asserting several affirmative defenses. Pursuant to a Scheduling Order, discovery must be completed by June 21, 2001.

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


                                    INFOCROSSING, INC.




                                                  /s/
May 15, 2001                        ------------------------------------
                                    Charles F. Auster
                                    President & Chief Executive Officer



                                                  /s/
May 15, 2001                        -------------------------------------
                                    William B. Fischer
                                    Senior Vice President &
                                         Chief Financial Officer