Form 10-Q
period 2001-06-30
INFOCROSSING INC
filed 2001-08-14
CIK 893816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001
                         Commission file number: 0-20824



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

There were 5,870,282 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 10, 2001.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                           JUNE 30, 2001    DECEMBER 31, 2000
                                         ----------------   -----------------
                                            (UNAUDITED)

                  ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $27,139,100         $36,763,831
  Marketable debt securities, at cost
    which approximates market value                -              3,413,069
  Trade accounts receivable, net of
    allowances for doubtful accounts
    of $534,169 and $525,957                  2,836,768           3,355,914
  Prepaid and refundable income taxes         2,793,473           3,648,228
  Prepaid license fees                          380,138             766,135
  Prepaid expenses and other
    current assets                            1,051,251           1,303,724
                                            -----------         -----------
                                             34,200,730          49,250,901
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                  15,702,206          13,411,113
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,557,037           2,665,714
  Goodwill and intangibles, net               8,500,079           8,889,271
  Due from related parties                    2,102,458           1,665,688
  Security deposits and other
    non-current assets                        2,558,177           2,566,728
                                            -----------         -----------
                                             15,717,751          15,787,401
                                            -----------         -----------
  TOTAL ASSETS                             $ 65,620,687        $ 78,449,415
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           JUNE 30, 2001    DECEMBER 31, 2000
                                         ----------------   -----------------
                                            (UNAUDITED)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $   934,784         $ 1,369,402
   Current portion of long-term debt and
    capitalized lease obligations               919,476             846,083
   Current portion of accrued loss on
    office subleases                            447,712             510,112
   Accrued expenses                           4,603,013           4,205,520
   Customer deposits and other current
    liabilities                                 609,693             125,488
                                            -----------         -----------
                                              7,514,678           7,056,605
                                            -----------         -----------
LONG-TERM LIABILITIES:
   Long-term debt and capitalized lease
    obligations, net of current portion       2,357,781           2,777,409
   Accrued loss on office subleases           1,324,629           1,537,955
                                            -----------         -----------
                                              3,682,410           4,315,364
                                            -----------         -----------
COMMITMENTS AND CONTINGENCIES                      -                   -

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK;
  $0.01 par value; 300,000 shares authorized; 157,377 issued and outstanding (liquidation preference
  $65,698,533 at June 30, 2001)              39,606,512          35,436,608
                                            -----------         -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value;
    2,700,000 shares authorized,
    none issued                                    -                   -
   Common stock, $0.01 par value;
    50,000,000 shares authorized;
    5,913,311 and 5,888,311 shares
    issued, respectively                         59,133              58,882
   Additional paid-in capital                59,053,561          58,936,812
   Unamortized restricted stock award        (8,385,417)         (9,822,917)
   Accumulated deficit                      (35,539,210)        (17,344,526)
                                            -----------         -----------
                                             15,188,067          31,828,251
   Less 43,029 and 12,508 shares,
    respectively, of common stock held
    in treasury, at cost                       (370,980)           (187,413)
                                            -----------         -----------
                                             14,817,087          31,640,838
                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 65,620,687        $ 78,449,415
                                            ===========         ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                 JUNE 30,                     JUNE 30,
                       --------------------------   --------------------------
                            2001          2000           2001         2000
                       ------------  ------------   ------------  ------------

REVENUES               $  6,609,766  $  6,012,909   $ 12,123,517  $ 12,540,624
                       ------------  ------------   ------------  ------------
COSTS and EXPENSES:
Operating costs           8,217,793     6,671,314     16,582,111    13,142,102
Selling and promotion
   costs                  1,050,524       763,746      2,276,369     1,515,124
General and
   administrative
   expenses               3,380,359     3,525,459      7,368,893     5,819,735
Interest income, net       (298,042)     (423,322)      (776,076)     (442,792)
                       ------------  ------------   ------------  ------------
                         12,350,634    10,537,197     25,451,297    20,034,169
                       ------------  ------------   ------------  ------------
Loss from operations
   before INCOME TAX
   EXPENSE/(benefit)     (5,740,868)   (4,524,288)   (13,327,780)   (7,493,545)

Income tax
   expense/(benefit)        502,000      (277,865)       697,000      (764,810)
                       ------------  ------------   ------------  ------------
Net loss                 (6,242,868)   (4,246,423)   (14,024,780)   (6,728,735)

Accretion and
   dividends on
   redeemable
   preferred stock       (2,107,479)   (1,192,583)    (4,169,904)   (1,192,583)
                       ------------  ------------   ------------  ------------
NET LOSS TO COMMON
   STOCKHOLDERS        $ (8,350,347) $ (5,439,006)  $(18,194,684) $ (7,921,318)
                       ============  ============   ============  ============


Basic and diluted
   loss to common
   stockholders per
   common share        $      (1.42) $      (1.06)  $      (3.10) $      (1.59)
                       ============  ============   ============  ============
Weighted average
   number of common
   shares outstanding     5,870,282     5,152,542      5,872,079     4,994,745
                       ============  ============   ============  ============


        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED JUNE 30,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(14,024,780)      $ (6,728,735)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization              1,824,342          1,135,965
      Amortization of restricted stock award     1,437,500            239,583
      Warrants issued in connection with
         a termination of credit arrangement          -               120,000
   Decrease/(increase) in:
      Trade accounts receivable                    519,146            655,006
      Prepaid and refundable taxes                 854,755           (817,709)
      Prepaid license fees, prepaid
         expenses and other current assets         638,470            153,329
   Increase/(decrease) in:
      Accounts payable                            (434,618)            85,842
      Accrued expenses                             397,491           (508,002)
      Payments on accrued loss on
         office subleases                         (241,755)           (73,380)
      Customer deposits and other
         current liabilities                       484,205            (50,741)
                                              ------------       ------------
Net cash used in
   operating activities                         (8,545,244)        (5,788,842)
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment           (3,338,618)        (1,507,264)
   Redemption at maturity of investments
      in marketable fixed income securities      3,413,069            940,006
   Decrease in other assets                          3,673           (622,084)
   Purchase of treasury stock                      (66,567)              -
   Increase in deferred software costs            (216,568)          (640,246)
                                              ------------       ------------
Net cash used in
   investing activities                       $   (205,011)      $ (1,829,588)
                                              ------------       ------------
                             Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED - CONTINUED)

                                                 SIX MONTHS ENDED JUNE 30,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capital leases       $   (415,394)      $ (5,013,554)
   Proceeds from debt                               11,659          3,000,000
   Proceeds from a private equity placement           -            58,430,596
   Advances to related parties, net               (436,770)           (34,983)
   Proceeds from the sale of common stock             -               999,996
   Proceeds from the exercises of stock
      options and warrants                            -               132,897
                                              ------------       ------------
Net cash (used in)/provided by
   financing activities                           (840,505)        57,514,952
                                              ------------       ------------
CASH FLOWS FROM DISCONTINUED
   OPERATION:
   Payments on portion of accrued loss
      on office sublease relating to
      discontinued operation                       (33,971)           (28,536)
                                              ------------       ------------
Net change in cash and equivalents              (9,624,731)        49,867,986

Cash and equivalents at the
   beginning of the period                      36,763,831          4,391,048
                                              ------------       ------------
Cash and equivalents at the end
   of the period                              $ 27,139,100       $ 54,259,034
                                              ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest expense                        $    200,955       $    112,222
                                              ============       ============
      Income taxes                            $     32,655       $     45,900
                                              ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES:
   Treasury shares received in payment
      of a stock option exercise              $    117,000            111,744
                                              ============       ============
   Equipment purchased subject to a
      capital lease                           $     57,500               -
                                              ============       ============


       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                 UNAMORTIZED
                 COMMON     PAR      PAID IN     RESTRICTED    ACCUMULATED  TREASURY
                 SHARES    VALUE     CAPITAL     STOCK AWARD     DEFICIT      STOCK       TOTAL
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balances,
   December
   31, 2000    5,888,311  $58,882  $58,936,812  $ (9,822,917) $(17,344,526) $(187,413) $31,640,838

Exercise
   of stock
   option         25,000      251      116,749          -             -          -         117,000

Surrendered
   20,021 shares
   for exercise
   of stock
   option           -        -            -             -             -      (117,000)    (117,000)

Amortization
   of restricted
   stock award      -        -            -        1,437,500          -          -       1,437,500

Accretion on
   redeemable
   preferred stock  -        -            -             -       (1,618,750)      -      (1,618,750)

Accrued
   dividends on
   redeemable
   preferred stock  -        -            -             -       (2,551,154)      -      (2,551,154)

Purchase of
   treasury
   shares           -        -            -             -             -       (66,567)     (66,567)

Net loss            -        -            -             -      (14,024,780)      -     (14,024,780)
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balances,
   June 30,
   2001        5,913,311  $59,133  $59,053,561  $ (8,385,417) $(35,539,210) $(370,980) $14,817,087
               =========  =======  ===========  ============  ============  =========  ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows and stockholders' equity for the six months ended June 30, 2001 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal years.

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


2.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stock-holders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the three and six month periods ended June 30, 2001 and 2000, common stock equivalents are ignored since the effect of including such equivalents would have been anti-dilutive. Accordingly, the basic loss and the diluted loss per common share are equal.

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

The original carrying value of the warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings. The sum of the face value of the Series A Preferred Stock and any accrued and accumulated dividends due on any given date equals the "Liquidation Preference", which amounts are also shown on the Balance Sheet. For the periods presented in the Statements of Operations, the combined accretion and accrued and accumulated dividends are shown as a component of Net Loss to Common Stockholders.


4. DUE FROM RELATED PARTIES

In accordance with an employment agreement, the Chief Executive Officer of the Company received a grant of 800,000 restricted shares of the Company's common stock on June 15, 2000. Such award vests at various times during the period ending June 15, 2004. The Company agreed to lend an amount to the CEO equal to 50% of the related Federal income tax liability on this grant. This obligation is repayable from proceeds arising from the disposition of any of the 800,000 shares and bears interest at the Applicable Federal Rate as defined in and published from time to time in accordance with the Internal Revenue Code. As of December 31, 2000, the CEO had borrowed $1,291,000. On April 12, 2001, the CEO borrowed an additional $586,832.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the rapid growth of the commercial use of the Internet, the Company has supplemented its traditional service offerings in enterprise systems management and infrastructure outsourcing solutions with new services to meet the growing requirements of enterprises to outsource their Internet activities. In 1999, the Company retooled a portion of its state-of-the-art data center into an Internet Data Center ("IDC") from which the Company now offers server-hosting as well as systems and network management services to enterprises with mission-critical Internet requirements. The Company differentiates itself from competitors by offering a comprehensive suite of automated integrated managed services (the "AIMS System") to enhance the efficiency, reliability, and security of a customer's online activities.

Beginning in June 2000, the Company began the redevelopment of a 52,000 square foot building located in metropolitan Atlanta as its second IDC. The Company has completed development of approximately half of this facility. In July 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction in the Northern Virginia high tech corridor. The building was turned over to the Company in November 2000 for development as its third IDC. Due to excess supply of server-hosting space, the Company has taken steps to minimize its costs by suspending operations at its Atlanta facility and the further development of the Northern Virginia facility. The Company is evaluating alternatives with respect to the two facilities.

The capital requirements of developing and equipping IDCs are demanding. In January 2001, as a result of the successful development of the AIMS System that could be remotely delivered and accessed, the Company announced that it would develop Managed Service Centers ("MSCs") in colocation facilities from which it could offer automated integrated managed services to users of such facilities as well as others through remote delivery. To minimize capital expenditures, the Company has deferred the development of MSCs. The Company is concentrating on remote delivery of managed services for customer equipment housed on the customers' premises or in an IDC owned by another company. This strategy allows the Company to broaden its customer base for the AIMS System while controlling its capital costs. By automating the services and developing them with an architecture permitting remote delivery and access, the services are scalable without significant infrastructure costs.

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

For the three months ended June 30, 2001 (the "Current Quarter"), revenues increased $597,000 (10%) to $6,610,000 from $6,013,000 for the three months ended June 30, 2000 (the "Prior Year Quarter"). Revenues from the Company's IT managed services grew approximately $700,000, partially offset by a reduction of $200,000 in consulting fees and approximately $400,000 from the loss of an apparel manufacturer as a client. As previously reported, this former client ceased outsourcing its information technology operations in October 2000. The Company assisted the apparel manufacturer in implementing the necessary systems to allow the former client to satisfy its information technology operations internally. The Company also recorded an increase of approximately $400,000 from server-hosting and systems and network management services.

Operating costs increased $1,547,000 (23%) to $8,218,000 during the Current Quarter compared with $6,671,000 in the Prior Year Quarter. Operating costs include $697,000 and $321,000 of depreciation and amortization for the Current Quarter and Prior Year Quarter, respectively. The remaining increase primarily consists of IDC operating costs and the development of the AIMS System.

Selling and promotion costs increased $287,000 (38%) to $1,051,000 during the Current Quarter compared with $764,000 in the Prior Year Quarter. The increase is attributable to payroll and other expenses associated with the larger staff needed to market the AIMS System and other Company services and to improve the brand identity of the Company.

General and administrative expenses decreased $145,000 (4%) to $3,380,000 for the Current Quarter from $3,525,000 for the Prior Year Quarter. Included in general and administrative expenses is depreciation of $248,000 and $252,000 in the Current Quarter and Prior Year Quarter, respectively, and amortization related to a restricted stock award of $718,000 and $240,000. The increase of $478,000 of amortization relating to the restricted stock award largely offsets cost reductions in professional fees and recruiting expenses.

The Company recorded net interest income of $298,000 in the Current Quarter, compared with net interest income of $423,000 in the Prior Year Quarter. The net decrease of $125,000 reflects a decrease in interest income of $74,000 from lower interest rates on investments and a lower average balance of interest-earning assets during the Current Quarter, plus an increase of $51,000 in interest expense on a larger average outstanding debt balance than in the Prior Year Quarter.

In the Current Quarter, the Company recorded income tax expense of $502,000, representing the difference between the estimated tax expense or benefit as previously provided and as realized in its income tax returns. A tax benefit of $278,000 was recorded in the Prior Year Quarter based on the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the anticipated refund of taxes paid in prior years that the Company will receive as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $6,243,000 in the Current Quarter versus a net loss of $4,246,000 in the Prior Year Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $8,350,000 for the Current Quarter versus a loss of $5,439,000 in the Prior Year Quarter. The loss per common share was $1.42 for the Current Quarter compared with a loss per common share of $1.06 in the Prior Year Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.

RESULTS OF OPERATIONS, SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001 (the "Current Period"), revenues decreased $417,000 (3%) to $12,124,000 from $12,541,000 for the six months ended June 30, 2000 (the "Prior Period"). IT consulting revenues declined by approximately $1,000,000, largely as a result of the redeployment of consultants from providing services for fees to developing the AIMS System to attract clients requiring mission-critical Internet solutions. The decline in revenue also reflects approximately $900,000 from the loss (as noted in the discussion above) of an apparel manufacturer as a client. The foregoing declines in revenue were partially offset by approximately $800,000 of increases in the Company's IT managed services and $700,000 of increases in server-hosting and systems and network management services.

Operating costs increased $3,440,000 (26%) to $16,582,000 during the Current Period compared with $13,142,000 in the Prior Period. Selling and promotion costs increased $761,000 (50%) to $2,276,000 during the Current Period compared with $1,515,000 in the Prior Period. Operating costs include depreciation and amortization of $1,335,000 and $645,000 in the Current Period and Prior Period, respectively. The remaining increases primarily consist of IDC operating costs, the development of the AIMS System, and payroll and other expenses associated with the larger staff needed to market the AIMS System and other Company services as discussed above.

General and administrative expenses increased $1,549,000 (27%) to $7,369,000 for the Current Period from $5,820,000 for the Prior Period. General and administrative expenses include $489,000 and $492,000 of depreciation and amortization for the Current Period and Prior Period, respectively, and amortization related to a restricted stock award of $1,438,000 and $240,000 in the Current Period and Prior Period, respectively. The remaining increases are associated with the Company's increased server-hosting and managed services activities.

The Company recorded net interest income of $776,000 in the Current Period, compared with net interest income of $443,000 in the Prior Period. The net increase of $333,000 reflects an increase in interest income of $437,000 from a higher average balance of interest-earning assets during the Current Period, partially offset by an increase of $104,000 in interest expense on a larger average outstanding debt and capital lease obligation balance than in the Prior Period.

In the Current Period, the Company recorded income tax expense of $697,000, representing the difference between the estimated tax expense or benefit as previously provided and as realized in its income tax returns. A tax benefit of $765,000 was recorded in the Prior Period based on an estimate of the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the anticipated refund of taxes paid in prior years that the Company will receive as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $14,025,000 in the Current Period versus a net loss of $6,729,000 in the Prior Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $18,195,000 for the Current Period and $7,921,000 for the Prior Period. The loss per common share was $3.10 for the Current Period compared with a loss per common share of $1.59 in the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company used net cash in operating activities of approximately $8,545,000, primarily as a result of a net loss of $14,025,000, offset by several items including a decrease in accounts receivable of $519,000, a decrease of $638,000 in prepaid expenses, a decrease of $855,000 in prepaid and refundable taxes, an increase of $484,000 in customer deposits, and non-cash expenses of $3,262,000 in depreciation and amortization.

The Company received approximately $3,413,000 in proceeds from matured marketable fixed income securities; invested $3,339,000 for the purchase of equipment, IDC construction, and other fixed assets; and spent $217,000 for product development and enhancements. The Company also purchased 10,500 shares of its common stock in the open market for approximately $66,500. The Company is currently authorized by its Board of Directors to purchase up to 500,000 shares of its common stock, of which 18,400 have been purchased to date. No shares have been repurchased since March 2001.

Principal financing activities included $415,000 in payments of principal with respect to debt and capital lease obligations. Included in related party borrowings of $437,000 is an advance of $389,000 to an officer in accordance with an employment agreement, net of a repayment by that officer.

As of June 30, 2001, the Company had outstanding commitments of approximately $5.8 million. These commitments will be satisfied with billings of approximately $2 million; the Company's cash; and the proceeds from the loan detailed below.

In August 2001, the Company borrowed $3 million from a financial institution. The loan bears interest at 12.55% and is repayable in 36 monthly payments of approximately $100,500. The loan may be prepaid in the first year with a penalty of 5% of the outstanding principal balance. After the first twelve months, the prepayment penalty declines by one percentage point for each subsequent six-month period. The loan is secured by a first lien on certain computer equipment. If the Company's unrestricted cash declines below $13 million, the Company must either (1) post a letter of credit equal to the present value of the remaining payments or (2) prepay the loan with the applicable prepayment penalty.

The Company initiated certain cost saving strategies, including staff reductions, since the end of the first quarter of 2001. These cost savings coupled with revenue increases resulted in a $694,000 improvement in the net cash used in operating activities compared to the $4,619,000 cash usage in the first quarter. The full impact of these cost savings will not be realized until subsequent periods.

As of June 30, 2001, the Company had cash and equivalents of $27,139,000. The Company believes that its cash and other liquid assets, combined with cash saving strategies that have been identified and initiated, will provide adequate resources to fund its ongoing operating requirements until it returns to positive cash flow from operations and without the need for additional financing.

NEW FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $650,000 ($0.11 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company primarily invests in fixed income securities, typically commercial paper, certificates of deposit, and mutual funds issued only by major corporations and financial institutions of recognized strength and security, and holds all investments to term. The Company generally invests in money market accounts.

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

Foreign Currency Risks

The Company has no material foreign operations.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Atlas Business Service Corp. ("Atlas") vs. Infocrossing, Inc.
--------------------------------------------------------------

As previously reported, the Company commenced an action against Atlas, a former customer, in the Supreme Court of New York, New York County (Index No. 00/602461) to collect approximately $45,000 in outstanding data processing invoices. Atlas filed an answer in which it alleged that the services were deficient. Discovery is proceeding in this action.

Also as previously reported, the Company was served with a complaint in connection with a lawsuit commenced by Atlas in Federal District Court for the Southern District of New York (00 CIV. 6521) alleging a breach of contract by the Company in providing data processing services resulting in the loss to Atlas of approximately $700,000. Atlas has demanded damages of not less than $5 million. The Company filed an answer denying all of the material allegations and asserting several affirmative defenses.

It is premature to estimate the outcome of this litigation. Management believes that the above matters will be resolved without any material adverse impact on the Company's financial position, results of operations, or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders (the "Meeting") held on June 22, 2001, a vote was held to elect Ms. Kathleen A. Perone and Messrs. Charles F. Auster and Michael B. Targoff as Directors of the Company. Each received a vote of 7,350,436 for election with 185,940 votes against.

Ms. Samantha McCuen and Messrs. Zach Lonstein, Frank L. Schiff, Richard A. Keller, and Tyler T. Zachem have terms expiring in 2002 and beyond and continue as Directors of the Company.

The Stockholders also approved, by a vote of 5,133,229 for and 590,409 against with 1,812,738 abstentions and broker non-votes, an amendment to the Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan to limit the form of cashless exercise and to increase the total number of shares of common stock for which options may be granted from 2,700,000 to 3,100,000.

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


                                    INFOCROSSING, INC.




                                                /s/
August 14, 2001                     ------------------------------------
                                    Charles F. Auster
                                    President & Chief Executive Officer



                                                /s/
August 14, 2001                     -------------------------------------
                                    William B. Fischer
                                    Senior Vice President &
                                         Chief Financial Officer