Form 10-Q
period 2001-09-30
INFOCROSSING INC
filed 2001-11-14
CIK 893816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001
                         Commission file number: 0-20824



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




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,870,282 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 12, 2001.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                        SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                        ------------------  -----------------
                                            (UNAUDITED)

                  ASSETS

CURRENT ASSETS:
  Cash and equivalents                      $26,055,791         $36,763,831
  Marketable debt securities, at cost
    which approximates market value                -              3,413,069
  Trade accounts receivable, net of
    allowances for doubtful accounts
    of $637,219 and $525,957                  4,683,964           3,355,914
  Prepaid and refundable income taxes           135,248           3,648,228
  Prepaid license fees                          357,916             766,135
  Prepaid expenses and other
    current assets                              805,834           1,303,724
                                            -----------         -----------
                                             32,038,753          49,250,901
                                            -----------         -----------

PROPERTY and EQUIPMENT, net                  20,357,557          13,411,113
                                            -----------         -----------
OTHER ASSETS:
  Deferred software, net                      2,445,135           2,665,714
  Goodwill and intangibles, net               8,305,482           8,889,271
  Due from related parties                    2,135,026           1,665,688
  Security deposits and other
    non-current assets                        2,536,300           2,566,728
                                            -----------         -----------
                                             15,421,943          15,787,401
                                            -----------         -----------
  TOTAL ASSETS                             $ 67,818,253        $ 78,449,415
                                            ===========         ===========



        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                        ------------------  -----------------
                                            (UNAUDITED)
    LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $ 1,710,961         $ 1,369,402
   Current portion of long-term debt and
    capitalized lease obligations             1,828,701             846,083
   Current portion of accrued losses on
    office leases                               433,813             510,112
   Accrued expenses                           6,486,009           4,205,520
   Customer deposits and current
    deferred revenue                            762,973             125,488
                                            -----------         -----------
                                             11,222,457           7,056,605
                                            -----------         -----------
LONG-TERM LIABILITIES:
   Long-term debt and capitalized lease
    obligations, net of current portion       4,158,926           2,777,409
   Deferred revenue                             874,995               -
   Accrued losses on office leases            1,219,430           1,537,955
                                            -----------         -----------
                                              6,253,351           4,315,364
                                            -----------         -----------
COMMITMENTS AND CONTINGENCIES                      -                   -

REDEEMABLE 8% SERIES A CUMULATIVE
  CONVERTIBLE PARTICIPATING PREFERRED
  STOCK; $0.01 par value; 300,000 shares
  authorized; 157,377 issued and
  outstanding (liquidation preference
  $67,012,504 at September 30, 2001)         41,760,040          35,436,608
                                            -----------         -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value;
    2,700,000 shares authorized,
    none issued                                    -                   -
   Common stock, $0.01 par value;
    50,000,000 shares authorized;
    5,913,311 and 5,888,311 shares
    issued, respectively                         59,133              58,882
   Additional paid-in capital                59,053,561          58,936,812
   Unamortized restricted stock award        (7,666,667)         (9,822,917)
   Accumulated deficit                      (42,492,642)        (17,344,526)
                                            -----------         -----------
                                              8,953,385          31,828,251
   Less 43,029 and 12,508 shares,
    respectively, of common stock held
    in treasury, at cost                       (370,980)           (187,413)
                                            -----------         -----------
                                              8,582,405          31,640,838
                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 67,818,253        $ 78,449,415
                                            ===========         ===========
        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                       --------------------------   --------------------------
                            2001          2000           2001         2000
                       ------------  ------------   ------------  ------------

REVENUES               $  7,354,307  $  5,267,641   $ 19,477,824  $ 17,808,265
                       ------------  ------------   ------------  ------------
COSTS and EXPENSES:
Operating costs           8,164,744     7,141,743     24,746,855    20,283,845
Selling and promotion
   costs                    784,637       785,378      3,061,006     2,300,502
Amortization of
   restricted
   stock award              718,750       718,750      2,156,250       958,333
Loss on office closing         -          514,371           -          514,371
General and
   administrative
   expenses               2,611,261     2,958,708      8,542,654     8,538,860
                       ------------  ------------   ------------  ------------
                         12,279,392    12,118,950     38,506,765    32,595,911
                       ------------  ------------   ------------  ------------
LOSS FROM OPERATIONS     (4,925,085)   (6,851,309)   (19,028,941)  (14,787,646)

Interest income            (269,253)   (1,020,541)    (1,225,030)   (1,989,957)
Interest expense            144,072       117,126        323,773       643,750
                       ------------  ------------   ------------  ------------
                           (125,181)     (903,415)      (901,257)   (1,346,207)
                       ------------  ------------   ------------  ------------
Loss before INCOME
   TAXES                 (4,799,904)   (5,947,894)   (18,127,684)  (13,441,439)
Income tax
   expense/(benefit)           -         (942,253)       697,000    (1,707,063)
                       ------------  ------------   ------------  ------------
Net loss                 (4,799,904)   (5,005,641)   (18,824,684)  (11,734,376)

Accretion and
   dividends on
   redeemable
   preferred stock       (2,153,528)   (1,975,217)    (6,323,432)   (3,167,799)
                       ------------  ------------   ------------  ------------
NET LOSS TO COMMON
   STOCKHOLDERS        $ (6,953,432) $ (6,980,858)  $(25,148,116) $(14,902,175)
                       ============  ============   ============  ============
Basic and diluted
   loss to common
   stockholders per
   common share        $      (1.18) $      (1.19)  $      (4.28) $      (2.81)
                       ============  ============   ============  ============
Weighted average
   number of common
   shares outstanding     5,870,282     5,884,958      5,871,472     5,294,728
                       ============  ============   ============  ============
        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(18,824,684)      $(11,734,376)
Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization              2,882,355          1,791,690
      Amortization of restricted stock award     2,156,250            958,333
      Warrants issued                                 -               120,000
      Accrued loss on office closing                  -               514,371
   Decrease/(increase) in:
      Trade accounts receivable                 (1,328,051)         1,267,498
      Prepaid and refundable taxes               3,512,980         (1,516,422)
      Prepaid license fees, prepaid
         expenses and other current assets         906,109           (828,746)
   Increase/(decrease) in:
      Accounts payable                             341,559            465,228
      Accrued expenses                           2,280,490            535,877
      Payments on accrued losses on
         office leases                            (343,866)          (145,799)
      Customer deposits and
         deferred revenue                        1,512,480            (83,019)
                                              ------------       ------------
Net cash used in
   operating activities                         (6,904,378)        (8,655,365)
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment           (8,692,359)        (4,658,821)
   Disposal of equipment                              -                 2,750
   Investment in/(redemption at maturity
      of) investments in marketable
      fixed income securities                    3,413,069         (6,147,630)
   Decrease/(increase) in other assets              23,111         (2,031,957)
   Purchase of treasury stock                      (66,567)              -
   Increase in deferred software costs            (267,255)          (832,086)
                                              ------------       ------------
Net cash used in
   investing activities                       $ (5,590,001)      $(13,667,744)
                                              ------------       ------------



                             Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED - CONTINUED)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capital leases       $   (705,024)      $ (5,013,554)
   Proceeds from debt                            3,011,659          3,000,000
   Proceeds from a private equity placement           -            58,430,596
   Advances to related parties, net               (469,338)           (37,362)
   Proceeds from the sale of common stock             -               999,996
   Proceeds from the exercises of stock
      options and warrants                            -             1,015,155
                                              ------------       ------------
Net cash provided by financing activities        1,837,297         58,394,831
                                              ------------       ------------
CASH FLOWS FROM DISCONTINUED
   OPERATION:
   Payments on portion of accrued loss
      on office sublease relating to
      discontinued operation                       (50,958)           (56,699)
                                              ------------       ------------
Net change in cash and equivalents             (10,708,040)        36,015,023

Cash and equivalents at the
   beginning of the period                      36,763,831          4,391,048
                                              ------------       ------------
Cash and equivalents at the end
   of the period                              $ 26,055,791       $ 40,406,071
                                              ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest expense                        $    292,076       $    112,222
                                              ============       ============
      Income taxes                            $     38,082       $     79,139
                                              ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES:
   Treasury shares received in payment
      of a stock option exercise              $    117,000            111,744
                                              ============       ============
   Equipment acquired subject to a
      capital lease                           $     57,500               -
                                              ============       ============



       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                                 UNAMORTIZED
                 COMMON     PAR      PAID IN     RESTRICTED    ACCUMULATED  TREASURY
                 SHARES    VALUE     CAPITAL     STOCK AWARD     DEFICIT      STOCK       TOTAL
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balances,
   December
   31, 2000    5,888,311  $58,882  $58,936,812  $ (9,822,917) $(17,344,526) $(187,413) $31,640,838

Exercise
   of stock
   option         25,000      251      116,749          -             -          -         117,000

Surrendered
   20,021 shares
   for exercise
   of stock
   option           -        -            -             -             -      (117,000)    (117,000)

Amortization
   of restricted
   stock award      -        -            -        2,156,250          -          -       2,156,250

Accretion on
   redeemable
   preferred stock  -        -            -             -       (2,458,307)      -      (2,458,307)

Accrued
   dividends on
   redeemable
   preferred stock  -        -            -             -       (3,865,125)      -      (3,865,125)

Purchase of
   treasury
   shares           -        -            -             -             -       (66,567)     (66,567)

Net loss            -        -            -             -      (18,824,684)      -     (18,824,684)
               ---------  -------  -----------  ------------  ------------  ---------  -----------
Balances,
   September
   30, 2001    5,913,311  $59,133  $59,053,561  $ (7,666,667) $(42,492,642) $(370,980) $ 8,582,405
               =========  =======  ===========  ============  ============  =========  ===========

        See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2001 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal years.

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


2.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently anti-dilutive may be dilutive in the future. In determining the diluted loss per common share for the three and nine month periods ended September 30, 2001 and 2000, common stock equivalents are ignored since the effect of including such equivalents would have been anti-dilutive. Accordingly, the basic loss and the diluted loss per common share are equal.

3.  PRIVATE PLACEMENT OF SECURITIES

A private placement of $60 million of securities closed on May 10, 2000. The Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share.

The original carrying value of the warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing subsequent to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings. The sum of the face value of the Series A Preferred Stock ($60,000,000) and any accrued and accumulated dividends due on any given date equals the "Liquidation Preference", which amount is shown on the Balance Sheet. For the periods presented in the Statements of Operations, the combined accretion and accrued and accumulated dividends are shown as a component of Net Loss to Common Stockholders.

4. DUE FROM RELATED PARTIES

In accordance with an employment agreement, the Chief Executive Officer ("CEO") of the Company received a grant of 800,000 restricted shares of the Company's common stock on June 15, 2000. Such award vests at various times during the period ending June 15, 2004. The Company agreed to lend an amount to the CEO equal to 50% of the related Federal income tax liability on this grant. This obligation is repayable from proceeds arising from the disposition of any of the 800,000 shares and bears interest at the Applicable Federal Rate as defined in and published from time to time in accordance with the Internal Revenue Code. As of September 30, 2001, the CEO had borrowed $1,877,832. Also, the CEO had purchased 68,446 shares of common stock from the Company for $1,000,000.

In November 2001, the CEO resigned and entered into a settlement agreement with the Company to terminate the employment contract. The Company accelerated the vesting of the stock award and purchased 535,594 shares of the 868,446 shares of common stock held by the CEO for $2,385,000. The CEO used $1,935,000 of the proceeds to satisfy notes receivable due to the Company. In the fourth quarter, the Company will recognize a charge of approximately $7,667,000, representing the unamortized balance of the restricted stock award as of September 30, 2001.

5. DEBT

In August 2001, the Company borrowed $3 million from a financial institution, the proceeds of which were used to purchase computer hardware equipment in connection with the signing of a four-year contract with a significant new managed services customer. The loan bears interest at 12.55% and is repayable in 36 monthly payments of approximately $100,500. The loan may be prepaid in the first year with a penalty of 5% of the outstanding principal balance. After the first twelve months, the prepayment penalty declines by one percentage point for each subsequent six-month period. The loan is secured by a first lien on certain computer equipment. If the Company's unrestricted cash declines below $13 million, the Company must either (1) post a letter of credit equal to the present value of the remaining payments or (2) prepay the loan with the applicable prepayment penalty.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

For the three months ended September 30, 2001 (the "Current Quarter") revenues increased $2,086,000 (40%), to $7,354,000 from $5,268,000 for the three months ended September 30, 2000 (the "Prior Year Quarter"), due to greater business volume. Revenues from a significant new customer contributed to the increase. The Company recently announced the signing of a significant new managed services contract with this customer that by its terms is expected to generate $40 million in revenues over the four-year life of its initial term.
The Company's loss from operations improved 28%, dropping to $4,925,000 in the Current Quarter from $6,851,000 in the Prior Year Quarter. Substantially all of the incremental expenses associated with the Company's increase in revenues were offset by cost savings initiated in the second quarter of the year and that were more fully realized in the Current Quarter. Total costs and expenses increased in the Current Quarter compared to the Prior Quarter by only $160,000, or 1%, to $12,279,000.

As previously reported, due to excess supply of server-hosting space, the Company has taken steps to minimize its costs by temporarily suspending operations at its Atlanta Internet Data Center ("IDC") and the further development of the Northern Virginia IDC. The Company is evaluating alternatives with respect to the two facilities. The ongoing costs of these facilities are included in operating costs for the Current Quarter.

Operating costs increased $1,023,000 (14%) to $8,165,000 during the Current Quarter compared with $7,142,000 in the Prior Year Quarter. Operating costs include $811,000 and $389,000 of depreciation and amortization for the Current Quarter and Prior Year Quarter, respectively. The remaining increase primarily consists of IDC operating costs and costs of related managed services.

Selling and promotion costs were $785,000 in both the Current Quarter and the Prior Year Quarter.

Amortization related to a restricted stock award was $719,000 in both periods.

In the Prior Quarter the Company recorded a loss of $514,000 relating to the closing of a sales office in Charlotte, NC.

General and administrative expenses decreased $348,000 (12%) to $2,611,000 for the Current Quarter from $2,959,000 for the Prior Year Quarter, largely reflecting cost reductions in IDC managed services area. Included in general and administrative expenses is depreciation of $247,000 and $266,000 in the Current Quarter and Prior Year Quarter, respectively.

The Company recorded net interest income of $125,000 in the Current Quarter, compared with net interest income of $903,000 in the Prior Year Quarter. The net reduction of $778,000 reflects a decrease in interest income of $751,000 from lower interest rates on investments and a lower average balance of interest-earning assets during the Current Quarter. The net reduction also includes an increase of $27,000 in interest expense on a larger average outstanding debt balance than in the Prior Year Quarter.

In the Current Quarter, the Company recorded no additional income tax benefit. A tax benefit of $942,000 was recorded in the Prior Year Quarter based on the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $4,800,000 in the Current Quarter versus a net loss of $5,006,000 in the Prior Year Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $6,953,000 for the Current Quarter versus a loss of $6,981,000 in the Prior Year Quarter. The loss per common share was $1.18 for the Current Quarter compared with a loss per common share of $1.19 in the Prior Year Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


RESULTS OF OPERATIONS, NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

For the nine months ended September 30, 2001 (the "Current Period"), revenues increased $1,669,000 (9%) to $19,477,000 from $17,808,000 for the nine months ended September 30, 2000 (the "Prior Period"). The increase is largely attributable to increased business volume in managed services, which included revenues generated from the significant new customer discussed above. The loss from operations increased $4,241,000 (29%), reflecting an increase of $5,911,000 in total costs and expenses to $38,507,000 in the Current Period. The increased spending is largely attributable to increased personnel related costs in the first half of the year which have since been reduced through staff reductions, primarily in the server-hosting and other IDC related functions.

As previously discussed, the ongoing costs of the Atlanta and the Northern Virginia facilities are included in operating costs for the Current Period.

Operating costs increased $4,463,000 (22%) to $24,747,000 during the Current Period compared with $20,284,000 in the Prior Period. Operating costs include depreciation and amortization of $2,047,000 and $1,034,000 in the Current Period and Prior Period, respectively. The remaining increases primarily consist of IDC and related managed services operating and development costs earlier in the Current Period.

Selling and promotion costs increased $761,000 (33%) to $3,061,000 during the Current Period compared with $2,301,000 in the Prior Period. The selling and promotion cost increase is attributable to payroll and other expenses incurred in earlier quarters to market IDC related services and to improve the brand identity of the Company.

Amortization related to a restricted stock award was $2,156,000 and $958,000 in the Current Period and Prior Period, respectively.

General and administrative expenses increased only $4,000 to $8,543,000 for the Current Period from $8,539,000 for the Prior Period. General and administrative expenses include $736,000 and $758,000 of depreciation and amortization for the Current Period and Prior Period, respectively.

The Company recorded net interest income of $901,000 in the Current Period, compared with net interest income of $1,346,000 in the Prior Period. The net reduction of $445,000 reflects a decrease in interest income of $765,000 from a lower average balance of interest-earning assets during the Current Period, lower interest rates on interest-earning assets. The net reduction was partially offset by a decrease of $320,000 in interest expense arising from a larger average outstanding debt and capital lease obligation balance in the Prior Period.

In the Current Period, the Company recorded income tax expense of $697,000, representing the difference between the estimated benefit as previously reported compared with the amount recognized in its income tax return. A tax benefit of $1,707,000 was recorded in the Prior Period based on an estimate of the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $18,825,000 in the Current Period versus a net loss of $11,734,000 in the Prior Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $25,148,000 for the Current Period and $14,902,000 for the Prior Period. The loss per common share was $4.28 for the Current Period compared with a loss per common share of $2.81 in the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company used net cash in operating activities of approximately $6,904,000, primarily as a result of a net loss of $18,825,000, offset by non-cash expenses of $5,039,000 in depreciation and amortization, an increase in customer deposits and deferred revenue of $1,512,000, a decrease of $3,513,000 in prepaid and refundable taxes and an increase of $2,622,000 in accounts payable and accrued expenses.

The Company received $3,413,000 in proceeds from matured marketable fixed income securities; invested $8,692,000 for the purchase of equipment, software, and other fixed assets; and spent $267,000 for product development and enhancements. The Company also purchased 10,500 shares of its common stock in the open market for approximately $66,600. The Company is currently authorized by its Board of Directors to purchase up to 500,000 shares of its common stock, of which 18,400 have been purchased through September 30, 2001. No shares were purchased in the quarter ended September 30, 2001.

Principal financing activities included proceeds from the loan described below and $705,000 in payments of principal with respect to debt and capital lease obligations. Included in related party borrowings of $469,000 is an advance of $389,000 to an officer in accordance with an employment agreement, net of a repayment by that officer.

In August 2001, the Company borrowed $3 million from a financial institution, the proceeds of which were used to purchase computer hardware equipment in connection with the signing of a four-year contract with a significant new managed services customer, as previously described. The loan bears interest at 12.55% and is repayable in 36 monthly payments of approximately $100,500. The loan may be prepaid in the first year with a penalty of 5% of the outstanding principal balance. After the first twelve months, the prepayment penalty declines by one percentage point for each subsequent six-month period. The loan is secured by a first lien on certain computer equipment. If the Company's unrestricted cash declines below $13 million, the Company must either (1) post a letter of credit equal to the present value of the remaining payments or (2) prepay the loan with the applicable prepayment penalty.

In addition to net cash used in operating activities described above, another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the nine months ended September 30, 2001 and 2000, the Company's EBITDA loss was $13,993,000 and $12,038,000, respectively. The Company's EBITDA improved to a loss of $3,148,000 in the Current Quarter, compared to losses of $4,376,000, $6,466,000, and $6,930,000 in the second and first quarters for 2001 and the fourth quarter of 2000, respectively.

As of September 30, 2001, the Company had cash and equivalents of $26,056,000. The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements until it returns to positive cash flow from operations.


NEW FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the effective date of which was deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for all combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $650,000 ($0.11 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets as required by SFAS 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is required to adopt SFAS 144 in the first quarter of 2002. The Company is in the process of assessing the impact of the adoption of this statement on its financial position, results of operations, and cash flows.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is not exposed to gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company generally invests in fixed income securities - typically commercial paper, certificates of deposit and money market accounts issued only by major corporations and financial institutions of recognized strength and security - and holds all investments to maturity.

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

A tentative settlement has been rendered pursuant to which Atlas will receive $40,000 and a release from Infocrossing in satisfaction of all claims. The monetary portion of the settlement will be satisfied by insurance.

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

       10.1 Master Loan and Security Agreement No. 85043 by and among Infocrossing, Inc. and ETG, Inc. as co-Debtors and Wells Fargo Equipment Finance, Inc., dated as of July 19, 2001, with accompanying Riders and Schedules.


(b)     Reports on Form 8-K:

                     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFOCROSSING, INC.





                                           /s/
November 14, 2001                   ------------------------------------
                                    Zach Lonstein
                                    Chairman & Chief Executive Officer



                                           /s/
November 14, 2001                   ------------------------------------
                                    William B. Fischer
                                    Senior Vice President &
                                       Chief Financial Officer