Form 10-K
period 2001-12-31
INFOCROSSING INC
filed 2002-04-01
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended: DECEMBER 31, 2001

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                          DELAWARE                     13-3252333
           ------------------------------------- ---------------------
              (State or other jurisdiction of        (IRS Employer
               incorporation or organization)      Identification No.)

                   2 CHRISTIE HEIGHTS STREET LEONIA, NJ 07605
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201) 840-4700

                 Securities registered pursuant to Section 12(b)
                            of the Exchange Act: NONE

                             Securities registered
                 pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
             -------------------------------------------------------
                                (Title of Class)

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

On March 15, 2002, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $21,762,000.

On March 15, 2002, 5,342,426 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

Part III of this document incorporates by reference a Definitive Proxy Statement to be filed by the Company on or before April 30, 2002.

This Annual Report, including the accompanying financial statements and notes, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to risks and uncertainties including, but not limited to: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of the Company's products and services in the marketplace; competitive factors; new products; technological changes; the Company's dependence on third party suppliers; intellectual property rights, and other risks. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Infocrossing, Inc. (together with its subsidiaries: "Infocrossing" or the "Company"), was organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, the Company changed its name from Computer Outsourcing Services, Inc. to highlight its expanded business base. The Company provides information technology ("IT") outsourcing services in the following areas: (1) Mainframe Outsourcing; (2) Midrange Systems Management including both managed hosting and remote management of IBM AS400 and iSeries computers; (3) Business Process Outsourcing; (4) Open Systems Management including hosting and a full suite of managed services for servers running various Microsoft and Unix operating systems as well as remote systems management for these platforms; (5) Systems Infrastructure and Operations Consulting; and (6) Business Continuity Solutions to ensure continuous operations for customers who experience unexpected interruptions at their primary business locations. The Company's customers include commercial enterprises, institutions, and government agencies. The Company's core activity has been providing outsourcing solutions, which includes infrastructure, systems, and managed network services to large and medium-size enterprises. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses and continues to be a growing trend.

On February 5, 2002, the Company completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $20.3 million in cash. The acquisition combines two highly complimentary businesses and is intended to allow Infocrossing and its customers to benefit from increased scale, enhanced services, and expanded geographic reach. The combination strengthens Infocrossing's position as one of the leading providers of IT outsourcing solutions for large and mid-size companies. The combined entity is anticipated to have projected 2002 revenue of approximately $50 million and will offer a broad array of high-availability mainframe, midrange and open system outsourcing solutions.

THE IT OUTSOURCING INDUSTRY

The outsourcing of IT services, whereby a client company obtains all or part of its information processing requirements (including systems design, hardware, software management, network communications, training, maintenance, and support) from providers such as the Company, continues to be a growing trend. The Company believes that it is generally 10% to 50% more cost-effective and efficient for its clients to outsource information processing services to the Company than it would be to provide equivalent services for themselves by purchasing or leasing in-house systems and hiring or contracting for service and support personnel.

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

BUSINESS OBJECTIVES

The Company's objective is to provide a comprehensive alternative to meet all or part of its clients' information technology requirements. Typically, the Company enters into contracts with clients providing for automatic renewal unless prior written notice is given. The contracts have varying terms typically ranging from one to five years. The rates for the Company's services vary according to factors such as the volume and types of services used by a particular client.

The Company has developed industry-specific knowledge and has developed processes so that the Company's in-depth knowledge of a particular industry can be applied to servicing clients in that field. The Company currently provides outsourcing services to approximately 400 clients in such diverse fields as financial services, security services, manufacturing, retail, publishing, health care, apparel, and consumer products.

SERVICES

The Company's services include the following:

         Mainframe Outsourcing

         The Company's Mainframe Outsourcing services allow clients to process and manage core business applications that run on large enterprise servers, traditionally called "mainframes." The Company provides skilled personnel, secure processing environments, high service levels, and state-of-the art technologies to meet clients' mainframe processing requirements. Clients use the Company's Mainframe Outsourcing services to focus on their core business and customer related activities while significantly reducing their operating costs.

         The Company takes full advantage of the economies of scale of mainframe management to reduce operating costs for its clients. For example, the Company uses advanced operating system software to share common processing and data storage resources across multiple customers, reducing the complexity and costs of managing dedicated equipment. The Company also employs automation such as storage tape robots, which generates significant costs savings over manual processes. Typically, automation is economical only in large computing environments such as those managed by the Company.

         Midrange Systems Management

         With the acquisition of AmQUEST, Inc., in February 2002, the Company significantly expanded its business of managing midrange computers for customers. The Company defines midrange systems as non-mainframe computers running proprietary operating systems (excludes Unix and Microsoft operating systems), which are used primarily for business applications with ten or more simultaneous users. Midrange computers are typically smaller than mainframes, and often serve as the central computing resource for running mission critical applications of mid-sized companies or divisions of large enterprises. The Company specializes in hosting and managing IBM's line of iSeries midrange systems, formerly marketed by IBM as the AS/400 line. The IBM iSeries and AS/400s comprise the vast majority of both installed base and new sales of midrange computers, making a very large potential market for midrange systems management services.

         The Company provides both outsourcing and remote management of midrange systems. The Company delivers a full suite of services including physical space, power, and network connectivity as well as comprehensive systems management services to operate and maintain the customer's midrange systems and data. The Company also offers remote management of midrange systems whereby the Company's midrange systems experts use a secure network to monitor and manage computers located at either a customer's site or another vendor's data center.

         Customers choose to outsource the management of their midrange systems to Infocrossing primarily to reduce costs, but also to improve service levels to their own end users. The principal source of costs savings for customers is from a reduction in systems administrators who are specially trained to manage midrange systems. Infocrossing's staff of midrange systems experts use sophisticated systems management tools and economies of scale to manage many midrange systems simultaneously at a much lower cost per system than can be attained by any single customer.

         Business Process Outsourcing

         The Company has developed industry specific experience in markets that include publishing, financial services, manufacturing, consumer products, and healthcare. Its clients in these markets rely on the Company to combine its in-depth industry knowledge with information technology solutions that meet their business objectives and information processing requirements.

         The Company provides a variety of customized IT services designed to specific client requirements. These services include the development of proprietary software utilized by the Company to meet the IT processing requirements of particular clients. The Company manages the software application and retains ownership of the software it develops.

         Open Systems Management

         The Company began offering Open Systems Management services in January 2000 by retooling a portion of its state-of-the-art mainframe data center at the headquarters in Leonia, New Jersey. Since it's opening, the new data center has attracted customers with a wide range of applications, typically running on Unix or a Microsoft operating system, together referred to as "Open Systems."

         Open Systems Management includes a number of services that are sold both individually and as a package, allowing the Company to tailor an offering to a customer's unique requirements:

o Facilities Services comprise the base offering for most Open Systems Management customers. These services include secure physical space for a customer's equipment in either locked cages or cabinets in an environmentally controlled, raised-floor data center, as well as fully redundant, filtered power.

o Network Services enable customers to connect their equipment to a broad array of networks including the public Internet, intranets, and other packet networks such as frame relay, private lines, and dark fiber. The Company provides its own highly available Internet access service, but also permits customers to contract directly with third party network service providers.

o Storage Services give customers access to Infocrossing's leading edge storage systems for both primary disk storage and tape backup. These services provide advanced storage capabilities on a subscription basis that would be very expensive for customers to acquire and manage on their own.

o Systems and Network Management is a suite of automated, integrated managed services that includes monitoring, reporting, and problem management for a customer's entire open systems infrastructure. The Company uses a combination of state-of-the-art enterprise class management tools to provide a highly automated management service that can be efficiently tailored for each customer's computing and networking environment. The system has also been designed for portability, enabling the Company to serve customers regardless of where their open systems are located. Infocrossing's Systems and Network Management services enable customers to maximize the availability of their open systems infrastructure at a far lower cost than implementing and operating their own management systems.

o Professional Services give customers access to Infocrossing's highly trained technical specialists to help design, administer, and trouble-shoot their computing and networking devices hosted by the Company. Professional Services are particularly attractive to customers with complex systems, who do not have sufficient internal resources and skills to manage these systems.

o Managed Services combines all of the above services to deliver a complete packaged offering whereby the Company takes full responsibility for hosting, managing, and maintaining systems. The Company takes full advantage of automation and scale to manage systems for multiple clients in a cost effective manner without compromising service level requirements.

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

         Business Continuity

         In January 2002, the Company launched its Business Continuity Solutions offering. Business Continuity provides customers with access to backup data center space, computing equipment, and office facilities to be used in the event of an emergency or disaster. Customers pay a monthly subscription fee based on the type and quantity of Business Continuity resources they reserve, as well as a daily usage fee for using these resources in an emergency.

         The Company entered the Business Continuity field with a minimal capital investment by leveraging assets and personnel used in its other outsourcing activities. The Company is well positioned to compete in Business Continuity because of its experience in data center management as well as the strategic location of its data centers. Unlike many of its competitors, the Company provides Business Continuity in full production facilities, which offers several advantages including access to the facility and to skilled professionals 24 hours a day, every day of the year.

         The Company's Business Continuity Solutions include three primary services:

                  Standby Workstations give customers emergency access to fully equipped office facilities including workstations with personal computers and call-center capable phones, conference rooms, break rooms, and office machines such as copiers, printers and fax machines. The workstations are networked for Internet access as well as connectivity to backup servers.

                  Backup Open Systems provide either shared or dedicated data center resources for backup open systems such as servers and network equipment. The Company offers dedicated space and related services for open systems on the same terms as its Open Systems Management offering, giving customers complete flexibility to use the services interchangeably for primary production, backup or both.

                  Mainframe Recovery takes advantage of the Company's fully equipped and staffed mainframe data centers to provide customers shared or dedicated access to backup mainframe processing and storage capacity. The Company's Mainframe Recovery offering is well-suited for large customers needing a dedicated solution for guaranteed access to backup resources, or for small customers that may need additional personnel in an emergency.


CUSTOMER SERVICE AND SUPPORT

The Company believes that close attention to customer service and support has been, and will continue to be, crucial to its success. The Company provides a high degree of customer service and support, including customized training and rapid response to client needs, which the Company believes generally exceed industry standards. Because of its attention to customer service, many of the Company's client relationships have been long-term.

MARKETING AND SALES

The Company currently targets its marketing efforts to a broad range of large and medium-size enterprises. The Company's customer base is concentrated in specific industries such as financial services, publishing, apparel, consumer products, and health care, where it has developed industry specific services and a reputation for technical expertise and excellent service. The Company has certain clients that individually account for 10% or more of consolidated revenues. For the year ended December 31, 2001, these clients were: ADT Security Services, Inc. and Alicomp, a division of Alicare, Inc. ("Alicomp").

For the two-month period ended December 31, 2000 and the fiscal year ended October 31, 2000, clients accounting for in excess of 10% of consolidated revenues were Alicomp and International Masters Publishers, Inc. In the fiscal year ended October 31, 1999, no client accounted for 10% or more of revenues. The Company also has a joint marketing agreement with Alicomp.

Initial contact with a prospective customer is made by a variety of methods, including seminars, mailings, telemarketing, referrals, and attendance at industry conventions and trade shows. The Company's sales representatives and marketing support staff analyze clients' requirements and prepare product demonstrations. In addition to internal marketing efforts, the Company has formed strategic alliances to generate additional sales. The Company also has entered into agreements with certain enterprises and individuals that would be entitled to receive compensation for their assistance in procuring sales.

PRODUCT DEVELOPMENT

Since the IT services industry is characterized by rapid change in hardware and software technology, the Company continually enhances its services to meet client requirements. The Company is committed to maintaining its product offerings at a very high level of technological proficiency and believes that it has developed a reputation for providing innovative solutions to satisfy client requirements. Where possible, the Company seeks to develop product offerings characterized by a high degree of recurring usage, so that clients come to depend on the Company's services. Product development is performed by the Company's employees and in limited instances by outside consultants. Expenses on software development activities totaled $486,000, $178,000, and $384,000 for the year ended December 31, 2001, the two months ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively. Capitalized expenditures for enhancements to existing products approximated $285,000, $119,000, $1,011,000, and $905,000 for the year ended December 31, 2001, the two months ended December 31, 2000, and the fiscal years ended October 31, 2000 and 1999, respectively.

COMPETITION

Although the Company is not aware of other companies that offer all of the same services as the Company does, other companies do provide one or more of the Company's services. The Company's current and potential competition includes other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential customers. The Company knows of no reliable statistic by which it can determine the number of competitors. Among the best known of the Company's competitors are IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; and Sungard Data Systems, Inc. The Company also competes with smaller companies that provide a subset of the Company's services.
In general, the outsourcing services industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of the Company's larger competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively in the future.

TECHNOLOGICAL CHANGES

Although the Company is not aware of any pending or prospective technological changes that would adversely affect its business, new developments in technology could have a material adverse effect on the development or sales of some or all of the Company's services or could render its services uncompetitive or obsolete. There can be no assurance that the Company will be able to develop or acquire new and improved services or systems which may be required in order for it to remain competitive. The Company believes, however, that technological changes do not present a material risk to the Company's business because the Company expects to be able to adapt to and acquire any new technology more easily than its existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients that might otherwise choose to maintain in-house systems rather than use the Company's services, thus potentially creating selling opportunities for the Company.

INTELLECTUAL PROPERTY MATTERS

The Company's systems and processes are not protected by patents nor by any registered copyrights, trademarks, trade names, or service marks. To protect its proprietary services and software from illegal reproduction, the Company relies on certain mechanical techniques in addition to trade secret laws, restrictions in certain of its customer agreements with respect to use of the Company's services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite the Company's efforts, it may be possible for competitors or clients to copy aspects of the Company's trade secrets.

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

EMPLOYEES

As of December 31, 2001, the Company had 204 full-time and 9 part-time employees. The acquisition of AmQUEST, noted above, adds an additional 47 full-time employees as of February 5, 2002. None of the Company's employees is represented by a labor organization and the Company is not aware of any activities seeking such organization. The Company considers its relationship with its employees to be satisfactory.

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

On June 6, 2000, the Company announced the signing of a lease for a 52,000 square foot building located in metropolitan Atlanta. The lease expires on June 30, 2015. The Company redeveloped a portion of this building into its second data center and IDC, which opened in November 2000. In 2001, the Company temporarily suspended operations at the site and is presently evaluating alternatives with respect to this facility.

On July 25, 2000, the Company announced the signing of a lease for a 54,000 square foot building that was under construction in the Northern Virginia high tech corridor. The lease expires on December 31, 2015. In 2001 the Company suspended its development of the facility as a third IDC. The Company is presently evaluating alternatives with respect to this facility.

The Atlanta and Northern Virginia leases required the Company to provide security deposits aggregating approximately $2,086,000 in the form of standby letters of credit, which the Company collateralizes by means of cash funds invested in certificates of deposit. The amounts of these letters of credit may be reduced, at various times and subject to various conditions, to an aggregate of approximately $725,000 by 2010.

In July 2000, the Company closed a sales office in Charlotte, NC. The activities of this office have been consolidated with those in Leonia, NJ, and the Company is actively seeking a subtenant for the space. The space is not suitable for conversion into an IDC. The Company accrued approximately $514,000 for future lease payments on this facility through the end of the lease term on December 31, 2002.

The Company also leases 5,700 square feet of office space in New York, NY. The lease expires on December 31, 2009.

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

None.


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

                                                             BID
                                                      HIGH         LOW
For the year ended December 31, 2000:
1st Quarter ended March 31, 2000                     54.750       25.750
2nd Quarter ended June 30, 2000                      44.000       13.250
3rd Quarter ended September 30, 2000                 25.250       15.125
4th Quarter ended December 31, 2000                  11.125        5.125
For the year ended December 31, 2001:
1st Quarter ended March 31, 2001                      8.938        5.000
2nd Quarter ended June 30, 2001                       9.300        4.110
3rd Quarter ended September 30, 2001                  7.150        4.000
4th Quarter ended December 31, 2001                   6.200        3.750

The closing price of the Company's common stock on NASDAQ-NMS on March 15, 2002 was $5.48 per share. The Company has approximately 95 stockholders of record. In addition, the Company believes that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

The Company has not paid dividends to holders of its common stock since inception and does not plan to pay dividends on its common stock in the foreseeable future.

REPURCHASE OF SECURITIES

On November 16, 2000, the Company announced that its Board of Directors approved a repurchase of up to 500,000 shares of the Company's common stock. All repurchases are to be made in open market transactions at prevailing market prices, subject to applicable securities laws. As of December 31, 2001, the Company had repurchased 18,400 shares for approximately $142,000.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001, the Company did not sell or issue its common stock in any transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
         -------------------------------------------------------------------

                     YEAR ENDED                                                                          TWO MONTH PERIODS ENDED
                    DECEMBER 31,                     FISCAL YEARS ENDED OCTOBER 31,                           DECEMBER 31,
                    ------------    -------------------------------------------------------------    ----------------------------
                        2001             2000            1999             1998            1997            2000            1999
                    ------------    ------------    ------------    -------------    ------------    ------------    ------------
                                                                                                                      (UNAUDITED)
CONSOLIDATED
     STATEMENTS
     OF OPERATIONS
Revenues            $     26,986    $     24,471    $     34,265    $      30,403    $     24,396    $      3,521    $      4,874
                    ============    ============    ============    =============    ============    ============    ============
Net income/(loss)
    from
    continuing
    operations           (36,524)        (14,983)          1,661            1,079             688          (4,440)           (343)
                    ============    ============    ============    =============    ============    ============    ============
Loss on
    discontinued
    operation, net
    of income tax
    benefit               -               -               -                   (76)           (127)         -               -
                    ============    ============    ============    =============    ============    ============    ============
Gain on sale of
    discontinued
    operation, net
    of income tax
    provision             -               -               -                 1,696          -               -               -
                    ============    ============    ============    =============    ============    ============    ============
Net income/(loss)
    to common
    stockholders    $    (45,048)     $  (18,819)     $    1,661      $     2,699      $      561      $   (5,790)      $    (343)
                    ============    ============    ============    =============    ============    ============    ============
Net income/(loss)
    to common
    stockholders
    per diluted
    common share    $      (7.77)     $    (3.58)     $     0.34      $      0.61      $     0.14      $    (0.98)      $   (0.07)
                    ============    ============    ============    =============    ============    ============    ============

CONSOLIDATED
    BALANCE SHEETS

Total assets        $    58,774       $   78,844      $   27,554      $    26,949      $   19,143      $   78,449       $  30,597
                    ============    ============    ============    =============    ============    ============    ============
Long-term
    obligations and
    (beginning in
    fiscal 2000)
    redeemable
    preferred stock $     47,593      $   34,146      $   -           $        12      $      272      $   38,214       $   2,014
                    ============    ============    ============    =============    ============    ============    ============

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Infocrossing is a premier provider of a full range of IT outsourcing services, including mainframe and open system outsourcing, business process outsourcing, IT infrastructure consulting and business continuity services. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses and continues to be a growing trend. The Company has grown through strategic acquisitions as well as organic growth. During the year, the Company announced the signing of a significant new IT managed services contract with a new customer that by its terms, and as subsequently amended, is expected to generate $50 million in revenues over the four-year life of its initial term.

On February 5, 2002, the Company completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $20.3 million in cash. The acquisition combines two highly complimentary businesses and is intended to allow the Company and its customers to benefit from increased scale, enhanced services, and expanded geographic reach. Infocrossing and AmQUEST both serve similar customers - large and mid-sized enterprises across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing. The combined entity is anticipated to have projected 2002 revenue of approximately $50 million and will offer a broad array of high-availability mainframe, midrange and open system outsourcing solutions.

On September 15, 2000, the Company changed its year ending date from October 31st to December 31st. This change required the Company to prepare financial statements for the two-month period ended December 31, 2000 and the comparable two-month period of 1999. Financial statements for the fiscal year ended October 31, 2000 and prior are not restated to conform to the calendar year reporting period of 2001.


YEAR ENDED DECEMBER 31, 2001 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Company has a lease for a 52,000 square foot building located in metropolitan Atlanta expiring on June 30, 2015. The Company had redeveloped a portion of the metropolitan Atlanta facility and opened it as an IDC in November 2000. The Company has a lease for a 54,000 square foot building located in the Northern Virginia high tech corridor expiring on December 31, 2015. This lease commitment is above current market rates.

In 2001, in response to excess supply of Internet server hosting capacity, the Company suspended operations at the metropolitan Atlanta facility and suspended the further development of the Northern Virginia facility. The Company is evaluating options with respect to the use of these facilities. The Company is reviewing potential use or disposition strategies including, but not limited to, alternate uses of each facility in non-colocation outsourcing activities; subleasing all or a part of each facility either for the remaining lease term or some shorter period; renegotiating the terms of a lease, and negotiating the termination of a lease. In conducting its assessment, the Company has reviewed many factors including, but not limited to, its projected operating plans; prevailing real estate market conditions; supply and demand estimates for colocation space; and alternate uses of each facility either by the Company or to another potential tenant or subtenant. The Company also assessed whether the prevailing conditions with respect to each factor were temporary or permanent. If the Company decides to sublease all or part of a facility, the Company must determine if it will incur a loss in connection therewith. If the estimated future cash inflows are exceeded by the sum of (i) estimated future cash outflows and (ii) unamortized capitalized costs related to the subleased portion of a facility, the Company will recognize a loss. Similarly, costs incurred in connection with a termination of a lease, as well as the abandonment of unamortized capital costs related to the facility subject to such lease, will result in a loss. Finally, any amount of unamortized capitalized costs related to a facility or lease that are not recoverable from future cash flows either from the Company's use or subleasing of a facility must be recognized as a loss. Based on its analysis and estimates of the options available to the Company, management has recorded a loss of $5,650,000 as of December 31, 2001. Approximately one-half of the loss relates to the write-off of capitalized costs. The amount of the loss may increase in future periods if the conditions or assumptions impacting the Company's current assessment adversely change or the Company commits to a course of action that would result in a larger estimated loss. The amount of the loss is reflected in the Company's results of operations for 2001.

As previously described, the financial statements included in this Annual Report of Form 10-K do not include financial statements for the year ended December 31, 2000. For the purposes of this Management's Discussion and Analysis, the following table presents the Company's results for the year ended December 31, 2001 in comparison with the comparable unaudited results for the year ended December 31, 2000.

                                                YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                                2001               2000
                                           --------------    --------------
                                                               (UNAUDITED)

Revenues                                   $   26,986,466    $   23,118,665
                                           --------------    --------------
Costs and expenses:
    Operating costs                            33,349,309        28,162,322
    Selling and promotion costs                 3,597,153         3,540,262
    Amortization of restricted stock award      9,822,917         1,677,083
    Amortization of goodwill                      644,090           632,648
    Loss on leased facilities
        and office closings                     5,650,000           548,972
    General and administrative expenses        10,636,397        11,701,998
                                           --------------    --------------
        Total costs and expenses               63,699,866        46,263,285
                                           --------------    --------------
Loss from operations                          (36,713,400)      (23,144,620)
    Net interest income                          (886,403)       (2,110,505)
                                           --------------    --------------
Pretax loss                                   (35,826,997)      (21,034,115)
Income tax provision/(benefit)                    697,000        (1,954,004)
                                           --------------    --------------
Net loss                                      (36,523,997)      (19,080,111)
Accretion and dividends on
    redeemable preferred stock                 (8,524,026)       (5,186,143)
                                           --------------    --------------
Net loss to common stockholders            $  (45,048,023)   $  (24,266,254)
                                           ==============    ==============


For the calendar year ended December 31, 2001 (the "Current Year"), revenues increased $3,868,000 (16.7%) to $26,986,000 from $23,119,000 for the calendar year ended December 31, 2000 (unaudited) (the "Prior Year"). Revenues from a significant new customer contributed to the increase. During the year, the Company announced the signing of a significant new IT managed services contract with a new customer that by its terms, and as subsequently amended, is expected to generate $50 million in revenues over the four-year life of its initial term.

Operating costs increased $5,187,000 (18.4%) to $33,349,000 during the Current Year compared with $28,162,000 in the Prior Year. Operating costs include depreciation and amortization of $2,928,000 and $1,504,000 in the Current Year and Prior Year, respectively. The remaining increases primarily consist of IDC and related managed services operating and development costs mostly occurring earlier in the Current Year. As previously reported, due to excess supply of server-hosting space, the Company has taken steps to minimize its costs by suspending the operations at its metropolitan Atlanta data center and IDC and the further development of the Northern Virginia IDC. Included in operating costs in the Current Year are $4,477,000 of costs for these facilities.

Selling and promotion costs increased only $57,000 (1.6%) to $3,597,000 during the Current Year compared with $3,540,000 in the Prior Year.

In June 2000, the Company hired a Chief Executive Officer (the "Executive") who served with the Company until November 2001. The employment agreement with the Executive provided for an award of 800,000 restricted shares of common stock. The value of the 800,000 restricted shares, $11,500,000 on the date of grant, was being amortized ratably over a four year vesting schedule. Effective November 14, 2001, the Executive resigned and entered into a settlement agreement with the Company to terminate the employment contract. As part of the settlement, the Company accelerated the vesting of the stock award resulting in a nonrecurring, noncash charge of approximately $7,427,000. Total amortization related to the restricted shares in the Current Year was $9,823,000. In the Prior Year the Company amortized $1,677,000 of the restricted stock award. (See Liquidity and Capital Resources below).

As previously described, the Company recorded a loss in the Current Year of $5,650,000 related to one of its leased data center facilities. The Company recorded a loss provision of $549,000 in the Prior Year relating to the closing of office locations.

General and administrative expenses decreased $1,066,000 (9.1%) to $10,636,000 for the Current Year from $11,702,000 for the Prior Year. General and administrative expenses include $533,000 and $366,000 of depreciation and amortization other than goodwill for the Current Year and Prior Year, respectively. The remaining decrease primarily consists of IDC and related administrative expenses that have been reduced during the Current Year.

The Company recorded net interest income of $886,000 in the Current Year, compared with net interest income of $2,111,000 in the Prior Year. The net reduction of $1,225,000 reflects a decrease in interest income of $1,408,000 from a lower average balance of interest-earning assets during the Current Year and lower interest rates. The reduction in interest income was partially offset by a decrease of $183,000 in interest expense arising from a larger average outstanding debt and capital lease obligation balance in the Prior Year.

In the Current Year, the Company recorded income tax expense of $697,000, representing the difference between the estimated benefit as previously reported compared with the amount recognized in the Company's income tax return. A tax benefit of $1,954,000 was recorded in the Prior Year based on an estimate of the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. At December 31, 2001, the Company had net operating loss carryforwards of approximately $29 million for federal income tax purposes that begin to expire in 2020. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company's net loss increased $17,444,000 (91%) reflecting an increase of $17,437,000 in total costs and expenses, largely due to a $5,650,000 loss on leased facilities and an increase of $8,146,000 in amortization for the restricted stock award on which the amortization was accelerated. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $45,048,000 for the Current Year and $24,266,000 for the Prior Year. In addition to the increased loss related to the nonrecurring, noncash charge for the restricted stock award, the net loss to common stockholders included an increase in the year in noncash charges for accretion and accrued dividends on preferred stock of $3,338,000, which increased to $8,524,000 in the Current Year from $5,186,000 in the Prior Year. The loss per common share was $7.77 for the Current Year compared with a loss per common share of $4.46 in the Prior Year, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


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

Operating costs increased $1,509,000 (39%) to $5,376,000 during the Current Period compared with $3,868,000 in the Prior Period. Operating costs include depreciation and amortization of $334,000 and $194,000 in the Current Period and the Prior Period, respectively. The remainder of the increase primarily consists of IDC operating costs and the development of automated managed services.

Selling and promotion costs increased $437,000 (111%) to $830,000 during the Current Period compared with $393,000 in the Prior Period. The increase is attributable to a larger staff that was needed to market the Company's IDCs and automated managed services.

Current Period expenses include $479,000 of amortization of a restricted stock award. The restricted stock award was granted in June 2000, so there were no comparable charges in the Prior Period.

General and administrative expenses increased $522,000 (47%) to $1,627,000 for the Current Period from $1,105,000 for the Prior Period, reflecting higher costs associated with the Company's server hosting and managed services activities. General and administrative expenses include depreciation and amortization other than goodwill of $63,000 for the Current Period versus $51,000 for the Prior Period.

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

Revenues also were impacted negatively as a result of the redeployment of consultants from providing services for fees to developing a comprehensive suite of automated integrated managed services. The decline in revenue also reflects the loss of a major publishing client, the absence of Year-2000 related revenues, and income received in fiscal 1999 from a covenant not to compete. As previously reported, the publishing client had given notice in 1997 of its intention to exercise an option to cancel its contract after June 30, 1999 by paying a cash penalty. The decline also reflects the Company's decision to discontinue certain low margin activities that are inconsistent with its current business strategy.

Operating costs increased $3,021,000 (12.8%) to $26,654,000 during fiscal 2000 compared with $23,633,000 in fiscal 1999. Operating costs include depreciation and amortization of $1,337,000 and $1,105,000 in fiscal 2000 and fiscal 1999, respectively. The remaining increase primarily consists of IDC operating costs and activities related to the development of automated managed services.

Selling and promotion costs increased $1,047,000 (50.9%) to $3,103,000 during fiscal 2000 compared with $2,056,000 in fiscal 1999. The increase is attributable to a larger staff needed to market the Company's services.

Amortization of a restricted stock award was $1,198,000 in fiscal 2000. The restricted stock award was granted in June 2000, thus there was no comparable charge in fiscal 1999.

In fiscal 2000, the Company accrued $514,000 of future lease costs related to a closed sales office.

General and administrative expenses increased $5,500,000 (96.8%) to $11,180,000 for fiscal 2000 from $5,680,000 for fiscal 1999, reflecting higher costs associated with the Company's server hosting and managed services activities. Current period expenses also include $457,000 of search and other professional fees incurred in connection with entering into an employment agreement with a new CEO and $120,000 representing the value of warrants issued to settle certain rights held by investors in a financing arrangement. General and administrative expenses include depreciation and amortization other than for goodwill of $352,000 in fiscal 2000 versus $314,000 for fiscal 1999.

The Company recorded net interest income of $1,640,000 in fiscal 2000, compared with net interest income of $286,000 in fiscal 1999. The increase of $1,354,000 reflects interest income from a significantly higher average balance of interest-earning assets during fiscal 2000, offset by interest expense on a larger average outstanding debt balance than in fiscal 1999.

The Company recorded a tax benefit of $2,173,000 for fiscal 2000 versus a tax provision of $1,046,000 for fiscal 1999. The potential tax benefit for fiscal 2000 was reduced by a valuation allowance against net tax benefits. The valuation allowance was necessitated by the expectation of continued losses.

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


LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, the Company used net cash of $7,373,000 in operations. The Company recorded a loss of $36,524,000, which included noncash charges of $4,105,000 of depreciation and amortization, $9,823,000 of amortization related to a restricted stock award, and a loss on leased facilities of $5,650,000. Changes in working capital accounts also partially offset the operating loss including an increase in accounts payable and accrued expenses of $3,179,000; an increase in customer deposits and deferred revenues of $2,003,000; refunds and other reductions in income taxes receivable of $3,509,000, and a decrease of $945,000 in accounts receivable.

The Company invested $9,009,000 for the purchase of property and equipment, including data center construction, and $285,000 for product development and enhancement. The Company also purchased 10,500 shares of its common stock in the open market for $67,000, and 139,535 shares from the Company's former Chief Executive Officer (the "Executive) for $450,000, as part of a settlement agreement reached in connection with his separation from the Company, as previously described. The principal source of investment cash was the redemption of maturing marketable debt securities totaling $3,413,000.

The principal financing activities were net borrowings by the Company of $1,845,000 and net related party borrowings from the Company of $475,000, principally by the Executive. The Company settled its employment agreement with the Executive in November 2001. As part of the settlement, the Company purchased 535,594 shares of the 868,446 shares of common stock held by the Executive for $2,385,000. These shares are in the Company's Treasury. The Executive used $1,935,000 of the proceeds to satisfy notes receivable due to the Company. (See Results of Operations - Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000).

As of December 31, 2001, the Company had working capital of approximately $14,949,000 including cash and equivalents aggregating approximately $24,344,000.

The Company believes that the combination of its cash and other liquid assets will provide adequate resources to fund its ongoing operating requirements.

SUBSEQUENT EVENTS

Release Agreement

On January 10, 2002, the Company and a software licensor (the "Licensor") entered into a Release Agreement (the "Agreement") in settlement of a dispute of certain claims the Company had made against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used towards certain future purchases (the "Credits"). The Credits are subject to restrictions and expire on December 31, 2002 if unused. Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor. Pursuant to the Agreement, the Company agreed to release and hold harmless the Licensor and its subsidiaries from any and all claims, damages, actions or causes of action of any kind arising prior to the date of the Agreement.

The Company expects that it will fully utilize the Credits in 2002 and record them along with the accruals related to the unpaid support fees totaling $796,000 at December 31, 2001 as income in 2002.

Acquisition of Amquest

On February 5, 2002, the Company entered into a Stock Purchase Agreement with American Software, Inc., a Georgia corporation ("ASI") whereby the Company purchased all of the outstanding capital stock of AmQUEST, Inc., a Georgia corporation ("AmQUEST"), from its former parent company ASI (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, which amount will be adjusted upon final determination of the working capital of AmQUEST as of January 31, 2002.

The Company financed the AmQUEST Acquisition through (i) the application of the proceeds of the financing described below and (ii) cash held by the Company.

AmQUEST is a managed services provider that delivers technology infrastructure management services to enterprise clients including mainframe and open systems outsourcing, business continuity services, and systems and network management. AmQUEST and Infocrossing serve similar customers - large and mid-sized enterprises across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing. From and after the AmQUEST Acquisition, AmQUEST will continue to operate its business as a wholly-owned subsidiary of the Company.

Securities Purchase Agreement

In a related transaction, on February 1, 2002, in anticipation of the consummation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with Cahill, Warnock Strategic Partners Fund,
L.P.: Strategic Associates, L.P.: Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P. (collectively known as "Camden") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants (the "Initial Warrant") to purchase, initially, 2,000,000 shares of the common stock of the Company (subject to adjustments as discussed below) in exchange for an investment of $10,000,000 from Camden. Pursuant to the SPA, the proceeds of the sale of the Debentures to Camden were used to partially fund the AmQUEST Acquisition.

The Debentures have been issued in an aggregate principal amount of $10,000,000 with a maturity of three (3) years (the "Initial Maturity Date") from February 1, 2002 (the "Closing Date"), the date of their issuance (the "Issuance Date"), with an option to extend the term of the Debentures for one additional year beyond the Initial Maturity Date to February 1, 2006 at the Company's sole discretion. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of (i) 12% per annum commencing on the Issuance Date and ending on February 1, 2004, (ii) 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (iii) if the Company elects to extend the maturity date pursuant to the terms of the Debentures, 14% per annum thereafter. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures.

The Initial Warrants have been issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and Camden (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire five (5) years from the Closing Date. In addition, up to 1,500,000 of the Initial Warrants may be cancelled upon the prepayment of the Debentures. Cancellation of the Initial Warrants may take place in the following manner:

         (i) Upon prepayment of the Debentures in full during the first year, 1,500,000 Initial Warrants will be immediately canceled;

         (ii) Upon prepayment of the Debentures in full after the first anniversary and before the third anniversary of the Closing Date, Initial Warrants will be canceled according to the following formula: 62,500 shares multiplied by the number of full months between the prepayment and the third anniversary of the Closing Date;

         (iii) Notwithstanding the foregoing, the Company will be entitled, at any time, to make one (and only one) partial prepayment of the Debentures in the amount of at least 50% of the total outstanding indebtedness (the "Partial Prepayment"). In the event of a Partial Prepayment, the number of Initial Warrants to be canceled shall be equal to the product of (x) the number of Warrants to be canceled pursuant to subsections (i) and (ii) above assuming full repayment of the Debentures, and (y) a fraction, the numerator of which shall be the aggregate principal amount of Debentures actually prepaid and the denominator of which shall be equal to the aggregate principal amount of Debentures outstanding on the date of such Partial Prepayment (the "Prepayment Fraction"); and

         (iv) In the event of full repayment of the Debentures that is both (A) after a Partial Prepayment; and (B) before the third anniversary of the Closing Date, the number of Initial Warrants to be canceled shall be equal to the product of (x) the number of Initial Warrants to be canceled pursuant to subsections (i) and (ii) above assuming full repayment of the Debentures, and
(y) 1 minus the Prepayment Fraction.

Additional Warrants, when issued, will not be subject to cancellation. The fair market value of the warrants will be recorded as deferred financing costs and amortized over three years.

Repayment of Bank Loan

Also at that time of the AmQUEST Acquisition, the Company repaid the $2,660,000 balance outstanding on a bank loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U. S., which requires the selection and application of significant accounting policies, and which requires management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting polices.

Revenue Recognition

The majority of revenues are invoiced on a monthly recurring basis under long-term contracts, typically ranging from one to five years in length, providing for either fixed monthly fees or time and material billings. Revenue is recognized under these contracts when the Company processes the agreed upon transactions in accordance with the contractual performance standards, or performs the services, and collection is reasonably assured. Application of these standards can involve management's judgments, including judgment as to the collection of invoiced amounts.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Tangible and Intangible Assets

The Company has significant tangible and intangible assets on its balance sheet, primarily property and equipment, deferred software costs, and intangible assets, primarily goodwill, related to acquisitions. The assignment of useful lives to these assets and the valuation and classification of intangible assets involves significant judgments and the use of estimates. The testing of these tangible and intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company's assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions or changes in the decisions of management as to how assets will be deployed in the Company's operations could potentially require future adjustments to asset valuations.


NEW FINANCIAL ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of $644,000 ($0.11 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first half of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. FAS144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company primarily invests in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and holds all such investments to term. The Company generally invests in instruments of no more than 30 days maturity.

MARKET RISK

The Company's accounts receivable are subject, in the normal course of business, to collection risks. It regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

FOREIGN CURRENCY RISKS

The Company has no significant foreign-source income, and bills foreign customers in U.S. dollars only.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The contents of Part III are incorporated by reference to a Definitive Proxy Statement to be filed by the Company on or before April 30, 2002.

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

     EXHIBIT NO.    DESCRIPTION

          2.1 Stock Purchase Agreement dated as of February 5, 2002 by and between Infocrossing Inc. and American Software, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 5, 2002.

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

     EXHIBIT NO.    DESCRIPTION

          4.3 Warrant Agreement between Computer Outsourcing Services, Inc. and the Warrantholders Party thereto, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

         4.4A Stockholders Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Sandler Holders; and the Management and Non-Management Stockholders listed therein, incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 8, 2000.

         4.4B Second Amended and Restated Stockholders Agreement dated as of February 1, 2002 by and among Infocrossing, Inc. and the Stockholders named therein, incorporated by reference to
                    Exhibit 99.5 to the Current Report on Form 8-K filed February 5, 2002.

          4.5 Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for the Company's Annual Meeting held on May 8, 2000.

          4.6 Securities Purchase Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 5, 2002.

          4.7 Warrant Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. as Issuaer and the Purchasers named therein, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed February 5, 2002.

         10.1 Employment Agreement, dated as of June 15, 2000, between the Company and Charles F. Auster ("Auster), incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.2 Settlement and Release Agreement between the Company and Auster, incorporated by reference to a Report on Form 8-K filed November 16, 2001.

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

         10.5 Office Lease Agreement dated May 22, 2000 between the Company and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.6 Deed of Lease dated July 21, 2000 between the Company and Beco-Terminal, LLC, ("BECO") incorporated by reference to
                    Exhibit 10.7 to the Company's Form 10-Q for the period ended July 31, 2000.

         10.7 First Amendment of Lease dated as of December 18, 2000 between the Company and BECO, incorporated by reference to
                    Exhibit 10.9B to the Company's Annual Report on Form 10-K for December 31, 2000.

        10.8 Amendment to the Asset Purchase Agreement dated as of February 1, 2001, by and among the Company, ETG, Inc., Enterprise Technology Group, Inc. ("Enterprise"), and certain stockholders of Enterprise, incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for December 31, 2000.

        10.9 Warrant to purchase 65,000 shares of the Company's common stock, dated February 1, 2001, issued to Enterprise, incorporated by reference to Exhibit 10.11C to the Company's Annual Report on Form 10-K for December 31, 2000.

       10.10 Master Loan and Security Agreement No. 85043 by and among Infocrossing, Inc. and ETG, Inc. as co-Debtors and Wells Fargo Equipment Finance, Inc., dated as of July 19, 2001, with accompanying Riders and Schedules, incorporated by reference to the Company's Quarterly Report on Form 10-Q for September 30, 2001.

          21        List of Subsidiaries of the Company

          23        Consent of Ernst & Young LLP

(b)  Reports on Form 8-K

A Report was filed on November 14, 2001, announcing the resignation of the Company's then Chief Executive Officer, and the settlement of various matters between him and the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INFOCROSSING, INC.

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Zach Lonstein - Chief Executive Officer

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      William B. Fischer - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Zach Lonstein - Chairman of the Board of Directors

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Peter DaPuzzo - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Richard A. Keller - Director
                      by Zach Lonstein, Attorney-in-Fact

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Samantha McCuen - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Kathleen A. Perone - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Frank L. Schiff - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Michael B. Targoff - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Robert B. Wallach - Director

March 29, 2002                         /s/
                      ----------------------------------------------------------
                      Tyler T. Zachem - Director

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                            Page No.
                                                          -----------

  Report of Independent Auditors                             F-2

  Consolidated Balance Sheets -
     December 31, 2001 and 2000                              F-3

  Consolidated Statements of Operations -
     Year ended December 31, 2001 and Fiscal
     Years ended October 31, 2000 and 1999                   F-5

  Consolidated Statements of Operations -
     Two Month Periods ended December 31, 2000 and 1999
     (Unaudited)                                             F-6

  Consolidated Statements of Stockholders' Equity
     (Deficit) - Year ended December 31, 2001, Two-Month
     Period ended December 31, 2000 and Fiscal Years ended
     October 31, 2000 and 1999                               F-7

  Consolidated Statements of Cash Flows -
     Year ended December 31, 2001 and Fiscal
     Years ended October 31, 2000 and 1999                   F-10

  Consolidated Statements of Cash Flows -
     Two-month Periods Ended December 31, 2000
     and December 31, 1999 (Unaudited)                       F-13

  Notes to Consolidated Financial Statements                 F-15

  Schedule II: Valuation and Qualifying Accounts             S-1





















                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Infocrossing, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (formerly Computer Outsourcing Services, Inc. and subsidiaries) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, the two month period ended December 31, 2000 and for each of the two years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, the two month period ended December 31, 2000 and for each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ ERNST & YOUNG, LLP
ERNST & YOUNG, LLP

New York, New York
February 15, 2002












                             INFOCROSSING, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                    ---------------------------------
                                                                          2001              2000
                                                                    ---------------    --------------
                     ASSETS
CURRENT ASSETS:
Cash and equivalents                                                $    24,343,819    $   36,763,831
Marketable debt securities, at cost
     which approximates market value                                         -              3,413,069
Trade accounts receivable, net of allowances for
     doubtful accounts of $1,008,942 and $525,957                         2,410,556         3,355,914
Prepaid and refundable income taxes                                         139,488         3,648,228
Due from related parties                                                    205,106           372,558
Prepaid license fees                                                        682,342           766,135
Other current assets                                                        986,061         1,303,724
                                                                    ---------------    --------------
                                                                         28,767,372        49,623,459
                                                                    ---------------    --------------
PROPERTY and EQUIPMENT, net                                              17,173,134        13,411,113
                                                                    ---------------    --------------
OTHER ASSETS:
Deferred software, net                                                    2,197,070         2,665,714
Goodwill, net                                                             7,736,773         8,380,863
Other intangible assets, net                                                374,114           508,408
Due from related parties                                                     -              1,293,130
Security deposits and other non-current assets                            2,525,531         2,566,728
                                                                    ---------------    --------------
                                                                         12,833,488        15,414,843
                                                                    ---------------    --------------
TOTAL ASSETS                                                        $    58,773,994    $   78,449,415
                                                                    ===============    ==============

                                   Continued on next page.

















                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                                                                               DECEMBER 31,
                                                                    ---------------------------------
                                                                          2001              2000
                                                                    ---------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                    $     1,914,682    $    1,369,402
Current portion of long-term debt and capitalized lease obligations       1,893,683           846,083
Current portion of accrued loss on leased facilities                      3,313,806           510,112
Accrued expenses                                                          6,245,665         3,612,220
Customer deposits, current deferred revenue,
     and other current liabilities                                          450,641           125,488
                                                                    ---------------    --------------
                                                                         13,818,477         6,463,305
                                                                    ---------------    --------------
LONG-TERM LIABILITIES:
Long-term debt and capitalized lease
     obligations, net of current portion                                  3,632,446         2,777,409
Accrued loss on leased facilities, net of current portion                 1,127,770         1,537,955
Deferred revenue, net of current portion,
     and other long-term liabilities                                      2,270,722           593,300
                                                                    ---------------    --------------
                                                                          7,030,938         4,908,664
                                                                    ---------------    --------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING
     PREFERRED STOCK; $0.01 par value; 300,000 shares authorized;
     157,377 shares issued and outstanding (liquidation
     preference of $68,352,753 at December 31, 2001)                     43,960,634        35,436,608
                                                                    ---------------    --------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.01 par value; 2,700,000
     shares authorized; none issued                                          -                 -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued and outstanding of 5,912,416 and 5,888,311 at December
     31, 2001 and 2000, respectively                                         59,124            58,883
Additional paid-in capital                                               59,053,570        58,936,811
Unamortized restricted stock award                                           -             (9,822,917)
Accumulated deficit                                                     (62,392,549)      (17,344,526)
                                                                    ---------------    --------------
                                                                         (3,279,855)       31,828,251
Less 578,623 and 12,508 shares at December 31, 2001 and 2000,
     respectively, of common stock held in treasury, at cost             (2,756,200)         (187,413)
                                                                    ---------------    --------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                     (6,036,055)       31,640,838
                                                                    ---------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                $    58,773,994    $   78,449,415
                                                                    ===============    ==============

                 See Notes to Consolidated Financial Statements.

                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER                      FISCAL YEARS ENDED
                                                          31,                                 OCTOBER 31,
                                                 ---------------------      -----------------------------------------------
                                                          2001                       2000                      1999
                                                 ---------------------      ---------------------      --------------------
REVENUES                                         $          26,986,466      $          24,471,450      $         34,264,966
                                                 ---------------------      ---------------------      --------------------
COSTS and EXPENSES:
     Operating costs                                        33,349,309                 26,653,612                23,632,609
     Selling and promotion costs                             3,597,153                  3,103,485                 2,056,260
     Amortization of restricted stock award                  9,822,917                  1,197,917                    -
     Amortization of goodwill                                  644,090                    619,085                   474,612
     Loss on leased facilities
         and office closings                                 5,650,000                    514,371                    -
     General and administrative costs                       10,636,397                 11,179,589                 5,679,792
                                                 ---------------------      ---------------------      --------------------
                                                            63,699,866                 43,268,059                31,843,273
                                                 ---------------------      ---------------------      --------------------
INCOME/(LOSS) FROM OPERATIONS                              (36,713,400)               (18,796,609)                2,421,693
                                                 ---------------------      ---------------------      --------------------
Interest income                                             (1,377,093)                (1,753,863)                 (305,270)
Interest expense                                               490,690                    114,004                    19,297
                                                 ---------------------      ---------------------      --------------------
                                                              (886,403)                (1,639,859)                 (285,973)
                                                 ---------------------      ---------------------      --------------------
INCOME/(LOSS) BEFORE INCOME TAXES                          (35,826,997)               (17,156,750)                2,707,666
Income tax expense/(benefit)                                   697,000                 (2,173,443)                1,046,373
                                                 ---------------------      ---------------------      --------------------
NET INCOME/(LOSS)                                          (36,523,997)               (14,983,307)                1,661,293
Accretion and dividends on redeemable
     preferred stock                                        (8,524,026)                (3,835,730)                   -
                                                 ---------------------      ---------------------      --------------------
NET INCOME/(LOSS) TO COMMON STOCKHOLDERS         $         (45,048,023)     $         (18,819,037)     $          1,661,293
                                                 =====================       ====================      ====================
BASIC EARNINGS PER SHARE:
Net income/(loss) to common stockholders         $               (7.77)     $               (3.58)     $               0.36
                                                 =====================       ====================      ====================
Weighted average number of
     common shares outstanding                               5,801,312                  5,251,457                 4,636,525
                                                 =====================       ====================      ====================
DILUTED EARNINGS PER SHARE
Net income/(loss) to common stockholders         $               (7.77)     $               (3.58)     $               0.34
                                                 =====================       ====================      ====================
Weighted average number of common
     shares and share equivalents outstanding                5,801,312                  5,251,457                 4,950,050
                                                 =====================       ====================      ====================

                               See Notes to Consolidated Financial Statements.



                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                                                                    TWO MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                         ---------------------------------------
                                                                                2000                  1999
                                                                         -----------------      ----------------
                                                                                                   (UNAUDITED)
REVENUES                                                                 $       3,520,937      $      4,873,722
                                                                         -----------------      ----------------
COSTS and EXPENSES:
     Operating costs                                                             5,376,414             3,867,704
     Selling and promotion costs                                                   829,806               393,029
     Amortization of restricted stock award                                        479,166                -
     Amortization of goodwill                                                      105,466                91,903
     Loss on leased facilities and office closings                                  34,601                -
     General and administrative costs                                            1,626,938              1,104,529
                                                                         -----------------      ----------------
                                                                                 8,452,391             5,457,165
                                                                         -----------------      ----------------
LOSS FROM OPERATIONS                                                            (4,931,454)             (583,443)
                                                                         -----------------      ----------------
Interest income                                                                   (520,288)              (91,562)
Interest expense                                                                    28,862                70,782
                                                                         -----------------      ----------------
                                                                                  (491,426)              (20,780)
                                                                         -----------------      ----------------
LOSS BEFORE INCOME TAXES                                                        (4,440,028)             (562,663)
Income tax expense/(benefit)                                                        -                   (219,439)
                                                                         -----------------      ----------------
NET LOSS                                                                        (4,440,028)             (343,224)
Accretion and dividends on redeemable preferred stock                           (1,350,413)               -
                                                                         -----------------      ----------------
NET LOSS TO COMMON STOCKHOLDERS                                          $      (5,790,441)     $       (343,224)
                                                                         =================      ================
BASIC AND DILUTED EARNINGS PER SHARE:
Net loss to common stockholders                                          $           (0.98)     $          (0.07)
                                                                         =================      ================
Weighted average number of common shares outstanding                             5,888,311             4,746,716
                                                                         =================      ================



                           See Notes to Consolidated Financial Statements.








                                            INFOCROSSING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                ADDITIONAL        RETAINED          UNAMORTIZED        TREASURY
                    COMMON                       PAID IN          EARNINGS/         RESTRICTED         STOCK AT
                    SHARES      PAR VALUE        CAPITAL          (DEFICIT)         STOCK AWARD          COST             TOTAL
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances,
  October
  31, 1998        4,285,715    $   42,857     $  11,946,837    $   5,603,659      $      -           $    -           $  17,593,353
Stock issued
  for an
  acquisition       300,000         3,000         2,674,500           -                  -                -               2,677,500
Exercises of
  stock
  options           152,200         1,522           664,489           -                  -                -                 666,011
Purchased
  1,000
  shares for
  treasury,
  at cost            -              -                -                -                  -                (7,313)            (7,313)
Tax benefit
  associated
  with the
  exercise of
  nonqualified
  options            -              -               234,000           -                  -                -                 234,000
Net income           -              -                -             1,661,293             -                -               1,661,293
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances,
  October
  31, 1999        4,737,915    $   47,379     $  15,519,826    $   7,264,952      $      -           $    (7,313)     $  22,824,844
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------

                                                        Continued on next page.



















                                            INFOCROSSING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                ADDITIONAL        RETAINED          UNAMORTIZED        TREASURY
                    COMMON                       PAID IN          EARNINGS/         RESTRICTED         STOCK AT
                    SHARES      PAR VALUE        CAPITAL          (DEFICIT)         STOCK AWARD          COST             TOTAL
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances,         4,737,915    $   47,379     $  15,519,826    $   7,264,952      $     -            $    (7,313)     $  22,824,844
  October
  31, 1999
Exercises
  of stock
  options           170,478         1,705           969,596            -                -                 -                 971,301
4,608 shares
  surrendered
  for stock option
  exercise           -              -                  -               -                -               (111,744)          (111,744)
Contingent payment
  related to an
  acquisition        36,472           365         1,134,795            -                -                 -               1,135,160
Exercise of
  warrants           75,000           750           374,250            -                -                 -                 375,000
Sale of restricted
  shares by the
  Company            68,446           684           999,312            -                -                 -                 999,996
Restricted
  stock award       800,000         8,000        11,492,000            -            (11,500,000)          -                  -
Amortization
  of restricted
  stock award        -              -                  -               -              1,197,917           -               1,197,917
Issuance of
  warrants in
  connection
  with termination
  of a financing
  arrangement        -              -               120,000            -                -                 -                 120,000
Accretion and
  dividends on
  redeemable
  preferred
  stock              -              -                  -          (3,835,730)           -                 -              (3,835,730)
Issuance of
  warrants in
  connection
  with a private
  placement          -              -            28,180,132            -                -                 -              28,180,132
Net loss             -              -                  -         (14,983,307)           -                 -             (14,983,307)
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances,
  October
  31, 2000        5,888,311    $   58,883     $  58,789,911    $ (11,554,085)     $ (10,302,083)     $  (119,057)     $  36,873,569
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------

                                                        Continued on next page.

                                            INFOCROSSING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                ADDITIONAL        RETAINED          UNAMORTIZED        TREASURY
                    COMMON                       PAID IN          EARNINGS/         RESTRICTED         STOCK AT
                    SHARES      PAR VALUE        CAPITAL          (DEFICIT)         STOCK AWARD          COST             TOTAL
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances, October
  31, 2000        5,888,311    $   58,883     $  58,789,911    $ (11,554,085)     $ (10,302,083)     $  (119,057)     $  36,873,569
Amortization of
  restricted
  stock award        -              -                -                -                 479,166           -                 479,166
Purchased
  6,900 shares
  for treasury,
  at cost            -              -                -                -                  -               (68,356)           (68,356)
Issuance of a
  warrant in
  settlement of
  contingent
  purchase price     -              -               146,900           -                  -                -                 146,900
Accretion and
  dividends on
  redeemable
  preferred stock    -              -                -            (1,350,413)            -                -              (1,350,413)
Net loss             -              -                -            (4,440,028)            -                -              (4,440,028)
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances, December
  31, 2000        5,888,311    $   58,883     $  58,936,811    $ (17,344,526)     $  (9,822,917)     $  (187,413)     $  31,640,838
Exercise of stock
  options by the
  surrender of
  20,021 shares      25,000           250           116,750           -                  -              (117,000)            -
Cancellation
  of shares
  previously
  issued in error      (895)           (9)                9           -                  -                 -                 -
Purchase 546,094
  shares for
  treasury, at
  cost               -              -                -                -                  -            (2,451,787)        (2,451,787)
Accretion and
  dividends on
  redeemable
  preferred stock    -              -                -            (8,524,026)            -                 -             (8,524,026)
Amortization of
  restricted
  stock award        -              -                -                -               9,822,917            -              9,822,917
Net loss             -              -                -           (36,523,997)            -                 -            (36,523,997)
                  ---------    ----------     -------------    -------------      -------------      -----------      -------------
Balances, December
  31, 2001        5,912,416    $   59,124     $  59,053,570    $ (62,392,549)     $      -           $(2,756,200)     $  (6,036,055)
                  =========    ==========     =============    =============      =============      ===========      =============

                                 See Notes to Consolidated Financial Statements.
                                                                      PAGE F-9

                                      INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  YEAR ENDED DECEMBER                      FISCAL YEARS ENDED
                                                          31,                                 OCTOBER 31,
                                                 ---------------------      -----------------------------------------------
                                                          2001                       2000                      1999
                                                 ---------------------      ---------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $         (36,523,997)    $          (14,983,307)     $          1,661,293
Adjustments to reconcile net income (loss)
    to cash used in operating activities:
    Depreciation and amortization                            4,105,004                  2,307,777                 1,893,081
    Amortization of restricted stock award                   9,822,917                  1,197,917                    -
    Stock-based compensation                                    -                          71,266                    -
    Warrants issued in connection with
        termination of a credit agreement                       -                         120,000                    -
    Income from a non-competition
        Agreement                                               -                          -                     (1,000,000)
    Accrued write-off of capitalized
        costs and other losses on leased
        facilities                                           5,650,000                    514,371                    -
    Deferred income taxes                                       -                          -                        494,804
    Decrease/(increase) in:
        Trade accounts receivable                              945,358                  2,810,288                (1,558,248)
        Prepaid and refundable taxes                         3,508,740                 (1,879,395)                   -
        Prepaid license fees, and other current
           assets                                              401,456                   (606,403)                 (323,660)
    Increase/(decrease) in:
        Accounts payable                                       545,280                  1,025,357                   208,073
        Income taxes payable                                    -                          -                       (999,929)
        Accrued expenses                                     2,633,445                  1,585,089                  (144,021)
        Payments on accrued loss on
            leased facilities                                 (463,943)                  (190,014)                 (415,200)
        Customer deposits, deferred
            revenue, and other liabilities                   2,002,575                    170,158                    74,874
                                                 ---------------------      ---------------------      --------------------
Net cash used in operating activities                       (7,373,165)                (7,856,896)                 (108,933)
                                                 ---------------------      ---------------------      --------------------




                                                        Continued on next page.










                                      INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (CONTINUED)

                                                  YEAR ENDED DECEMBER                      FISCAL YEARS ENDED
                                                          31,                                 OCTOBER 31,
                                                 ---------------------      -----------------------------------------------
                                                          2001                       2000                      1999
                                                 ---------------------      ---------------------      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment           $          (9,009,097)     $          (6,564,057)     $         (1,848,267)
    Disposal of equipment                                       -                           2,750                    -
    Redemptions/(purchases) of investments
        in marketable debt securities                        3,413,069                 (4,108,367)                1,544,729
    Amounts received from a buyer
        for assets held for sale                                -                          -                         82,695
    Payment for the purchase of
        certain assets and the business of
        Enterprise Technology Group and
        related expenses (the "Enterprise
        Purchase")                                              -                          -                     (4,283,701)
    Purchases of treasury stock                               (516,567)                    -                         (7,313)
    Increase in deferred software costs                       (285,235)                (1,011,231)                 (905,070)
    Decrease/(increase) in security
        deposits and other non-current assets                   31,441                 (2,073,185)                   45,410
                                                 ---------------------      ---------------------      --------------------
Net cash used in investing activities                       (6,366,389)               (13,754,090)               (5,371,517)
                                                 ---------------------      ---------------------      --------------------
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Proceeds from a private equity placement                    -                      58,430,596                    -
    Proceeds from debt financing and a
        line of credit                                       3,062,252                  5,140,336                    -
    Repayments of debt and capitalized leases               (1,217,115)                (5,041,993)                 (252,770)
    Advances to related parties, net                          (474,638)                   (38,295)                  (43,001)
    Proceeds from a sale of common stock                        -                         999,996                    -
    Exercises of stock options and warrants                     -                       1,163,291                   666,011
                                                 ---------------------      ---------------------      --------------------
Net cash provided by financing activities                    1,370,499                 60,653,931                   370,240
                                                 ---------------------      ---------------------      --------------------
Net cash provided by/(used in)
     continuing operations                                 (12,369,055)                39,042,945                (5,110,210)
                                                 ---------------------      ---------------------      --------------------


                                                        Continued on next page.








                                      INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (CONTINUED)

                                                  YEAR ENDED DECEMBER                      FISCAL YEARS ENDED
                                                          31,                                 OCTOBER 31,
                                                 ---------------------      -----------------------------------------------
                                                          2001                       2000                      1999
                                                 ---------------------      ---------------------      --------------------
CASH FLOWS FROM DISCONTINUED OPERATION:
    Payments of taxes and other
        expenses related to the sale of the
        Payroll Division                         $              -           $              -           $         (2,556,693)
    Payments on portion of accrued
        loss on leased facilities relating to
        discontinued operation                                 (50,957)                   (48,111)                 (145,880)
                                                 ---------------------      ---------------------      --------------------
Net cash used in discontinued operation                        (50,957)                   (48,111)               (2,702,573)
                                                 ---------------------      ---------------------      --------------------
Net increase/(decrease)                                    (12,420,012)                38,994,834                (7,812,783)
    in cash and equivalents
Cash and equivalents, beginning of year                     36,763,831                  1,590,223                 9,403,006
                                                 ---------------------      ---------------------      --------------------
Cash and equivalents, end of year                $          24,343,819      $          40,585,057      $          1,590,223
                                                 =====================      =====================      ====================
SUPPLEMENTAL CASH FLOW
    INFORMATION:
    Cash paid during the year for:
        Interest                                 $             491,385      $             114,004      $             23,270
                                                 =====================      =====================      ====================
        Income taxes                             $              42,082      $              67,139      $          3,917,926
                                                 =====================      =====================      ====================
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
    Common stock issued for the
        Enterprise Purchase                      $              -           $           1,135,160      $          2,677,500
                                                 =====================      =====================      ====================
    Equipment acquired subject
        to a capital lease                       $              57,500      $              -           $             -
                                                 =====================      =====================      ====================
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
    Treasury shares received in payment of
        an amount due from a related party       $           1,935,220      $              -           $             -
                                                 =====================      =====================      ====================
    Treasury shares received in
        payment of a stock option exercise       $             117,000      $             111,744      $             -
                                                 =====================      =====================      ====================
    Tax benefit associated with the
        exercise of non-qualified options        $              -           $              -           $            234,000
                                                 =====================      =====================      ====================


                            See Notes to Consolidated Financial Statements.
                                                                      PAGE F-12

                                      INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (CONTINUED)

                                                                                           TWO MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                               ---------------------------------------
                                                                                      2000                   1999
                                                                               -----------------      ----------------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $      (4,440,028)     $       (343,224)
Adjustments to reconcile net loss
    to cash (used in)/provided by operating activities:
    Depreciation and amortization                                                        502,557               336,797
    Amortization of restricted stock award                                               479,166                -
    Decrease/(increase) in:
        Trade accounts receivable                                                       (155,836)            1,221,171
        Prepaid and refundable taxes                                                      19,527                -
        Prepaid license fees
             and other current assets                                                     44,170               805,150
    Increase/(decrease) in:
        Accounts payable                                                                (893,434)             (123,284)
        Income taxes payable                                                              -                   (219,439)
        Accrued expenses                                                                 811,767              (599,264)
        Accrued loss on leased facilities and office closings                            (37,876)               14,647
        Customer deposits, deferred
            revenues, and other liabilities                                              112,274                26,698
                                                                               -----------------      ----------------
Net cash (used in)/provided by operating activities                                   (3,557,713)            1,119,252
                                                                               -----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (839,177)           (1,080,572)
    Redemptions at maturity of investments
        in marketable debt securities                                                  2,368,739               733,435
    Purchases of treasury stock                                                          (68,356)               -
    Increase in deferred software costs                                                 (118,828)             (171,398)
    Decrease/(increase) in security
        deposits and other non-current assets                                              1,624                  (224)
                                                                               -----------------      ----------------
Net cash provided by (used in) investing activities                                    1,344,002              (518,759)
                                                                               -----------------      ----------------



                                                        Continued on next page.








                                      INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (CONTINUED)

                                                                                           TWO MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                               ---------------------------------------
                                                                                      2000                   1999
                                                                               -----------------      ----------------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from a line of credit                                             $          -           $      2,000,000
    Repayment of debt and capitalized leases                                            (101,112)               (5,463)
    Advances to related parties                                                       (1,495,079)               -
    Exercises of stock options and warrants                                               -                    216,459
                                                                               -----------------      ----------------
Net cash provided by/(used in) financing activities                                   (1,596,191)            2,210,996
                                                                               -----------------      ----------------
Net cash provided by/(used in) continuing operations                                  (3,809,902)            2,811,489
                                                                               -----------------      ----------------
CASH FLOW FROM DISCONTINUED OPERATION:
    Payments on portion of accrued loss on leased facilities relating
        to discontinued operation                                                        (11,324)              (10,664)
                                                                               -----------------      ----------------
Net increase/(decrease) in cash and equivalents                                       (3,821,226)            2,800,825
Cash and equivalents, beginning of the period                                         40,585,057             1,590,223
                                                                               -----------------      ----------------
Cash and equivalents, end of the period                                        $      36,763,831      $      4,391,048
                                                                               =================      ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                               $           1,369      $            136
                                                                               =================      ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING ACTIVITY:
    Warrants issued for the settlement of continent purchase price             $         146,900      $         -
                                                                               =================      ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    FINANCING ACTIVITY:
    Equipment acquired subject to capital leases                               $       3,602,817      $         -
                                                                               =================      ================





                 See Notes to Consolidated Financial Statements.







                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (formerly Computer Outsourcing Services, Inc. and subsidiaries)(collectively, the "Company") provides comprehensive information technology outsourcing services to companies, institutions, and government agencies.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and significant intercompany transactions have been eliminated.

On September 15, 2000, the Company's Board of Directors voted to change the Company's year ending date from October 31st to December 31st. Accordingly, the audited financial information presented is on the basis of fiscal years ended on October 31st through October 31, 2000, the two-month period ended December 31, 2000, and the calendar year ended December 31, 2001.

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

Intangible Assets - The excess of cost over net assets of acquired businesses ("goodwill") has been amortized using the straight-line method over the estimated lives, typically no more than fifteen years. Other intangible assets, primarily acquired customer lists, are amortized using the straight-line method over the estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenues are recognized monthly as earned, and costs are expensed monthly as incurred.

Deferred Revenue - The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recorded to income as the services are rendered.

Income Taxes - Income tax expense or benefit is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits is more likely than not. The cumulative tax benefit recorded by the Company was limited to the refund the Company received as a result of carrying back a portion of the pretax loss to prior years.

Earnings per Share - Basic earnings per share is computed by dividing income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents. Stock options, warrants, and convertible preferred stock that are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options, warrants, and convertible preferred stock that are currently anti-dilutive may be dilutive in the future.

Segments - The Company and its subsidiaries operate in one reportable segment of providing information technology outsourcing services.

Derivatives - The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").





SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $644,000 ($0.11 per share) in 2002. The Company will test goodwill for impairment using the two-step process described in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first half of 2002. Any impairment charge resulting from transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002, and has not determined the effect, if any, such adoption of SFAS 144 will have on the Company's financial position, results of operations, or cash flows.

Fair Value of Financial Instruments - At December 31, 2001 and 2000, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

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

Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

Major Customers - For the year ended December 31, 2001, two significant clients accounted for 24% and 16%, respectively, of the Company's revenues. For the two-month period ended December 31, 2000, two clients accounted for 16% and 17%, respectively, of the Company's revenues. In fiscal 2000, the same two clients accounted for 14% and 13%, respectively of the Company's revenues. In the prior fiscal year, no client accounted for 10% or more of the Company's revenues.
                                                                      PAGE F-17

2. CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES

There were no held-to-maturity securities at December 31, 2001. The following is a summary of the Company's held-to-maturity securities at December 31, 2000 that are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively:

                                                                        DECEMBER 31, 2000
                                     -----------------------------------------------------------------------------------------
                                            COST              GROSS UNREALIZED       GROSS UNREALIZED       ESTIMATED MARKET
                                                                    GAINS                 LOSSES                 VALUE
                                     -------------------     -------------------     -----------------     ------------------
Cash equivalents: Commercial paper   $        36,603,261     $           -           $         -           $       36,603,261
                                     -------------------     -------------------     -----------------     ------------------
Marketable debt securities:
    Commercial paper                           2,417,309                 -                     -                    2,417,309
    Corporate obligations                        995,760                   2,830               -                      998,590
                                     -------------------     -------------------     -----------------     ------------------
        Subtotal                               3,413,069                   2,830               -                    3,415,899
                                     -------------------     -------------------     -----------------     ------------------
            Total                    $        40,016,330     $             2,830     $         -           $       40,019,160
                                     ===================     ===================     =================     ==================

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                        ----------------------------------------        DEPRECIABLE
                                                               2001                   2000              LIVES (YEARS)
                                                        ------------------      ----------------      ----------------
Computer equipment                                      $        8,836,460      $      5,313,353             5
Computer equipment held under capital leases (Note 7)                                  4,938,987             4,881,487             *
Furniture & office equipment                                     1,343,842             1,335,866             7
Leasehold improvements                                           7,941,703             7,055,912             *
Purchased software                                               3,294,070             1,514,036             5
Vehicles                                                           155,058                84,460             3
                                                        ------------------      ----------------
                                                                26,510,120            20,185,114
Less accumulated depreciation and amortization,
    including $2,062,025 and $1,313,108 attributable
    to capital leases at December 31, 2001 and 2000,
    respectively                                                (9,336,986)           (6,774,001)
                                                        ------------------      ----------------
                                                        $       17,173,134      $     13,411,113
                                                        ==================      ================

       * Shorter of the useful life or the length of the lease.

Depreciation and amortization charged to operations was $2,562,985 for the year ended December 31, 2001; $948,164 and $782,721 for the fiscal years ended October 31, 2000 and 1999, and $283,017 and $126,528 (unaudited) for the two-month periods ended December 31, 2000 and 1999.
                                                                      PAGE F-18

In 2001, the Company recorded a loss of $5,650,000 on leased facilities, approximately one-half of which relates to the write off of capitalized costs. (See Note 10)


4. DEFERRED SOFTWARE COSTS

Deferred software costs consist of the following:
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
 Cost of internally-developed software
    and enhancements, including software
    under development                     $     5,821,360       $     5,658,496
Accumulated amortization                       (3,624,290)           (2,992,782)
                                          ---------------       ---------------
                                          $     2,197,070       $     2,665,714
                                          ===============       ===============

Amortization of deferred software costs charged to operations was $753,879 for the year ended December 31, 2001; $596,476 and $484,260 for the fiscal years ended October 31, 2000 and 1999, and $91,691 and $94,357 (unaudited) for the two months ended December 31, 2000 and 1999.


5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of the following:
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
Excess cost of investments
    over net assets acquired              $     9,978,490       $     9,978,490
Accumulated amortization                       (2,241,717)           (1,597,627)
                                          ---------------       ---------------
                                          $     7,736,773       $     8,380,863
                                          ===============       ===============

Amortization charged to operations was $644,090 for the year ended December 31, 2001; $619,085 and $474,612 for the fiscal years ended October 31, 2000 and 1999, and $105,464 and $92,084 (unaudited) for the two months ended December 31, 2000 and 1999.

Other intangible assets consist of the following:
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
Acquired customer lists                   $     1,180,488       $     1,180,488
Accumulated amortization                         (806,374)             (672,080)
                                          ---------------       ---------------
                                          $       374,114       $       508,408
                                          ===============       ===============


Amortization charged to operations was $134,294 for the year ended December 31, 2001, $134,296 for each of the fiscal years ended October 31, 2000 and 1999, and $22,384 for the two-month period ended December 31, 2000 and $22, 383 for the unaudited two-month period ended December 31, 1999.


6.  RELATED PARTY TRANSACTIONS

In June 2000, the Company hired a Chief Executive Officer (the "Executive"). The employment agreement with the Executive provided for a seat on the Company's Board of Directors; an award of 800,000 restricted shares of common stock and an agreement that the Company would loan the Executive an amount equal to 50 percent of the related Federal income tax liability on such grant. In June 2000, the Executive also purchased 68,446 shares of common stock from the Company at $14.61 per share. The value of the 800,000 restricted shares ($11,500,000 on the grant date of June 15, 2000) was being amortized ratably over the four-year vesting schedule. The Executive's obligation to the Company was repayable from, among other things, the proceeds arising from the disposition of any of the 800,000 shares. As of November 14, 2001, the Executive had borrowed, including accrued interest, a total of $1,935,000.

Effective as of November 14, 2001, the Executive resigned his positions as CEO and Director, and entered into a settlement agreement with the Company to terminate the employment contract. The Company accelerated the vesting of the stock award and purchased 535,594 of the 868,446 common shares held by the Executive for consideration of $2,385,000, consisting of $450,000 in cash plus the repayment of the balance due on his loan from the Company of $1,935,000. These shares are held in the Company's treasury. Accelerating the vesting of the stock award resulted in a nonrecurring, noncash charge of approximately $7,427,000 for the remaining unamortized balance of the original grant. Total amortization of the restricted stock award was $9,822,917 for the year ended December 31, 2001; $1,197,917 for the fiscal year ended October 31, 2000, and $479,166 for the two-month period ended December 31, 2000.

The Company is the beneficiary of a $1,000,000 life insurance policy that it maintains on its Chairman of the Board.






















Due from related parties consists of the following:
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
Due from the Chairman, bearing interest
   at the Prime Rate (4.75% at December
   31, 2001) plus 1% per annum, repayable
   on demand                              $        78,177       $        69,538
Short term cash advance to the Executive,
   made December 28, 2000 and repaid on
   January 3, 2001                                 -                    198,000
Due from other officers, bearing interest
   at the Prime Rate, repayable on demand         126,929               105,020
                                          ---------------       ---------------
Due from related parties - current                205,106               372,558
                                          ---------------       ---------------
Due from the Executive, bearing interest
   at the monthly interest rate specified
   by IRS Code Section 1274 (repaid on
   November 14, 2001)                              -                  1,293,130
                                          ---------------       ---------------
Total due from related parties            $       205,106       $     1,665,688
                                          ===============       ===============


7.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
Loan payable - financial institution      $     2,646,679       $        -
Vehicle loans                                      60,159                -
Notes payable - other                              54,890               112,883
                                          ---------------       ---------------
                                                2,761,728               112,883
Less current portion                           (1,000,000)              (57,992)
                                          ---------------       ---------------
                                          $     1,761,728       $        54,891
                                          ===============       ===============

In August 2001, the Company borrowed $3 million from a financial institution to purchase computer equipment; bearing interest at 12.55% and repayable in 36 monthly payments of approximately $100,400. On February 3, 2001, in connection with the transaction described in Note 12, the Company repaid this loan including a 3% penalty.

During 2001, the Company borrowed an aggregate of $62,252 from two lending institutions to finance the purchase of three vehicles. Two of these loans were entered into during the zero interest promotion. The aggregate monthly payment for these loans is $1,762.





On October 23, 2000, the Company entered into two agreements to purchase certain equipment. The agreements call for twenty-four payments of $5,847 per month.

Capital Lease Obligations

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. In November 2000, the Company entered into a capital lease for equipment. A liability was recorded at the net present value of the payments, approximately $3,562,000, which approximates the aggregate fair value of the equipment. At December 31, 2001, thirty-five payments of approximately $88,800 per month are due.

In December 2000, the Company entered into a capital lease for equipment having a net present value of approximately $41,000. At December 31, 2001, 13 monthly payments of $1,882 remain due.

In April 2001, the Company entered into a capital lease for equipment having a net present value of approximately $57,500. At December 31, 2001, there are 16 monthly payments of $2,760 remaining.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

Year ending December 31:
                     2002                        $       1,117,226
                     2003                                1,076,326
                     2004                                  887,738
                                                   ---------------
Total minimum lease payments                             3,081,290
Less amount representing interest                         (316,889)
                                                   ---------------
Present value of net minimum lease                       2,764,401
    Payment
Less current portion of obligations under
    capital leases                                        (893,683)
                                                   ---------------
Long-term portion                                $       1,870,718
                                                   ===============




















8.  INCOME TAXES

The provision/(benefit) for income taxes on continuing operations consists of:

                         YEAR ENDED             FISCAL YEARS ENDED OCTOBER 31,         TWO MONTH PERIODS ENDED DECEMBER 31,
                         DECEMBER 31,       -------------------------------------      -------------------------------------
                            2001                  2000                  1999                2000                  1999
                      ----------------      ----------------      ---------------      --------------      -----------------
                                                                                                                (UNAUDITED)
Current tax:
    Federal           $        697,000      $     (2,857,672)     $       486,753      $       -           $        (202,355)
    State and local             -                     -                    64,816              -                      -
Deferred provision/
    (benefit)                    -                   684,229              494,804              -                     (17,084)
                      ----------------      ----------------      ---------------      --------------      -----------------
                      $        697,000      $     (2,173,443)     $      ,046,373      $       -           $        (219,439)
                      ================      ================      ===============      ==============      ==================

Income tax expense represents the difference between the estimated tax expense or benefit as provided and as realized in the Company's income tax returns. A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:

                         YEAR ENDED             FISCAL YEARS ENDED OCTOBER 31,         TWO MONTH PERIODS ENDED DECEMBER 31,
                         DECEMBER 31,       -------------------------------------      -------------------------------------
                            2001                  2000                  1999                2000                  1999
                      ----------------      ----------------      ---------------      --------------      -----------------
                                                                                                                (UNAUDITED)
Tax provision
    computed at the
    statutory rate    $    (12,539,449)     $     (5,833,295)     $       920,606      $   (1,509,610)     $        (191,305)
Increase/(decrease)
    in taxes
    resulting from:
State and local
    income taxes,
    net of federal
    income taxes                -                     -                   143,977              -                      -
Non-deductible
    expenses                 3,438,021               159,405               41,343             170,221                  8,205
Benefit of tax
    credits                     -                     -                   (57,981)              -                     -
Losses for which
    no benefit has
    been provided            9,101,428             3,500,447               -                1,366,890                 -
Other, net                     697,000                -                    (1,572)            (27,502)               (36,339)
                      ----------------      ----------------      ---------------      --------------      -----------------
                      $        697,000      $     (2,173,443)     $     1,046,373      $       -           $        (219,439)
                      ================      ================      ===============      ==============      =================




Temporary differences which give rise to net deferred tax assets/(liabilities) are as follows:
                                                        DECEMBER 31,
                                          -------------------------------------
                                                2001                  2000
                                          ---------------       ---------------
Deferred tax assets:
    Accrued loss on leased facilities and
    office closings                       $     2,980,931       $     1,037,726
    Accrued liabilities                           612,342               388,007
    Allowance for doubtful accounts               418,711               225,243
    Deferred rent                                 542,713               243,808
    Intangibles                                    -                     66,940
    Lease transactions                             -                     36,832
    Net operating loss                         11,939,586             5,961,475
    Other                                          -                    229,623
                                          ---------------       ---------------
                                               16,494,283             8,189,654
                                          ---------------       ---------------
Deferred tax liabilities:
    Depreciation and amortization                  22,234              (219,714)
    Deferred software costs                      (835,105)           (1,147,965)
    Other                                          -                   (201,227)
                                          ---------------       ---------------
                                                 (812,871)           (1,568,906)
                                          ---------------       ---------------
        Net tax assets                         15,681,412             6,620,748
        Valuation allowance                   (15,681,412)           (6,620,748)
                                          ---------------       ---------------
        Net deferred taxes                $        -            $        -
                                          ===============       ===============

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $ 29 million for federal income tax purposes that begin to expire in 2020.


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

PRIVATE PLACEMENT OF SECURITIES - On May 10, 2000, in a private placement with a group of investors (the "Purchasers"), the Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock with an aggregate face value of $60 million (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share (the "Investor Warrants"). The Company received $58,430,596 after payment of issuance costs and related legal fees.

The initial carrying values of the Investor Warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock is being accreted as a charge against retained earnings through May 31, 2007 (the Purchasers' earliest redemption date) using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increase the carrying value of the Series A Preferred Stock through a charge to retained earnings.

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

         The approval of the holders of two-thirds of the shares of Series A Preferred Stock is required for the Company to: (i) amend its charter or by-laws so as to adversely effect the rights or preferences of the Series A Preferred Stock; (ii) merge or transfer all or substantially of its assets, reorganize, or take any action that is expected to result in a change of control of the Company or a planned liquidation;
         (iii) impose material restrictions on the Company's ability to honor the rights of the holders of the Series A Preferred Stock; (iv) authorize or sell any class or series of equity securities (other than stock options pursuant to existing plans or upon the conversion of the Series A Preferred Stock or the exercise of the Investor Warrants) which ranks senior to, or PARI PASSU with, the Series A Preferred Stock; (v) subdivide or modify any outstanding shares of the Company if the rights of the holders of the Series A Preferred Stock are impaired; or (vi) pay any dividends on any class of stock (other than the Series A Preferred Stock) or redeem or repurchase any equity securities of the Company or its subsidiaries.

The sale of shares of Series A Preferred Stock, the Investor Warrants, and the shares of common stock issuable upon conversion of the Series A Preferred Stock or exercise of the Investor Warrants are not registered under the Securities Act. The Company has entered into a Registration Rights Agreement providing for certain demand registration and unlimited piggyback registrations, subject to certain limitations.

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

The Investor Warrants issued to the Purchasers are subject to adjustment provisions that are similar to those of the Series A Preferred Stock. The Investor Warrants must be exercised before May 11, 2007.

On February 5, 2002, in connection with the warrant grant discussed in Note 12, the conversion price of the Series A Preferred Stock and any accrued and accumulated dividends payable was adjusted from $38.125 to $31.905 and the number of common shares issuable for the Investor Warrants was increased from 2,531,926 to 3,025,652. In addition, as more fully described in Note 12, a new series of warrants to purchase up to 2,000,000 common shares was issued to a new group of investors.

OTHER WARRANTS - In February 2001, the Company issued a warrant to purchase 65,000 shares of the Company's common stock at $18.00 per share in settlement of any future contingent consideration payable under an agreement to purchase the assets of a business (See Note 12). This warrant has a ten year life and vests as to 21,667 shares on September 16, 2001, with the remaining 43,333 shares vesting in approximately equal amounts over the following 24 months. The fair value of the warrant of $146,900, calculated using the Black-Scholes pricing model, has been recorded as additional goodwill.

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

STOCK OPTION PLAN - Prior to its initial public offering, the Company adopted the 1992 Stock Option and Stock Appreciation Rights Plan ("the Plan") which provides for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. On June 22, 2001, the Company's shareholders approved an amendment to the Plan increasing the maximum number of shares issuable subject to the Plan to 3,100,000. Options granted may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended ("the Code"), or non-qualified options. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company.

The Company's Board of Directors or a committee of the Board consisting of at least two non-employee directors determine those individuals to whom options will be granted, the number of shares of common stock which may be purchased under each option, and (when necessary) the option exercise price. The Board or the committee also determines the expiration date of the options (typically 10 years, except for 10% shareholders, which expire in 5 years), and the vesting schedule of the options.

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

Activity in the Plan during the past three years and two months is as follows:

                                                   NUMBER OF          EXERCISE PRICE RANGE         WEIGHTED AVERAGE
                                                    OPTIONS                                         EXERCISE PRICE
                                                 -------------      ------------------------    --------------------
Options outstanding, November 1, 1998                  805,000           $ 3.25 - $10.86                $ 4.41
         Options granted                               152,750           $ 8.00 - $11.48                $10.03
         Options exercised                            (152,200)          $ 3.25 - $ 7.88                $ 4.38
         Options cancelled                             (17,150)          $ 4.50 - $ 9.56                $ 8.82
                                                 -------------
Options outstanding, October 31, 1999                  788,400           $ 3.55 - $11.48                $ 6.56
         Options granted                             1,407,350           $ 8.81 - $45.00                $16.18
         Options exercised                            (170,478)          $ 3.25 - $27.25                $ 5.53
         Options cancelled                             (54,422)          $ 4.38 - $27.25                $13.38
                                                 -------------
Options outstanding, October 31, 2000                1,970,850           $ 3.25 - $45.00                $12.89
         Options cancelled                            (183,916)          $ 8.81 - $27.25                $13.74
                                                 -------------
Options outstanding, December 31, 2000               1,786,934           $ 3.25 - $45.00                $12.65
         Options granted                               235,400           $ 4.58 - $14.61                $ 8.09
         Options exercised                             (25,000)          $ 4.68 - $ 4.68                $ 4.68
         Options cancelled                            (593,563)          $ 4.64 - 45.00                 $17.99
                                                 -------------
Options outstanding, December 31, 2001               1,403,771           $ 3.25 - $37.78                $ 9.77
                                                 =============














                           ADDITIONAL INFORMATION REGARDING EXERCISE PRICE RANGES OF
                                           OPTIONS OUTSTANDING:
------------------------------------------------------------------------------------------------------------------
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                               WEIGHTED          WEIGHTED                            EXERCISE
                             NUMBER OF         AVERAGE           AVERAGE           NUMBER OF         PRICE OF
   EXERCISE PRICE             OPTIONS          EXERCISE        CONTRACTUAL          OPTIONS         EXERCISABLE
       RANGE                OUTSTANDING         PRICES         LIFE (YEARS)       EXERCISABLE         OPTIONS
--------------------    ----------------     -------------    ---------------    --------------    ---------------
    $ 3.25 - $ 4.86            217,350          $ 3.65             4.1                211,050          $3.62
    $ 5.15 - $ 7.14            223,600          $ 6.01             7.0                132,200          $5.40
    $ 7.44 - $10.47            673,200          $ 9.56             7.2                570,747          $9.61
    $10.86 - $15.42             83,223          $12.07             4.4                 44,517          $11.54
    $17.00 - $23.13            189,198          $19.11             8.2                118,933          $18.90
    $27.25 - $31.81             13,450          $28.56             7.9                 13,450          $28.56
    $37.78 - $37.78              3,750          $37.78             8.3                  3,750          $37.78
                        --------------                                           ------------
                             1,403,771                                              1,094,647
                        ==============                                           ============

There were 1,094,647; 950,997; 884,612, and 471,060 options exercisable at
December 31, 2001 and 2000 and October 31, 2000 and 1999, respectively. At December 31, 2001, there are 1,122,544 options available for future grant.

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards.

Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income/(loss) in thousands of dollars and income/(loss) per common share for the year ended December 31, 2001 and the two fiscal years ended October 31, 2000 and 1999, and for the two month periods ended December 31, 2000 and 1999, respectively, would have been as follows:

                       YEAR ENDED DECEMBER 31, 2001                          FISCAL YEARS ENDED OCTOBER 31,
                                                          ---------------------------------------------------------------------
                                                                        2000                                1999
                      --------------------------------    ---------------------------------    --------------------------------
                        REPORTED          PRO FORMA         REPORTED          PRO FORMA          REPORTED          PRO FORMA
                      --------------    --------------    --------------    ---------------    --------------    --------------
Net income/(loss)
    to common
   stockholders       $    (45,048)     $   (47,885)      $   (18,819)      $    (20,336)      $     1,661       $     1,278
                      ============      ===========       ===========       ============       ===========       ===========
Income/(loss) to
   common stockholders
   per common share   $      (7.77)     $     (8.25)      $     (3.58)      $      (3.87)      $      0.34       $      0.26
                      ============      ===========       ===========       ============       ===========       ===========

                                              TWO MONTHS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------
                                        2000                                1999
                          ---------------------------------    --------------------------------
                            REPORTED          PRO FORMA          REPORTED          PRO FORMA
                          --------------    ---------------    --------------    ---------------
Net loss to common
   stockholders           $     (5,790)     $      (6,247)     $       (343)     $        (691)
                          ============      =============      ============      =============
Loss to common
   stockholders
   per common share       $      (0.98)     $       (1.06)     $      (0.07)     $       (0.15)
                          ============      =============      ============      =============

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the year ended December 31, 2001 and the fiscal years ended October 31, 2000 and 1999 was $888,724; $12,122,000 and $563,569, respectively. No grants were made during the two months ended December 31, 2000. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001: a risk-free interest rate of between 3.17% and 5.47%; expected lives ranging from three and a half to five years; and expected volatility of 65.5%. The assumptions used in fiscal 2000 and 1999 included risk-free interest rates of between 5.32% and 6.73%, expected lives ranging from six months to five years, and expected volatilities of 85.9% and 49.5%, respectively.


10.  COMMITMENTS AND CONTINGENCIES

Employment Agreements:

The Company is obligated under certain employment agreements that expire on October 31, 2002. A provision of these agreements provides that, in the absence of any written notice to the contrary, each agreement is extended such that there shall always be an unexpired term of one year. In connection with the acquisition discussed in Note 12, an additional employment agreement was entered into as of February 5, 2002. Pursuant to such agreements, the total annual minimum salary payable in 2002 is $1,077,078.

Consulting and Non-competition:

In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended, expires on February 1, 2003, and provides for remaining payments totaling $322,000 through that date.






Lease Obligations:

Operating leases for facilities extend through December 31, 2015. Several of these leases contain escalation clauses, which cause the amounts paid each year to increase by a stated amount or percentage. The Company records as expense, however, a fixed amount representing the average of these varying payments. The difference between the cash payments and the expense recorded is accrued. This liability is long-term since the accrued amounts will not be paid until the mid-point of the leases.

The Company's obligations under certain of these leases are secured by cash deposits or standby letters of credit, aggregating $2,086,000 and $2,096,000 at December 31, 2001 and 2000, respectively. The standby letters of credit are collateralized by certain cash investments that have been classified as long-term assets. Total expense for occupancy costs, was approximately $5,364,000; $2,104,000 and $1,587,000 for the year ended December 31, 2001 and for the fiscal years ended October 31, 2000 and 1999, respectively, and $607,000 and $292,000 (unaudited) for the two months ended December 31, 2000 and 1999, respectively.

Effective as of August 1, 1998, the Company sublet approximately 31,500 square feet in its New York City location. The sublease and the related primary lease expire in 2008. A charge was taken of approximately $3,022,000 representing the total amount of the shortfall between the amounts to be received and paid out over the life of the lease, and also including the value of leasehold improvements abandoned. Since a sale of certain operations also permitted the Company to reduce substantially its New York City space requirements, a portion of the original accrual and the subsequent net cash flows are charged to the discontinued operation.

During fiscal 2000, the landlord, the subtenant, and the Company executed agreements terminating both the primary lease and the sublease. Under the terms of these agreements, the Company must pay the landlord monthly amounts equal to the excess of the sum due under the primary lease over the amount due under the sublease.

Effective July 31, 2000, the Company closed its Charlotte, NC sales office, and recorded a charge of approximately $514,000 representing the total amount of future payments. A subtenant is being sought for this space, but as of December 31, 2001, one has not been found. The lease for this facility expires on December 31, 2002.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses.













Approximate minimum future lease payments for real estate and other operating leases, net of sublease income, are as follows:

        Years ending December 31,
                   2002                        $       10,006,000
                   2003                                 7,297,000
                   2004                                 6,177,000
                   2005                                 5,907,000
                   2006                                 5,962,000
                Thereafter                             42,875,000
                                               ------------------
                                               $       78,224,000
                                               ==================

Loss on Leased Facilities

In June 2000, the Company signed a lease for a 52,000 square foot building located in metropolitan Atlanta expiring on June 30, 2015. The Company redeveloped a portion of the metropolitan Atlanta facility and opened it as an IDC in November 2000. In July 2000, the Company signed a lease for a 54,000 square foot building located in the Northern Virginia high tech corridor expiring on December 31, 2015. This lease commitment is above current market rates.

In 2001, in response to excess supply of Internet server hosting capacity, the Company suspended operations at the metropolitan Atlanta facility and suspended the further development of the Northern Virginia facility. The Company is evaluating options with respect to the use of these facilities. The Company is reviewing potential use or disposition strategies including, but not limited to, alternate uses of a facility in non-colocation outsourcing activities; subleasing all or a part of each facility either for the remaining lease term or some shorter period; renegotiating the terms of a lease; and negotiating the termination of a lease. In conducting its assessment, the Company has reviewed many factors including, but not limited to, its projected operating plans; prevailing real estate market conditions; supply and demand estimates for colocation space; and alternate uses of each facility either by the Company or to another potential tenant or subtenant. The Company also assessed whether the prevailing conditions with respect to each factor were temporary or permanent. If the Company decides to sublease all or part of a facility, the Company must determine if it will incur a loss in connection therewith. If the estimated future cash inflows are exceeded by the sum of (i) estimated future cash outflows and (ii) unamortized capitalized costs related to the subleased portion of a facility, the Company will recognize a loss. Similarly, costs incurred in connection with a termination of a lease, as well as the abandonment of unamortized capital costs related to the facility subject to such lease, will result in a loss. Finally, any amount of unamortized capitalized costs related to a facility or lease that are not recoverable from future cash flows either from the Company's use or subleasing of a facility must be recognized as a loss. Based on its analysis and estimates of the options available to the Company, management has recorded a loss of $5,650,000 as of December 31, 2001. Approximately one-half of the loss relates to the write-off of capitalized costs. The amount of the loss may increase in future periods if the conditions or assumptions impacting the Company's current assessment adversely change or the Company commits to a course of action that would result in a larger estimated loss. The amount of the loss is reflected in the Company's results of operations for 2001.


Settlement of Acquisition Contingency

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

In February 2001, the Asset Purchase Agreement was amended to provide for the issuance of a warrant to purchase 65,000 shares of the Company's common stock to settle any future contingent payments (see Note 9).


11.  RETIREMENT PLANS

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute from 2% to 15% of covered compensation each year. The Company may make matching contributions at the discretion of the Board of Directors. The Company has not made any matching contributions. The administrative costs of the Plans are borne by the Company. Asset management costs are deducted pro rata from the participants' accounts.


12.  SUBSEQUENT EVENTS

Release Agreement

On January 10, 2002, the Company and a software licensor (the "Licensor") entered into a Release Agreement (the "Agreement") in settlement of a dispute of certain claims the Company had sought against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used towards certain future purchases (the "Credits"). The Credits are subject to restrictions and expire on December 31, 2002 if unused. Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor. Pursuant to the Agreement, the Company agreed to release and hold harmless the Licensor and its subsidiaries from any and all claims, damages, actions or causes of action of any kind arising prior to the date of the Agreement.

The Company expects that it will fully utilize the Credits in 2002 and record them along with the accruals related to the unpaid support fees totaling $796,000 at December 31, 2001 as income in 2002.





Acquisition of AmQuest

On February 5, 2002, the Company entered into a Stock Purchase Agreement with American Software, Inc., a Georgia corporation ("ASI") whereby the Company purchased all of the outstanding capital stock of AmQUEST, Inc., a Georgia corporation ("AmQUEST"), from its former parent company ASI (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, which amount will be adjusted upon final determination of the working capital of AmQUEST as of January 31, 2002.

The Company financed the AmQUEST Acquisition through (i) the application of the proceeds of the financing described below and (ii) cash held by the Company.

AmQUEST, a managed services provider that delivers technology infrastructure management services to enterprise clients, will continue to operate its business as a wholly-owned subsidiary of the Company.

Securities Purchase Agreement

In a related transaction, on February 1, 2002, in anticipation of the consummation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with Cahill, Warnock Strategic Partners Fund,
L.P.: Strategic Associates, L.P.: Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P. (collectively known as "Camden") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants (the "Initial Warrant") to purchase, initially, 2,000,000 shares of the common stock of the Company (subject to adjustments as discussed below) in exchange for an investment of $10,000,000 from Camden. Pursuant to the SPA, the proceeds of the sale of the Debentures to Camden were used to partially fund the AmQUEST Acquisition.

The Debentures have been issued in an aggregate principal amount of $10,000,000 with a maturity of three (3) years (the "Initial Maturity Date") from February 1, 2002 (the "Closing Date"), the date of their issuance (the "Issuance Date"), with an option to extend the term of the Debentures for one additional year beyond the Initial Maturity Date to February 1, 2006 at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of (i) 12% per annum commencing on the Issuance Date and ending on February 1, 2004, (ii) 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (iii) if the Company elects to extend the maturity date pursuant to the terms of the Debentures, 14% per annum. The company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures.












The Initial Warrants have been issued pursuant to that certain Warrant Agreement dated as of February 1, 2002 by and between the Company and Camden (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire five (5) years from the Closing Date. In addition, up to 1,500,000 of the Initial Warrants may be cancelled upon the prepayment of the Debentures. Cancellation of the Initial Warrants may take place in the following manner:

         (i) Upon prepayment of the Debentures in full during the first year, 1,500,000 Initial Warrants will be immediately canceled;

         (ii) Upon prepayment of the Debentures in full after the first anniversary and before the third anniversary of the Closing Date, Initial Warrants will be canceled according to the following formula: 62,500 shares multiplied by the number of full months between the prepayment and the third anniversary of the Closing Date;

         (iii) Notwithstanding the foregoing, the Company will be entitled, at any time, to make one (and only one) partial prepayment of the Debentures in the amount of at least 50% of the total outstanding indebtedness (the "Partial Prepayment"). In the event of a Partial Prepayment, the number of Initial Warrants to be canceled shall be equal to the product of (x) the number of Warrants to be canceled pursuant to subsections (i) and (ii) above assuming full repayment of the Debentures, and (y) a fraction, the numerator of which shall be the aggregate principal amount of Debentures actually prepaid and the denominator of which shall be equal to the aggregate principal amount of Debentures outstanding on the date of such Partial Prepayment (the "Prepayment Fraction"); and

         (iv) In the event of full repayment of the Debentures that is both (A) after a Partial Prepayment; and (B) before the third anniversary of the Closing Date, the number of Initial Warrants to be canceled shall be equal to the product of (x) the number of Initial Warrants to be canceled pursuant to subsections (i) and (ii) above assuming full repayment of the Debentures, and
(y) 1 minus the Prepayment Fraction.

Additional Warrants, when issued, will not be subject to cancellation. The fair market value of the warrants will be recorded as deferred financing costs and amortized over three years.

Repayment of Bank Loan

Also at that time of the AmQUEST Acquisition, the Company repaid the $2,660,000 balance outstanding on a bank loan.














13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 and the fiscal year ended October 31, 2000 (in thousands except per share data):

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                      MARCH 31, 2001         JUNE 30, 2001       SEPTEMBER 30, 2001    DECEMBER 31, 2001
                                    ------------------    ------------------    -------------------   ------------------
Revenues                            $         5,514       $         6,610       $          7,354      $         7,508
                                    ===============       ===============       ================      ===============
Net loss                            $        (7,782)      $        (6,243)      $         (4,800)     $       (17,699)
                                    ===============       ===============       ================      ===============
Net loss to common stockholders     $        (9,844)      $        (8,350)      $         (6,953)     $       (19,901)
                                    ===============       ===============       ================      ===============
Net loss to common stockholders
   per basic or diluted common
  shares                            $         (1.68)      $         (1.42)      $          (1.18)     $         (3.56)
                                    ===============       ===============       ================      ===============

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                    JANUARY 31, 2000          APRIL 30,              JULY 31,         OCTOBER 31, 2000
                                                                2000                   2000
                                    ------------------    ------------------    -------------------   ------------------
Revenues                            $         7,115       $         6,583       $          5,359      $         5,414
                                    ===============       ===============       ================      ===============
Net loss                            $          (853)      $        (2,906)      $         (5,671)     $        (5,553)
                                    ===============       ===============       ================      ===============
Net loss to common stockholders     $          (853)      $        (2,906)      $         (7,529)     $        (7,531)
                                    ===============       ===============       ================      ===============
Net loss to common stockholders
   per basic or diluted common
   shares                           $         (0.18)      $         (0.59)      $          (1.38)     $         (1.28)
                                    ===============       ===============       ================      ===============
















                                                   INFOCROSSING, INC. AND SUBSIDIARIES
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              BALANCE AT          CHARGED TO
                             BEGINNING OF          COSTS AND          CHARGED TO                           BALANCE AT END
                                PERIOD             EXPENSES         OTHER ACCOUNTS     DEDUCTIONS (A)         OF PERIOD
                           -----------------    ----------------    ---------------    ----------------    ----------------
Allowance for
   Doubtful Accounts:
Year ended
   December 31, 2001       $       525,957      $      776,228      $     -            $      293,243      $    1,008,942
                           ===============      ==============      =============      ==============      ==============
Two-month period
   ended December
   31, 2000                $       502,957      $       23,000      $     -            $      -            $      525,957
                           ===============      ==============      =============      ==============      ==============
Fiscal year ended
   October 31, 2000        $       350,939      $      175,838      $     -            $       23,820      $      502,957
                           ===============      ==============      =============      ==============      ==============
Fiscal year ended
   October 31, 1999        $       216,659      $      158,000      $     -            $       23,720      $      350,939
                           ===============      ==============      =============      ==============      ==============



(a) Uncollectible accounts written off, net of recoveries.





























                                                                      PAGE S-1