Form 10-K/A
period 2001-12-31
INFOCROSSING INC
filed 2002-04-30
CIK 893816

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The name, principal occupation with the Company, and certain information concerning each of the Directors and executive officers of the Company as of April 1, 2002 are set forth in the table below. Also set forth following the table is certain additional information regarding each individual's business experience.


                                                           DIRECTOR     TERM
NAME                  POSITIONS WITH THE COMPANY    AGE     SINCE      EXPIRES
--------------------  ---------------------------  ------  --------    --------
Zach Lonstein         Chief Executive Officer       58       1984        2002
                        & Chairman of the
                        Board of Directors

Robert B. Wallach     President, Chief Operating    63       2001        2002
                        Officer & Director

Roger A. Barrios      Senior Vice President of      51         -           -
                        the Company and
                        President of a
                        subsidiary

Nicholas J. Letizia   Senior Vice President,        50         -           -
                        General Counsel
                        & Secretary

William B. Fischer    Senior Vice President         51         -           -
                        & Chief Financial Officer

Thomas Laudati        Senior Vice President         44         -           -

Garry Lazarewicz      Senior Vice President         53         -           -

John C. Platt         Vice President & Treasurer    48         -           -

Tyler T. Zachem       Director                      36       2000        2003

Frank L. Schiff *     Director                      42       2000        2002

Richard A. Keller     Director                      37       2001        2003

Samantha McCuen       Director                      33       2000        2002

Kathleen A. Perone    Director                      48       2000        2004

Michael B. Targoff    Director                      57       2001        2004

Peter J. DaPuzzo      Director                      61       2001        2003

* Resigned April 9, 2002.

ZACH LONSTEIN has been the Company's Chairman of the Board since he organized the Company in 1984, Chief Executive Officer from 1984 through June 2000, and President from 1984 to May 1996. In November 2001, he reassumed the role of CEO upon the resignation of Charles Auster (See Item 13, "Certain Relationships and Related Party Transactions"). From 1981 to 1984, Mr. Lonstein was Vice President and General Manager of the Commercial On-Line division of Informatics General Corporation ("Informatics" subsequently renamed Sterling Federal Systems, Inc.), a computer software and services company listed on the New York Stock Exchange. In 1970, Mr. Lonstein was a founder and President of Transportation Computing Services Corp. ("TCS"). In 1981, TCS was sold to Informatics. The Company purchased the Commercial On-Line division of Informatics in 1984.

ROBERT B. WALLACH joined the Company in June 1995, was President from May 1996 until June 2000, and a Director of the Company from 1992 until May 2000. In August 2001, he was reelected to the Board of Directors. In November 2001, he reassumed the role of President upon the resignation of Charles Auster (See Item 13, "Certain Relationships and Related Party Transactions"). From June 2000 through April 2001, he was President of the Company's Managed Services Division. In April 2001, he was named Chief Operating Officer of the Company. Prior to June 1995, he was sole proprietor of Horizons Associates, a consulting firm he founded in 1985. Mr. Wallach has more than 20 years of operating experience including senior management positions with Boeing Computer Services, Informatics, and, the Financial Information Services Group/Strategic Information division of Ziff Communications.

ROGER A. BARRIOS has served as President of AmQUEST, Inc. ("AmQUEST") since its inception in 1995 and continues in this position subsequent to the acquisition of AmQUEST by the Company in February 2002 (See Item 13, "Certain Relationships and Related Transactions"). Prior to joining AmQUEST, Mr. Barrios served in several positions between 1098 and 1995 within American Software, Inc., the prior parent of AmQUEST.

NICHOLAS J. LETIZIA joined the Company as Chief Financial Officer and Secretary in November 1998. In April 2001, Mr. Letizia ceased being the Company's Chief Financial Officer and was named to the new position of Senior Vice President and General Counsel. Prior to joining Infocrossing, he was Chief Financial Officer of InterEquity Capital Corporation, the general partner of a Small Business Investment Company. Before joining InterEquity in November 1997, he was Vice President of, and later a consultant to, Helmstar Group, Inc. from 1987 until November 1997. His employment experience also includes professional positions with Arthur Andersen & Co. and Donaldson, Lufkin & Jenrette. Mr. Letizia is a Certified Public Accountant and a member of the New Jersey Bar.

WILLIAM B. FISCHER was named Chief Financial Officer of the Company in April 2001. From July 1999 until joining the Company, Mr. Fischer was Chief Financial Officer of Index Stock Imagery Inc., a privately held stock photography agency licensing digital imagery largely over the Internet. Previously, from November 1997, Mr. Fischer was Vice President and Controller of ICON CMT, an Internet solutions provider, which, subsequent to its initial public offering, was acquired by Qwest Communications International, Inc. and operated as Qwest Internet Solutions. Before such time, Mr. Fischer served as Chief Financial Officer of Electronic Retailing Systems International Inc., a publicly traded manufacturer of computerized pricing and merchandising systems used in the supermarket industry, which he joined in April 1994. His previous employers include Price Waterhouse (now PricewaterhouseCoopers) where he was Senior Manager, and GTE Corporation (now Verizon Communications) where he served as Director of Financial Accounting Policies. Mr. Fischer is a Certified Public Accountant.

THOMAS LAUDATI has been a Senior Vice President of the Company since 1997 and a Vice President of the Company since 1995, when the Company purchased MCC Corp. Mr. Laudati joined MCC Corp in 1988 as a senior analyst, and was promoted to Vice President of Technical Services in April 1991. Prior to joining MCC Corp., Mr. Laudati held positions in the programming departments of Horizons Bancorp and Colonial Life Insurance Company.

GARRY LAZAREWICZ has been a Senior Vice President of the Company since August 1, 1999, and Vice President since June 1995, when the Company purchased MCC Corp. Mr. Lazarewicz, who oversees all corporate research and development, joined MCC Corp. in 1979, and was promoted to Vice President in 1985. From 1971 through 1979, he was employed at Global Terminal and Computer Services, where his last position was Director of MIS.

JOHN C. PLATT has been an employee of the Company since it was founded in 1984, and has been a Vice President of the Company since 1986, its Treasurer beginning in 1992, and a Director from 1996 until May 2000. Prior to 1984, Mr. Platt held various positions with Informatics and TCS.

TYLER T. ZACHEM was elected to the Board of Directors in May 2000. Since June 1999, Mr. Zachem has been Managing Director of DB Capital Partners, Inc. From July 1993 through June 1999, Mr. Zachem was a partner in the firm of McCown, DeLeeuw & Company, a private equity firm.

FRANK L. SCHIFF was elected to the Board of Directors in May 2000. Since September 1999, Mr. Schiff has been Managing Director of DB Capital Partners, Inc. In September 1999, Mr. Schiff resigned as a partner of the law firm of White & Case, LLP. He had joined White & Case in 1984.

RICHARD A. KELLER was elected to the Board of Directors in April 2001. Mr. Keller has been Managing Director of Sandler Capital Management since June 2000. From February 1996 until March 2000, Mr. Keller was a partner of Chartwell Investments, a private equity investment firm. Mr. Keller's prior professional experience includes positions as an investment banker with Merrill Lynch & Co. and as an attorney with the firm of Davis Polk & Wardwell.

SAMANTHA MCCUEN was elected to the Board of Directors in May 2000. Ms. McCuen joined Sandler Capital Management in January 1996, and has been Managing Director since January 2000. Prior to January 1996, Ms. McCuen held both equity research and investment banking positions at Morgan Stanley Dean Witter, an investment banking firm. Ms. McCuen is also a member of the board of Register.com.

KATHLEEN A. PERONE was elected to the Board of Directors in September 2000. Beginning in April 2000, Ms. Perone has been Managing Director of Acappella Ventures LLC, a Delaware limited liability corporation, which invests in early stage telecommunications and technology enterprises. From August 2001 to February 2002, she was Chairman and Chief Executive Officer of Lightrade, Inc., a private corporation that filed in March 2001 for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. From January 1998 through March 2000, Ms. Perone was employed by Denver-based Level3 Communications, LLC, most recently in the position of President - North American Operations. Prior to 1998, Ms. Perone held various positions with MFS Communications (now WorldCom), including President - Global Services Division and President - Telecom East. Ms. Perone is also a member of the boards of directors of Focal Communications Corp and Lexent, Inc.

MICHAEL B. TARGOFF was elected to the Board of Directors in May 2001. Mr. Targoff is the owner of Michael B. Targoff & Co., a company he founded in January 1998 that seeks active or controlling investments in telecommunications and related industry early stage companies. Also, he is CEO and a 49% shareholder of ProntoCast, LLC, a company formed to acquire, launch and operate a Mexican telecommunications satellite. From January 1996 through January 1998 Mr. Targoff was president and chief operating officer of Loral Space and Communications Ltd. Mr. Targoff had been senior vice president of Loral Corporation prior to the combination of Loral's defense electronics and systems integration businesses with Lockheed Martin in 1996. Mr. Targoff is a director and chairman of the audit committee for both Globalstar Telecommunications Limited and Leap Wireless International, Inc.

PETER J. DAPUZZO was reelected to the Board of Directors on November 27, 2001. He had previously served on the Company's Board from July 1999 through May 2000. Prior to 2002, Mr. DaPuzzo was the Co-President and CEO of Cantor Fitzgerald and Company, the equity institutional sales and trading division of Cantor Fitzgerald LP. Mr. DaPuzzo is also a Senior Managing Director of Cantor Fitzgerald LP. Mr. DaPuzzo joined Cantor Fitzgerald in 1993. Mr. DaPuzzo is President of the National Organization of Investment Professionals, a professional group of institutional and broker dealer senior managers, a member the Presidential Advisory Committee to the President of Security Traders Association of New York, and a member and the immediate past Chairman of the Securities Industry Association - Institutional Traders Committee.

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

Based solely on a review of the copies of reports furnished to the Company or representations of the Company's Directors and executive officers that no additional reports were required, the Company believes that during the twelve months ended December 31, 2001 the executive officers, Directors, and other persons beneficially owning more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) filing requirements on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Summary Compensation Table below includes, for each of the years ended December 31, 2001, 2000, and 1999, individual compensation for services to the Company and its subsidiaries as paid to the Chief Executive Officer and the four executive officers of the Company whose salary exceeded $100,000 in the most recent twelve-month period (together, the "Named Executives").

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal                                                                                                    All Other
Position at                                                                                                         Compensation ($)
December 2001 *              Year                 Annual Compensation                    Long Term Compensation         Annual
--------------------------- ------ --------------------------------------------- --------------------------------- -----------------
                                                                 Other Annual                 Awards
                                   Salary ($)     Bonus ($)      Compensation
                                                                      ($)
--------------------------- ------ ------------ --------------- ---------------- --------------------------------- -----------------
                                                                                                    Securities
                                                                                   Restricted       Underlying
                                                                                  Stock Awards     Options/SARS
                                                                                       (#)              (#)
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Zach Lonstein               2001      $397,031     $225,000(a)       $27,917(d)         -                -                -
Chief Executive Officer &   2000       386,979      175,000(b)        23,081(d)         -                  300            -
Chairman                    1999       242,788       72,519(c)        39,637(d)         -              175,200            $5,000(e)
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Charles Auster *            2001       284,135        -                -                -                -            12,207,917(f)
CEO/President               2000       203,125       75,000(b)         -              800,000(g)         -             1,677,083(h)
                            1999        -             -                -                -                -                -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Robert Wallach              2001       397,031      225,000(a)        18,391(i)         -                -                -
President & Chief           2000       394,792       50,000(b)        10,185(i)         -                   50            -
Operating Officer           1999       275,459       35,000(c)         -                -              150,000            -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Nicholas J. Letizia         2001       176,667       15,000(a)         6,000(j)         -                -                -
Sr. VP & General Counsel    2000       170,000       35,000(b)         6,000(j)         -                -                -
                            1999       126,708       25,000(c)         6,000(j)         -               20,000            -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Thomas Laudati              2001       157,500       55,000(a)         7,200(j)         -                -                -
Sr. VP                      2000       150,000       35,000(b)         7,200(j)         -                -                -
                            1999       136,250        -                7,200(j)         -                -                -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Garry Lazarewicz            2001       129,167        7,500(a)         4,800(j)         -                -                -
Sr. VP                      2000       123,333       10,000(b)         4,800(j)         -                -                -
                            1999       116,875       12,500(c)         4,800(j)         -                -                -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------

* Or date of resignation.  Mr. Auster resigned in November 2001.

(a)     Bonus earned in 2001, paid in January 2002.

(b)     Bonus earned in 2000, paid in January 2001.

(c) Bonus earned in the Company's then fiscal year ended October 31, 1999 and paid in February 2000.

(d)     Includes $19,750, $8,818, and $31,075 in 2001, 2000, and 1999
        respectively, relating to a Company-provided vehicle and related expenses incurred for both business and personal use, and $8,166, $14,263, and $8,562 in 2001, 2000, and 1999, respectively, paid for a health club membership (See "Employment Agreements with Named Executive Officers" below).

(e) Fee relating to Mr. Lonstein's guarantee of the Company's obligations in connection with the purchase of MCC Corporation. (See "Certain Relationships and Related Party Transactions" below).

(f) Includes $9,822,917 of amortization of a Restricted Stock Award and the purchase of 535,594 common shares held by Mr. Auster for consideration of $2,385,000, consisting of $450,000 in cash plus the repayment of the balance due on his loan from the Company of $1,935,000 (See "Certain Relationships and Related Party Transactions" below).

(g)     See "Certain Relationships and Related Party Transactions" below.

(h) Amortization of a the Restricted Stock Award (See "Certain Relationships and Related Party Transactions" below).

(i) Includes $18,391 and $9,305 in 2001 and 2000, respectively, relating to a Company-provided vehicle and related expenses incurred for both business and personal use, and $1,305 and $880 in 2001 and 2000, respectively, paid for a health club membership (See "Employment Agreements with Named Executive Officers" below).

(j)      Vehicle allowance.


The Named Executives may participate in certain group life, health, and other non-cash benefit plans, which are generally available to all Company employees. The Company also maintained 401(k) Savings Plans covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. The Company may make matching contributions at the discretion of the Board of Directors. For the twelve-month periods ended December 31, 2001, 2000, and 1999, the Company did not make any matching contributions.

The Company did not grant stock options to the Named Executives during the year ended December 31, 2001. The Company did not award any stock appreciation rights or reprice any stock options during the twelve months ended December 31, 2001.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table contains information concerning the stock options held by the Named Executives during the year ended December 31, 2001. No stock appreciation rights have been granted by the Company.

                               AGGREGATED OPTION EXERCISES DURING THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                        AND YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                          Securities Received from Exercise   Number of Securities Underlying        Value of Unexercised
                             of Options during the Twelve     Unexercised Options at December       In-the-Money Options at
                            Months ended December 31, 2001            31, 2001 (#)                  December 31, 2001 ($) (2)
                          ---------------------------------  --------------------------------  ---------------------------------
                             Number         Net Value                             Un-                                Un-
Name                       of Shares      Received ($)(1)      Exercisable      Exercisable     Exercisable       Exercisable
------------------------- ------------   ------------------  ---------------  ---------------  --------------    ---------------
Zach Lonstein                4,979       $   29,094 (3)          210,500          15,000       $    57,475       $     -
Robert Wallach                 -                -                447,050          30,000           400,917             -
Nicholas J. Letizia            -                -                 12,800          15,200               -               -
Thomas Laudati                 -                -                 23,600           3,500            34,458           1,160
Garry Lazarewicz               -                -                  6,200           6,000             4,910             -

(1) The amount shown represents the aggregate excess of the market value of the shares of common stock as of the date of the exercise over the exercise price paid.

(2) The amounts shown represent the aggregate excess of the market value of in-the-money shares of common stock underlying options at December 31, 2001 over the exercise price of those options.

(3) This option for 25,000 shares was exercised through the surrender of 20,021 shares. The market price on the date of exercise approximated the exercise amount of the option. The difference was paid in cash.

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

Upon their election to the Board of Directors, Ms. Perone and Messrs. Targoff and DaPuzzo each were granted a non-qualified option to purchase 25,000 shares of the Company's common stock.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

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

In connection with the acquisition of AmQUEST, Inc. described in Item 13 "Certain Relationships and Related Party Transactions" below, on February 5, 2002, AmQUEST and Mr. Barrios entered into an employment agreement with a one year term with automatic three-month extensions. This agreement provides for an annual salary of $210,000, a vehicle allowance of $500 per month, an annual bonus of up to 30% of his salary to be determined by the Board of Directors of AmQUEST, and a one-time bonus of up to $32,000 based on certain operations as determined by the Chief Executive Officer of AmQUEST. The agreement also provides for a grant of a non-qualified option to purchase 70,000 shares of the Company's common stock at an exercise price equal to the market value of the stock on February 5, 2002, in accordance with the Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to August 2001, the Options and Compensation Committee members were Ms. McCuen and Messrs. Zachem, Schiff, and Mr. Lee, a former Director who resigned in April 2001. Effective August 2001, the Options and Compensation Committee consisted of Messrs. Zachem and Lonstein, Ms. McCuen, and Ms. Perone. Ms. McCuen and Messrs. Zachem, Schiff, and (until the date of his resignation) Mr. Lee are non-employee directors who are also Managing Directors of affiliates of organizations that have an investment in the Company (See "Certain Relationships and Related Party Transactions" below). Mr. Lonstein is an executive officer of the Company. Ms. Perone is a non-employee director.

OPTIONS AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Options and Compensation Committee of the Board of Directors of the Company is responsible for, among other matters, establishing policies applicable to the compensation of the Company's executive officers and reporting on such policies to the Board of Directors and stockholders; determining the salaries, incentive compensation and other remuneration of executive officers of the Company who are directors; and reviewing salaries, compensation and remuneration for all other officers of the Company. The Committee regularly reviews the effectiveness of the Company's executive compensation practices and revises them as appropriate. This is a report on the compensation philosophy of the Committee and its executive compensation activities during the twelve months ended December 31, 2001.

REPORT ON EXECUTIVE COMPENSATION

The Options and Compensation Committee of the Board of Directors administers the compensation of the executive officers of the Company. During 2001, the Options and Compensation Committee was composed of four directors, three of whom were not employed by the Company. The Options and Compensation Committee's recommendations are subject to approval by the full Board. The following report is submitted by the Options and Compensation Committee regarding compensation paid during 2001.

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

Each of the executive officers and certain key employees are eligible to receive awards under the Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan. The Plan will be used to align a portion of the officers' compensation with the stockholders' interest and the long-term success of the Company. In determining the number of options to be granted to each executive officer, the Options and Compensation Committee reviews the recommendations provided by the Chief Executive Officer with respect to the executive officers other than the Chief Executive Officer and makes a subjective determination regarding those recommendations. Grants of options must be approved by a majority of the non-employee members of the Options and Compensation Committee.

The Compensation paid by the Company to Messrs. Lonstein, Wallach and Auster for 2001 was based upon employment agreements negotiated with each of these Executive Officers. Messrs. Letizia, Laudati and Lazarewicz do not have employment agreements with the Company. The Options and Compensation Committee has not conducted any surveys of compensation packages of executive officers in comparable companies, but believes, based on the individual experience of its members, that the compensation package for each Named Executive Officer for 2001 was reasonable based upon each executive officer's experience, level of responsibility, and the contributions made and expected to be made by each to the Company. See "Employment Agreements" for a description of the employment agreements.

Options and Compensation Committee

Zach Lonstein
Samantha McCuen
Kathleen A. Perone
Tyler T. Zachem

STOCK PERFORMANCE GRAPH

The accompanying graph compares cumulative total stockholder return on the Company's common stock with the NASDAQ Domestic Stock Index and the NASDAQ Computer and Data Processing Services Index (SIC Code 737). The graph assumes that $100 was invested in the Company's stock and each index on December 31, 1996.
            [GRAPH APPEARS HERE]
                                       STOCKHOLDER RETURN
                                        AS OF DECEMBER 31,
                        1996     1997     1998     1999      2000     2001

Company Common Stock    $100     $286     $311     $721      $175     $174

NASDAQ Domestic Index    100      123      173      321       193      153

NASDAQ Computer and
  Data Processing
  Services Index         100      123      219      482       222      179

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 1, 2002 by (a) all current Directors of the Company, (b the Named Executives, (c) all directors and executive officers as a group, and (d) any other person known by the Company to be the beneficial owner of more than 5% of its common stock. Beneficial ownership includes shares that the beneficial owner has the right to acquire within sixty days of the above date from the exercise of options, warrants, or similar obligations. If no address is shown, the address of the beneficial owner is in care of the Company.

                               BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
------------------------------------------------------------------------------------------------------------------
                                                                           Number of Shares          Percentage
Name and Address of Beneficial Owner                                      Beneficially Owned          of Class
--------------------------------------------------------------------    -----------------------    ---------------
Zach Lonstein                                                            (1)         1,707,925         27.8%
--------------------------------------------------------------------    ------- ---------------    ---------------
Robert B. Wallach                                                        (2)           526,475          8.2%
--------------------------------------------------------------------    ------- ---------------    ---------------
Nicholas J. Letizia                                                      (3)            12,800           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Thomas Laudati                                                           (4)            23,600           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Garry Lazarewicz                                                         (5)             6,200           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Tyler T. Zachem
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                                                      (6)         2,980,441         33.4%
--------------------------------------------------------------------    ------- ---------------    ---------------
Frank L. Schiff
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                                                      (6)         2,980,441         33.4%
--------------------------------------------------------------------    ------- ---------------    ---------------
Richard A. Keller
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                                                      (7)         2,960,571         33.3%
--------------------------------------------------------------------    ------- ---------------    ---------------
Samantha McCuen
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                                                      (7)         2,960,571         33.3%
--------------------------------------------------------------------    ------- ---------------    ---------------
Kathleen A. Perone
22 Ocean Drive Avenue
Monmouth Beach, NJ  07750                                                (8)            27,500           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Michael B. Targoff
1330 Avenue of the Americas
New York, NY  10019                                                      (9)            28,750           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Peter J. DaPuzzo
378 Taconic Road
Greenwich, CT  06831                                                     (10)           42,250           *
--------------------------------------------------------------------    ------- ---------------    ---------------
All Directors and executive officers as a group (15 persons)             (11)        7,612,722         63.5%
--------------------------------------------------------------------    ------- ---------------    ---------------

                                                   Continued on next page.

                    BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK (CONTINUED)
-------------------------------------------------------------------------------------------------------
                                                                 Number of Shares         Percentage
Name and Address of Beneficial Owner                            Beneficially Owned         of Class
----------------------------------------------------------    -----------------------    --------------
DB Capital  Partners, Inc.
130 Liberty Street
New York, NY  10006                                            (6)         2,980,441         33.4%
----------------------------------------------------------    ------- ---------------    --------------
Sandler Capital Management
767 Fifth Avenue
New York, NY  10153                                            (7)         2,960,571         33.3%
----------------------------------------------------------    ------- ---------------    --------------
Sandler Capital Partners V, L.P.
767 Fifth Avenue
New York, NY  10153                                            (12)        1,681,898         22.1%
----------------------------------------------------------    ------- ---------------    --------------
Sandler Capital Partners V FTE, L.P.
767 Fifth Avenue
New York, NY  10153                                            (13)          689,053         10.4%
----------------------------------------------------------    ------- ---------------    --------------
Camden Partners
One South Street - Suite 2150
Baltimore, MD  21202                                           (14)          944,435         14.7%
----------------------------------------------------------    ------- ---------------    --------------
Hilliard Farber Securities
45 Broadway
New York, NY  10006                                                          434,800         7.3%
----------------------------------------------------------    ------- ---------------    --------------
Charles F. Auster
41 Edgewood Road
Summit, NJ  07901                                                            332,852         5.6%
----------------------------------------------------------    ------- ---------------    --------------

                                   *       Less than 1% of Class

(1) Includes 195,500 shares of common stock issuable upon exercise of vested options held by Mr. Lonstein. Also includes 750,000 shares that are subject to options held by DB Capital Investors, L.P., Sandler Capital Management, and other parties to a private placement of securities (see "Certain Relationships and Related Party Transactions" below).

(2) Includes 477,050 shares of common stock issuable upon exercise of vested options held by Mr. Wallach.

(3) Includes 12,800 shares of common stock issuable upon exercise of vested options held by Mr. Letizia.

(4) Includes 23,600 shares of common stock issuable upon exercise of vested options held by Mr. Laudati.

(5) Includes 6,200 shares of common stock issuable upon exercise of vested options held by Mr. Lazarewicz.

(6) Includes 1,092,615 common shares issuable upon conversion of 78,688.5 shares of Preferred Stock, including accrued dividends thereon, 1,512,826 common shares issuable upon exercise of warrants, and 375,000 common shares which may be purchased from Mr. Lonstein subject to an option. Messrs. Zachem and Schiff are Managing Directors of DB Capital Partners, Inc., which is the General Partner of DB Capital Partners, L.P., which in turn is the General Partner of DB Capital Investors, L.P., the owner of the shares of the Preferred Stock, warrants, and option. Messrs. Zachem and Schiff have shared voting and dispositive power over such Preferred Stock, warrants, and option noted above, and have disclaimed beneficial ownership for all of the shares beneficially owned by DB Capital Investors, L.P., except as to the extent of their pecuniary interest therein. DB Capital Investors, L.P. owns 50% of the outstanding shares of Preferred Stock.

(7) Includes 1,085,331 common shares issuable upon conversion of 78,164 shares of Preferred Stock, including accrued dividends thereon, 1,502,740 common shares issuable upon exercise of warrants, and 372,500 common shares which may be purchased from Mr. Lonstein subject to options. Ms. McCuen and Mr. Keller are Managing Directors of Sandler Capital Management, which is the general partner of Sandler Investment Partners, L.P., which in turn is the general partner of five funds that collectively own the Preferred Stock, warrants, and options noted above. Ms. McCuen and Mr. Keller have shared voting and dispositive power over such Preferred Stock, warrants, and options. The five funds collectively own 49.7% of the outstanding shares of Preferred Stock.

(8) Includes 32,500 shares of common stock issuable upon exercise of non-qualified options held by Ms. Perone.

(9) Includes 28,750 shares of common stock issuable upon exercise of vested options held by Mr. Targoff.

(10) Includes 36,250 shares of common stock issuable upon exercise of vested options held by Mr. DaPuzzo.

(11) Includes 2,177,846 common shares issuable upon conversion of 156,852 shares of Preferred Stock and 3,015,566 common shares issuable upon exercise of warrants over which four directors exercise shared control. Also includes 851,360 shares of common stock issuable upon exercise of options collectively held by the fifteen directors and executive officers of the Company.

(12) Includes 705,319 common shares issuable upon conversion of 50,796 shares of the Preferred Stock, including accrued dividends thereon, 976,579 common shares issuable upon exercise of warrants, and 242,075 common shares which may be purchased from Mr. Lonstein subject to an option.

(13) Includes 288,961 common shares issuable upon conversion of 20,810 shares of Preferred Stock, including accrued dividends thereon, 400,092 common shares issuable upon exercise of warrants, and 99,175 common shares which may be purchased from Mr. Lonstein subject to an option.

(14) Includes 8,571 common shares issuable upon exercise of warrants received in connection with a prior loan to the Company, and 500,000 vested warrants received in connection with a Securities Purchase Agreement (See "Certain Relationships and Related Party Transactions", below). Includes the accounts of Camden Partners Strategic Fund II-A, L.P. Camden Partners Strategic Fund II-B, L.P., the Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P., (the "Camden Entities"). Along with Cahill, Warnock Strategic Partners, L.P., each fund has shared voting and dispositive power over the total number of shares owned by the Camden Entities. Each of the Camden Entities disclaims beneficial ownership over any shares not held of record by it.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In June 2000, the Company hired Mr. Charles Auster as Chief Executive Officer (the "Executive"). The employment agreement with the Executive provided for a seat on the Company's Board of Directors; an award of 800,000 restricted shares of common stock and an agreement that the Company would loan the Executive an amount equal to 50 percent of the related Federal income tax liability on such grant. In June 2000, the Executive also purchased 68,446 shares of common stock from the Company at $14.61 per share. The value of the 800,000 restricted shares ($11,500,000 on the grant date of June 15, 2000) was being amortized ratably over the four-year vesting schedule. The Executive's obligation to the Company was repayable from, among other things, the proceeds arising from the disposition of any of the 800,000 shares. As of November 14, 2001, the Executive had borrowed, including accrued interest, a total of $1,935,000.

Effective as of November 14, 2001, the Executive resigned his positions as CEO and Director, and entered into a settlement agreement with the Company to terminate the employment contract. The Company accelerated the vesting of the stock award and purchased 535,594 of the 868,446 common shares held by the Executive for consideration of $2,385,000, consisting of $450,000 in cash plus the repayment of the balance due on his loan from the Company of $1,935,000. These shares are held in the Company's treasury. Accelerating the vesting of the stock award resulted in a nonrecurring, non-cash charge of approximately $7,427,000 for the remaining unamortized balance of the original grant. Total amortization of the restricted stock award was $9,822,917 for the year ended December 31, 2001; $1,197,917 for the fiscal year ended October 31, 2000, and $479,166 for the two-month period ended December 31, 2000.

In May 2000, the Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock. The Company received $58,430,596 after payment of issuance costs and related legal fees. The holders of 156,852 of the Series A Preferred Stock are entitled to name four of the Company's Directors. On April 1, 2002, these individuals are Messrs. Zachem, Schiff, Keller, and Ms. McCuen.

As of March 31, 2002, Mr. Lonstein was indebted to the Company in the amount of $80,119. This indebtedness is payable on demand and bears interest at the prime rate of interest plus 1% per annum.

As of March 31, 2002, Mr. Wallach was indebted to the Company in the amount of $99,668. This indebtedness is payable on demand and bears interest at the prime rate of interest.

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

On February 1, 2002, in anticipation of the consummation of the AmQUEST Acquisition described above, the Company entered into a Securities Purchase Agreement (the "SPA") with Cahill, Warnock Strategic Partners Fund, L.P.:
Strategic Associates, L.P.: Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P. (collectively known as "Camden") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants (the "Initial Warrant") to purchase, initially, 2,000,000 shares of the common stock of the Company (subject to adjustments as discussed below) in exchange for an investment of $10,000,000 from Camden. Pursuant to the SPA, the proceeds of the sale of the Debentures to Camden were used to partially fund the acquisition.

The Debentures were issued in an aggregate principal amount of $10,000,000 with a maturity of three (3) years (the "Initial Maturity Date") from February 1, 2002 (the "Closing Date"), the date of their issuance (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year beyond the Initial Maturity Date to February 1, 2006 at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of (i) 12% per annum commencing on the Issuance Date and ending on February 1, 2004, (ii) 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (iii) if the Company elects to extend the maturity date pursuant to the terms of the Debentures, 14% per annum. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures.

The Initial Warrants were issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and Camden (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire five (5) years from the Closing Date. In addition, up to 1,500,000 of the Initial Warrants may be cancelled upon the prepayment of the Debentures. Cancellation of the Initial Warrants may take place in the following manner:

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

Pursuant to the rules of the Nasdaq National Market, the issuance of shares of Common Stock representing more than 19.999% of the outstanding Common Stock upon the exercise of any warrants requires the approval of the stockholders of the Company. The Company has agreed to seek this approval at its next annual meeting of stockholders and will not issue more than this number of shares upon the exercise of the Warrants until such approval has been granted. If the Company does not obtain the required stockholder approval before the earlier to occur of
(i) the occurrence of an event of default under the terms of the Debentures or
(ii) the date of the Company's next annual meeting of its stockholders, the Company is required to pay to the holders of the Debentures a cash payment equal to seventeen percent (17%) of the outstanding initial principal amount of the debentures per year from such date until the required stockholder approval is obtained. As of February 1, 2002, pursuant to the Company's Second Amended and Restated Stockholders Agreement, stockholders having 46.5% of the outstanding voting power of the Company's stock have agreed to vote to approve such issuance.

Pursuant to the terms of a Stockholders' Agreement, for so long as any indebtedness under the Camden Debentures remains outstanding, the Camden Entities shall have the right to designate an observer to attend and participate, but not vote, at meetings of the Board of Directors and receive materials provided to the Directors.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFOCROSSING, INC.



April 30, 2002
                                   ---------------------------------------------
                                   William B. Fischer - Senior Vice President
                                                         & Chief Financial
                                                         Officer