Form 10-K/A
period 2001-12-31
INFOCROSSING INC
filed 2002-05-15
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                  AMENDMENT #2

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

This amendment is filed to add Robert Graham and remove Garry Lazarewicz as a Named Executive Officer in Items 11 and 12 of the previously-filed amendment.

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

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal                                                                                                    All Other
Position at                                                                                                         Compensation ($)
December 2001 *              Year                 Annual Compensation                    Long Term Compensation         Annual
--------------------------- ------ --------------------------------------------- --------------------------------- -----------------
                                                                 Other Annual                 Awards
                                   Salary ($)     Bonus ($)      Compensation
                                                                      ($)
--------------------------- ------ ------------ --------------- ---------------- --------------------------------- -----------------
                                                                                                    Securities
                                                                                   Restricted       Underlying
                                                                                  Stock Awards     Options/SARS
                                                                                       (#)              (#)
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Zach Lonstein               2001      $397,031     $225,000(a)       $27,917(d)         -                -                -
Chief Executive Officer &   2000       386,979      175,000(b)        23,081(d)         -                  300            -
Chairman                    1999       242,788       72,519(c)        39,637(d)         -              175,200            $5,000(e)
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Charles Auster *            2001       284,135        -                -                -                -            12,207,917(f)
CEO/President               2000       203,125       75,000(b)         -              800,000(g)         -             1,677,083(h)
                            1999        -             -                -                -                -                -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Robert Wallach              2001       397,031      225,000(a)        18,391(i)         -                -                -
President & Chief           2000       394,792       50,000(b)        10,185(i)         -                   50            -
Operating Officer           1999       275,459       35,000(c)         -                -              150,000            -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Robert O. Graham            2001       190,156        -                -                -               -                 -
Chief Technology            2000       164,667       90,000(b)         -                -               40,000            -
Officer **                  1999       144,000        -                -                -                6,050            -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Nicholas J. Letizia         2001       176,667       15,000(a)         6,000(j)         -                -                -
Sr. VP & General Counsel    2000       170,000       35,000(b)         6,000(j)         -                -                -
                            1999       126,708       25,000(c)         6,000(j)         -               20,000            -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------
Thomas Laudati              2001       157,500       55,000(a)         7,200(j)         -                -                -
Sr. VP                      2000       150,000       35,000(b)         7,200(j)         -                -                -
                            1999       136,250        -                7,200(j)         -                -                -
--------------------------- ------ ------------ --------------- ---------------- ---------------- ---------------- -----------------

* Or date of resignation.  Mr. Auster resigned in November 2001.
** Mr. Graham ceased to be an employee of the Company on January 31, 2002.

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

                               AGGREGATED OPTION EXERCISES DURING THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                        AND YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                          Securities Received from Exercise   Number of Securities Underlying        Value of Unexercised
                             of Options during the Twelve     Unexercised Options at December       In-the-Money Options at
                            Months ended December 31, 2001            31, 2001 (#)                  December 31, 2001 ($) (2)
                          ---------------------------------  --------------------------------  ---------------------------------
                             Number         Net Value                             Un-                                Un-
Name                       of Shares      Received ($)(1)      Exercisable      Exercisable     Exercisable       Exercisable
------------------------- ------------   ------------------  ---------------  ---------------  --------------    ---------------
Zach Lonstein                4,979       $   29,094 (3)          210,500          15,000       $    57,475       $     -
Robert Wallach                 -                -                447,050          30,000           400,917             -
Robert O. Graham               -                -                 35,385          19,665               -               -
Nicholas J. Letizia            -                -                 12,800          15,200               -               -
Thomas Laudati                 -                -                 23,600           3,500            34,458           1,160

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

The Compensation paid by the Company to Messrs. Lonstein, Wallach and Auster for 2001 was based upon employment agreements negotiated with each of these Executive Officers. Messrs. Letizia, Laudati and Graham do not have employment agreements with the Company that provide compensation arrangements. The Options and Compensation Committee has not conducted any surveys of compensation packages of executive officers in comparable companies, but believes, based on the individual experience of its members, that the compensation package for each Named Executive Officer for 2001 was reasonable based upon each executive officer's experience, level of responsibility, and the contributions made and expected to be made by each to the Company. See "Employment Agreements" for a description of the employment agreements.

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

                               BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK
------------------------------------------------------------------------------------------------------------------
                                                                           Number of Shares          Percentage
Name and Address of Beneficial Owner                                      Beneficially Owned          of Class
--------------------------------------------------------------------    -----------------------    ---------------
Zach Lonstein                                                            (1)         1,707,925         27.8%
--------------------------------------------------------------------    ------- ---------------    ---------------
Robert B. Wallach                                                        (2)           526,475          8.2%
--------------------------------------------------------------------    ------- ---------------    ---------------
Nicholas J. Letizia                                                      (3)            12,800           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Thomas Laudati                                                           (4)            23,600           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Robert O. Graham                                                         (5)             -               -
--------------------------------------------------------------------    ------- ---------------    ---------------
Tyler T. Zachem
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                                                      (6)         2,980,441         33.4%
--------------------------------------------------------------------    ------- ---------------    ---------------
Frank L. Schiff
DB Capital Partners, Inc.
130 Liberty Street - 25th Floor
New York, NY  10006                                                      (6)         2,980,441         33.4%
--------------------------------------------------------------------    ------- ---------------    ---------------
Richard A. Keller
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                                                      (7)         2,960,571         33.3%
--------------------------------------------------------------------    ------- ---------------    ---------------
Samantha McCuen
Sandler Capital Management
767 Fifth Avenue - 45th Floor
New York, NY  10153                                                      (7)         2,960,571         33.3%
--------------------------------------------------------------------    ------- ---------------    ---------------
Kathleen A. Perone
22 Ocean Drive Avenue
Monmouth Beach, NJ  07750                                                (8)            27,500           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Michael B. Targoff
1330 Avenue of the Americas
New York, NY  10019                                                      (9)            28,750           *
--------------------------------------------------------------------    ------- ---------------    ---------------
Peter J. DaPuzzo
378 Taconic Road
Greenwich, CT  06831                                                     (10)           42,250           *
--------------------------------------------------------------------    ------- ---------------    ---------------
All Directors and executive officers as a group (15 persons)             (11)        7,612,722         63.5%
--------------------------------------------------------------------    ------- ---------------    ---------------

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

(5)      Mr. Graham ceased to be an employee of the Company on January 31, 2002.

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

                                   INFOCROSSING, INC.



May 14, 2002                                       /s/
                                   ---------------------------------------------
                                   William B. Fischer - Senior Vice President
                                                         & Chief Financial
                                                         Officer