Form 10-Q
period 2002-03-31
INFOCROSSING INC
filed 2002-05-15
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 2002

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

There were 5,342,426 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 10, 2002.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              MARCH 31,            DECEMBER 31,
                                                2002                  2001
                                           --------------        --------------
                                             (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
Cash and equivalents                    $       9,956,870      $     24,343,819
Trade accounts receivable, net of
   allowances for doubtful accounts of
   $1,061,279 and $1,008,942                    4,429,625             2,410,556
Prepaid and refundable income taxes               141,987               139,488
Due from related parties                          209,793               205,106
Prepaid license fees                              700,518               682,342
Other current assets                            1,966,801               986,061
                                           --------------        --------------
                                               17,405,594            28,767,372
                                           --------------        --------------
PROPERTY and EQUIPMENT, net                    19,421,162            17,173,134
                                           --------------        --------------
OTHER ASSETS:
Deferred software, net                          2,081,657             2,197,070
Goodwill, net                                  29,122,580             7,736,773
Other intangible assets, net                    1,447,418               374,114
Security deposits and other
   non-current assets                           2,743,081             2,525,531
                                           --------------        --------------
                                               35,394,736            12,833,488
                                           --------------        --------------
TOTAL ASSETS                            $      72,221,492      $     58,773,994
                                           ==============        ==============

                                              Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                              MARCH 31,            DECEMBER 31,
                                                2002                  2001
                                           --------------        --------------
                                            (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                        $       4,239,982      $      1,914,682
Current portion of long-term debt                  59,790             1,000,000
Current portion of capitalized
   lease obligations                            1,936,481               893,683
Current portion of accrued
   loss on leased facilities                    3,219,952             3,313,806
Accrued expenses                                7,637,021             6,245,665
Customer deposits, current deferred
   revenue, and other
   current liabilities                            483,456               450,641
                                           --------------        --------------
                                               17,576,682            13,818,477
                                           --------------        --------------
LONG-TERM LIABILITIES:
Long-term debt, net of current portion          8,401,597             1,761,728
Capitalized lease obligations,
   net of current portion                       1,817,536             1,870,718
Accrued loss on leased facilities,
   net of current portion                       1,077,052             1,127,770
Deferred revenue, net of current portion,
   and other long-term liabilities              2,374,321             2,270,722
                                           --------------        --------------
                                               13,670,506             7,030,938
                                           --------------        --------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE
   CONVERTIBLE PARTICIPATING PREFERRED
   STOCK; $0.01 par value; 300,000 shares
   authorized; 157,377 shares issued and
   outstanding (liquidation preference of
   $69,719,808 at March 31, 2002)              46,209,337            43,960,634
                                           --------------        --------------
STOCKHOLDERS' DEFICIT:

Preferred stock; $0.01 par value;
   2,700,000 shares authorized; none issued          -                     -
Common stock; $0.01 par value;
   50,000,000 shares authorized; shares
   issued and outstanding of 5,937,416 and
   5,912,416 at March 31, 2002 and
   December 31, 2001, respectively                 59,374                59,124
Additional paid-in capital                     60,867,845            59,053,570
Accumulated deficit                           (63,311,531)          (62,392,549)
                                           --------------        --------------
                                               (2,384,312)           (3,279,855)
Less 594,990 and 578,623 shares at
   March 31, 2002 and December 31, 2001,
   respectively, of common stock held
   in treasury, at cost                        (2,850,721)           (2,756,200)
                                           --------------        --------------
TOTAL STOCKHOLDERS' DEFICIT                    (5,235,033)           (6,036,055)
                                           --------------        --------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                $      72,221,492      $     58,773,994
                                           ==============        ==============

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 2002                  2001
                                           --------------        --------------

REVENUES                                $      11,232,692      $      5,513,751
                                           --------------        --------------
COSTS and EXPENSES:
   Operating costs                             6,592,579             8,364,318
   Selling and promotion costs                   773,303             1,225,845
   Amortization of restricted
      stock award                                   -                  718,750
   Amortization of goodwill                         -                  158,198
   General and administrative costs            2,156,331             3,111,586
                                           --------------        --------------
                                                9,522,213            13,578,697
                                           --------------        --------------
INCOME (LOSS) FROM OPERATIONS                   1,710,479            (8,064,946)
                                           --------------        --------------
Interest income                                   (84,533)             (569,874)
Interest expense                                  465,291                91,840
                                           --------------        --------------
                                                  380,758              (478,034)
                                           --------------        --------------
INCOME (LOSS) BEFORE INCOME TAXES               1,329,721            (7,586,912)
Income tax expense                                   -                  195,000
                                           --------------        --------------
NET INCOME (LOSS)                               1,329,721            (7,781,912)
Accretion and accrued dividends on
   redeemable preferred stock                  (2,248,703)           (2,062,425)
                                           --------------        --------------
NET LOSS TO COMMON STOCKHOLDERS         $        (918,982)     $     (9,844,337)
                                           ==============        ==============
BASIC AND DILUTED EARNINGS PER SHARE:
Net loss to common stockholders         $           (0.17)     $          (1.68)
                                           ==============        ==============
Weighted average number of common
   shares outstanding                           5,342,330             5,873,892
                                           ==============        ==============



       See Notes to Consolidated Interim Financial Statements (Unaudited).


                       INFOCROSSING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                      ADDITIONAL                            TREASURY
                           COMMON                       PAID IN         ACCUMULATED         STOCK AT
                           SHARES      PAR VALUE        CAPITAL           DEFICIT             COST             TOTAL
                          ---------    ----------    --------------    ---------------    -------------    --------------
Balances,
    December 31, 2001     5.912,416    $  59,124     $   59,053,570    $  (62,392,549)    $  (2,756,200)   $   (6,036,055)
Exercise of stock
   option by the
   surrender of
    16,367 shares            25,000          250             94,275             -               (94,521)                4
Accretion and
   accrued dividends
   on redeemable
   preferred stock            -              -                -            (2,248,703)            -            (2,248,703)
Value of warrants
   given in connection
   with a debenture
   issuance                   -              -            1,720,000             -                 -             1,720,000
Net income                    -              -                -             1,329,721             -             1,329,721
                          ---------    ----------    --------------    ---------------    -------------    --------------
Balances,
    March 31, 2002        5,937,416    $  59,374     $   60,867,845    $  (63,311,531)    $  (2,850,721)   $   (5,235,033)
                          ---------    ----------    --------------    ---------------    -------------    --------------


       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                               THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 2002                  2001
                                           --------------        --------------
CASH FLOWS FROM
    OPERATING ACTIVITIES:
Net income/(loss)                       $       1,329,721      $     (7,781,912)
Adjustments to reconcile net income/
   (loss) to cash provided by/(used in)
   operating activities:
      Depreciation and amortization             1,362,522               879,735
      Amortization of debenture
         discount                                  87,278                 -
      Amortization of restricted
         stock award                                -                   718,750
      Credits granted by a software
         licensor, net of amounts used           (882,969)                -
      Decrease/(increase) in:
         Trade accounts receivable               (450,847)              140,173
         Prepaid and refundable taxes               -                   219,459
         Prepaid license fees
             and other current assets              81,091               456,844
      Increase/(decrease) in:
         Accounts payable                       2,325,300             1,104,507
         Accrued expenses                      (2,691,270)             (211,735)
         Accrued loss on leased
            facilities and office
            closings                             (131,681)             (138,664)
         Customer deposits, deferred
            revenues, and other
            liabilities                          (328,218)               (6,570)
                                           --------------        --------------
Net cash provided by/ (used in) operating
   activities                                     700,927            (4,619,413)
                                           --------------        --------------
CASH FLOWS FROM
   INVESTING ACTIVITIES:
   Purchase of property and equipment         (1,441,564)           (1,583,583)
   Purchase of the outstanding shares
      of AmQUEST, Inc. and certain
      related costs                          (20,372,891)                -
   Redemptions at maturity of investments
      in marketable debt securities                -                  2,417,309
   Purchases of treasury stock                     -                    (66,569)
   Increase in deferred software costs            (42,889)             (133,771)
   Decrease/(increase) in security
      deposits and other non-current
      assets                                     (133,332)                2,291
                                           --------------        --------------
Net cash (used in)/provided by
   investing activities                       (21,990,676)              635,677
                                           --------------        --------------


                             Continued on next page.

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED - CONTINUED)

                                               THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 2002                  2001
                                           --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debentures $      10,000,000      $          -
   Proceeds from other debt                         -                    11,659
   Repayment of debt                           (2,667,619)              (13,750)
   Repayment of capitalized leases               (412,007)             (185,303)
   Repayments from/(advances to)
     related parties                               (4,683)              175,653
                                           --------------        --------------
Net cash provided by/(used in)
   financing activities                         6,915,691               (11,740)
                                           --------------        --------------
Net cash used in continuing operations        (14,374,058)           (3,995,476)
                                           --------------        --------------
CASH FLOW FROM DISCONTINUED OPERATION:
   Payments on portion of accrued loss
   on leased facilities relating
      to discontinued operation                   (12,891)              (16,985)
                                           --------------        --------------
Net decrease in cash and equivalents          (14,386,949)           (4,012,461)
Cash and equivalents, beginning of the
    period                                     24,343,819            36,763,831
                                           --------------        --------------
Cash and equivalents, end of the period $       9,956,870      $     32,751,370
                                           ==============        ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                          $         170,639      $         84,811
                                           ==============        ==============
      Income taxes                      $           -          $         32,655
                                           ==============        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING ACTIVITY:
   Fees and other costs accrued in
      connection with the purchase
      of AmQUEST                        $          448,080     $         -
                                           ==============        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITY:
   Treasury shares received in
      payment of a stock option
      exercise                          $          94,521      $        117,000
                                          ===============        ==============





       See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations, the consolidated statement of stockholders' deficit, and the consolidated statements of cash flows for the three months ended March 31, 2002 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly owned subsidiaries, including, subsequent to its acquisition in February, the accounts of AmQUEST, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


2. PURCHASE OF AMQUEST, INC.

On February 5, 2002, the Company entered into a Stock Purchase Agreement with American Software, Inc. ("ASI"), a Georgia corporation, whereby the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), a Georgia corporation, from its former parent company ASI (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to finalizing certain post closing adjustments. In addition, the Company incurred an estimated $537,000 in professional fees and other costs.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 3 and cash held by the Company.

The following unaudited condensed consolidated pro forma financial statement of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of the periods presented (January 1, 2002 and 2001). The pro forma statement of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

            CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                   2002               2001
                                              --------------    ---------------
Revenues                                      $       12,708    $        10,443
                                              --------------    ---------------
Net income/(loss)                             $        1,115    $        (9,483)
                                              ==============    ===============
Net loss to common stockholders               $       (1,134)   $       (11,545)
                                              ==============    ===============
Net loss to common stockholders per
   basic and diluted share                    $        (0.21)   $         (1.97)
                                              ==============    ===============


3. DEBT

Private Sale of Debentures with Warrants

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for an investment of $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to partially fund the AmQUEST Acquisition.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year to February 1, 2006 at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elects to extend the maturity date as described above), 14% per annum. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures.

The initial carrying values of the Debentures ($8,280,000) and Initial Warrants ($1,720,000) were determined by apportioning an amount equal to the proceeds from the private sale multiplied by the relative value of each item as of the Issuance Date. The difference between the carrying value and the face value of the Debentures is being recorded as additional interest expense through February 1, 2005 (the initial maturity date of the Debentures) using the interest method.

The Initial Warrants have been issued pursuant to that certain Warrant Agreement dated as of February 1, 2002 by and between the Company and the Investors (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire on January 31, 2007. In addition, up to 1,500,000 of the Initial Warrants may be cancelled upon the prepayment of the Debentures. Cancellation of the Initial Warrants may take place as follows:

          (i) If the Debentures are repaid in full during the first year, 1,500,000 Initial Warrants will be immediately cancelled.

         (ii) If the Debentures are repaid in full after February 1, 2003 and before February 1, 2005, Initial Warrants will be cancelled according to the following formula: 62,500 shares multiplied by the number of full months between the prepayment and February 1, 2005.

         (iii) The Company is entitled to make, at any time, one (and only one) partial prepayment of the Debentures in the amount of at least 50% of the total outstanding indebtedness. In the event of such a partial prepayment, the number of Initial Warrants to be cancelled shall be equal to the product of (a) the number of Initial Warrants that would be cancelled pursuant to items (i) and
(ii) as if full repayment had been made, and (b) the ratio of the amount of Debentures actually prepaid and the aggregate principal amount of Debentures outstanding on the date of such partial prepayment (the "Prepayment Fraction"); and

         (iv) If the Company makes a partial prepayment as described in (iii) and then, before February 1, 2005, repays all the remaining aggregate principal amount of Debentures outstanding, the number of Initial Warrants to be cancelled shall be equal to the product of (x) the number of Initial Warrants that would be cancelled pursuant to items (i) and (ii) as if full repayment had been made, and (y) 1 minus the Prepayment Fraction.

Additional Warrants, may be issued if the Company chooses to make interest payments using additional Debentures. Additional warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

Repayment of Bank Loan

At the time of the AmQUEST Acquisition, the Company repaid the $2,660,000 balance outstanding on a bank loan.

4. CREDITS GRANTED

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

The Company expects that it will fully utilize the Credits in 2002 and, accordingly, recognized the Credits in its statement of operations in the three months ended March 31, 2002. Additionally, accrued expenses related to the unpaid support fees totaling $796,000 were reversed in connection with the Agreement. As of March 31, 2002, unused Credits totaling approximately $883,000 are recorded as current assets.


5. GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company applied SFAS 142 beginning January 1, 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, with no resulting impairment charge.

SFAS 142 also requires that the Company report, on a pro forma basis, the amount of net income or loss for periods presented prior to January 1, 2002 as if SFAS 142 were implemented on January 1, 2001 and goodwill had not been amortized.


                  CONSOLIDATED PRO FORMA STATEMENT OF NET LOSS
                        THREE MONTHS ENDED MARCH 31, 2001

                                        AS REPORTED              PRO FORMA
                                     ----------------       -----------------

Net loss to common stockholders      $     (9,844,337)      $      (9,686,139)
                                     ================       =================
Net loss to common stockholders per
   basic and diluted share           $          (1.68)      $           (1.65)
                                     ================       =================

6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Stock options and warrants which are antidilutive are excluded from the computation of weighted average shares outstanding. Certain options which are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three-month periods ended March 31, 2002 and 2001, common stock equivalents are ignored since the effect of including such equivalents would have been antidilutive.


7.  SUBSEQUENT EVENTS

In April 2002, the Company renegotiated its lease with respect to a data center in the Atlanta, Georgia, metropolitan area. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, subject to future escalations of approximately 2.5% per lease year. The total estimated savings under the renegotiated lease approximate $5 million. The Company is relocating the operations of AmQUEST to the facility.

Also, on May 6, 2002, the Company reached an agreement with the landlord of a facility the Company had been developing in the Northern Virginia high tech corridor. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also requires a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS

Infocrossing is a premier provider of a full range of IT outsourcing services, including mainframe and open system outsourcing, business process outsourcing, IT infrastructure consulting and business continuity services. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses and continues to be a growing trend. The Company has grown through strategic acquisitions as well as organic growth. During 2001, the Company signed a significant new IT managed services contract with a new customer that by its terms, and as subsequently amended, is expected to generate $50 million in revenues over the four-year life of its initial term.

On February 5, 2002, the Company entered into a Stock Purchase Agreement with American Software, Inc. ("ASI"),whereby the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), from ASI (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to certain post closing adjustments. In addition, the Company has incurred an estimated $537,000 in other acquisition related costs. The acquisition combines two highly complementary businesses and allows Infocrossing and its customers to benefit from increased scale, enhanced services and expanded geographic reach. Consistent with the Company's historical revenue base, AmQUEST's revenues are derived primarily from multi-year service contracts. The combination strengthens Infocrossing's position as one of the leading providers of IT outsourcing solutions for large and mid-size companies.

For the three months ended March 31, 2002 (the "Current Quarter"), revenues increased $5,719,000 (104%) to $11,233,000 from $5,514,000 for the three months ended March 31, 2001 (the "Prior Quarter"). Revenues from AmQUEST contributed $3,142,000 of this increase. Revenues grew by 47%, excluding growth contributed by AmQUEST. This organic revenue growth is attributable to a significant customer that began using the Company's services in 2001. This significant IT managed services contract, as subsequently amended, is expected to generate $50 million in revenues over the four-year life of its initial term. There were no revenues from this customer in the Prior Quarter.

Operating costs decreased $1,772,000 (21%) to $6,593,000 during the Current Quarter compared with $8,364,000 in the Prior Quarter. Operating costs include depreciation and amortization of $1,175,000 and $639,000 in the Current Quarter and Prior Quarter, respectively. With additional operating costs of AmQUEST excluded, operating costs declined by $3,986,000 (48%).

On January 10, 2002, the Company settled a dispute of certain claims with a software licensor. Pursuant to the settlement, the Company received credits totaling $2,000,000 to be used towards certain future purchases. The entire value of these credits has been recorded in the Current Quarter. As of March 31, 2002, credits totaling $1,117,000 had been applied against certain software license fees. The remaining credits are expected to be used by June 30, 2002. Additionally, the Company reversed accrued expenses of $796,000 for software support and maintenance fees in the Current Quarter in connection with the settlement of the dispute.

Beginning in the second quarter of 2001, the Company took steps to minimize its costs through staff reductions and by suspending the operations at its metropolitan Atlanta data center and the further development of the Northern Virginia data center. Included in operating costs in the Current and Prior Quarters are costs for these facilities of $565,000 and $1,404,000, respectively.

Selling and promotion costs decreased $453,000 (37%) to $773,000 in the Current Quarter from $1,226,000 in the Prior Quarter. With the effect of AmQUEST excluded, selling costs declined $698,000 (57%).

Amortization related to a restricted stock award to a former executive was $719,000 in the Prior Quarter. The former executive had resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Quarter, goodwill amortization was $158,000.

General and administrative expense decreased $955,000 (31%) to $2,156,000 for the Current Quarter from $3,112,000 for the Prior Quarter. With the effect of AmQUEST excluded, general administration expense declined $1,129,000 (36%), reflecting in large part the cost savings initiatives and staff reductions during 2001. Included in general and administrative expense is depreciation and amortization (excluding goodwill amortization) of $188,000 and $83,000 in the Current Quarter and Prior Quarter, respectively.

The Company recorded net interest expense of $381,000 in the Current Quarter, compared with net interest income of $478,000 in the Prior Quarter. The net reduction of $859,000 reflects a decrease in interest income of $485,000 from a lower average balance of interest-earning assets during the Current Quarter and, to a lesser extent, lower interest rates. The net reduction also includes an increase of $373,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter. In the Current Quarter, the Company issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, currently bearing interest at a rate of 12%. Amortization of debt issuance costs, comprised primarily of amortization of the value ascribed to warrants issued in connection with the debt, also contributed to the increased interest expense in the Current Quarter.

In the Current Quarter, the Company recorded no income tax benefit. Tax expense of $195,000 was recorded in the Prior Quarter representing the difference between the estimated benefit as previously reported in the period ended December 31, 2000 compared with the amount recognized in the Company's income tax return. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. The Company's net operating loss carry-forwards begin to expire in 2020. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had net income of $1,330,000 in the Current Quarter versus a net loss of $7,782,000 in the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $919,000 for the Current Quarter versus a loss of $9,844,000 in the Prior Quarter. The loss per common share was $0.17 for the Current Quarter compared with a loss per common share of $1.68 in the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Company's operating activities provided cash of approximately $701,000, primarily as a result of net income of $1,330,000. Non-cash expenses of $1,363,000 in depreciation and amortization and $87,000 in debenture discount amortization were partially offset by $883,000 of non-cash income composed of credits granted by a software licensor (net of amounts used). As previously described, of $2,000,000 of credits issued by a software licensor, the Company applied credits totaling $1,117,000 against certain software license fees in the Current Quarter. Cash generated by operating activities was partially reduced by several working capital requirements. The Company had an increase in accounts receivable of $451,000; a net decrease of $366,000 in accounts payable and accrued expenses; a decrease of $328,000 in customer deposits, deferred revenue and other liabilities; and payments against the accrued loss on leased facilities of $132,000.

The Company purchased all the outstanding shares of AmQUEST, Inc., which, with other transaction-related costs, used approximately $20,373,000 of cash in the current period. This transaction and the related issuance of debentures are more fully described below. Additional uses of cash in investing activities included $1,442,000 for the purchase of equipment, software, and other fixed assets and $43,000 for product development and enhancements. In addition, there was an increase in other assets related to fees for the issuance of the debentures.

Principal financing activities included proceeds of $10,000,000 from the issuance of debentures (more fully described below); and $3,080,000 in payments of principal with respect to debt and capital lease obligations.

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for an investment of $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to partially fund the acquisition of AmQUEST.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year to February 1, 2006 at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elects to extend the maturity date for one year), 14% per annum. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures.

The Initial Warrants have been issued pursuant to a warrant agreement and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire if unexercised by January 31, 2007. In addition, up to 1,500,000 of the Initial Warrants may be cancelled upon the prepayment of the Debentures. Cancellation of the Initial Warrants may take place as follows:

          (i) If the Debentures are repaid in full during the first year, 1,500,000 Initial Warrants will be cancelled.

         (ii) If the Debentures are repaid in full after February 1, 2003 and before February 1, 2005, Initial Warrants will be cancelled according to the following formula: 62,500 shares multiplied by the number of full months between the prepayment and February 1, 2005.

         (iii) The Company is entitled to make, at any time, one (and only one) partial prepayment of the Debentures in the amount of at least 50% of the total outstanding indebtedness. In the event of such a partial prepayment, the number of Initial Warrants to be cancelled shall be equal to the product of (a) the number of Initial Warrants that would be cancelled pursuant to items (i) and
(ii) as if full repayment had been made, and (b) the ratio of the amount of Debentures actually prepaid and the aggregate principal amount of Debentures outstanding on the date of such partial prepayment (the "Prepayment Fraction").

         (iv) If the Company makes a partial prepayment as described in (iii) and then, before February 1, 2005, repays all the remaining aggregate principal amount of Debentures outstanding, the number of Initial Warrants to be cancelled shall be equal to the product of (x) the number of Initial Warrants that would be cancelled pursuant to items (i) and (ii) as if full repayment had been made, and (y) 1 minus the Prepayment Fraction.

Additional Warrants, may be issued if the Company chooses to make interest payments using additional Debentures. Additional warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

In addition to net cash provided by operating activities described above, another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the three months ended March 31, 2002, the Company's EBITDA was $3,160,000 compared to an EBITDA loss of $6,466,000 in the Prior Quarter. EBITDA in the Current Quarter includes $2,000,000 of Credits issued by a software licensor, as previously described. Moreover, the significant improvement in EBITDA reflects organic revenue growth combined with the cost savings and the contribution of AmQUEST to the Company's operations.

In April 2002, the Company renegotiated the lease of its data center in metropolitan Atlanta and, separately, on May 6, 2002, the Company reached an agreement with the landlord of its partially developed data center in Northern Virginia to terminate the lease. Savings under the renegotiated and terminated leases are expected to add to EBITDA prospectively by approximately $600,000 per quarter.

As of March 30, 2002, the Company had cash and equivalents of $9,957,000. The Company believes that the combination of its cash and other current assets will provide adequate resources to fund its ongoing operating requirements.


NEW FINANCIAL ACCOUNTING STANDARDS

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

The Company applied SFAS 142 beginning January 1, 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, with no resulting impairment charge.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted SFAS 144 in the first quarter of 2002. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations, and cash flows.

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


ITEM 1 -LEGAL PROCEEDINGS

None.


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

At March 31, 2002, the Company's outstanding fixed rate debt approximated $12,215,000. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

      2.1 Stock Purchase Agreement dated as of February 5, 2002by and between the Company and American Software, Inc., incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed February 5, 2002.

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

      3.2     Amended and Restated By-Laws, incorporated by reference to Exhibit
              3.2 to the Company's Form 10-KSB for the period ended October 31, 1999.

      4.1 Securities Purchase Agreement dated as of February 1, 2002 by and between the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed February 5, 2002.

      4.2 Warrant Agreement dated as of February 1, 2002 by and between the Company and the Warrantholders party thereto, incorporated by reference to Exhibit 4.3 to a Current Report on Form 8-K filed February 5, 2002.

      4.3 Amended and Restated Registration Rights Agreement by and between the Company, and the Holders named therein, incorporated by reference to Exhibit 99.4 to a Current Report on Form 8-K filed February 5, 2002.

      4.4 Second Amended and Restated Stockholders Agreement dated as of February 1, 2002 by and between the Company and the Stockholders named therein, incorporated by reference to Exhibit 99.5 to a Current Report on Form 8-K filed February 5, 2002.

      4.5 Management Rights Letter dated as of February 1, 2002 between the Company and the Purchasers named therein, incorporated by reference to Exhibit 99.3 to a Current Report on Form 8-K filed February 5, 2002

      4.6 Agreement Letter dated as of February 1, 2002 between the Company, the Warrantholders named therein, and the Camden Entities named therein, incorporated by reference to Exhibit 99.6 to a Current Report on Form 8-K filed February 5, 2002

      10.1 First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and the Company.

      10.2 Lease Termination Agreement dated as of April 19, 2002 by and between Beco-Terminal LLC and the Company.

(b)     Reports on Form 8-K:

              A Current Report on Form 8-K was filed on February 5, 2002, covering the acquisition of AmQUEST, Inc. on February 5, 2002 and a related financing arrangement which closed on February 1, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFOCROSSING, INC.




                                             /s/
May 14, 2002                  ------------------------------------
                              Zach Lonstein
                              Chairman & Chief Executive Officer



                                             /s/
May 14, 2002                  ------------------------------------
                              William B. Fischer
                              Senior Vice President &
                                 Chief Financial Officer