Form 10-Q
period 2002-06-30
INFOCROSSING INC
filed 2002-08-13
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: JUNE 30, 2002

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

There were 5,353,426 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 7, 2002.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                            JUNE 30, 2002          DECEMBER 31, 2001
                                                                         ---------------------    --------------------
                                ASSETS                                       (UNAUDITED)
CURRENT ASSETS:
    Cash and equivalents                                                 $         6,470,671      $       24,343,819
    Accounts receivable, net of allowances of  $1,049,496 and
        $1,008,942                                                                 4,368,750               2,410,556
    Other current assets                                                           2,407,973               2,012,997
                                                                             -----------------        ----------------
                                                                                  13,247,394              28,767,372
PROPERTY and EQUIPMENT, net                                                       19,747,956              17,173,134
DEFERRED SOFTWARE, NET                                                             1,960,352               2,197,070
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                     1,094,534               2,525,531
OTHER INTANGIBLE ASSETS, NET                                                       1,287,537                 374,114
GOODWILL                                                                          29,122,579               7,736,773
                                                                             -----------------        ----------------
TOTAL ASSETS                                                             $        66,460,352      $       58,773,994
                                                                             =================        ================
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                     $         3,382,194      $        2,039,424
    Current portion of long-term debt                                                 43,490               1,000,000
    Current portion of capitalized lease obligations                               2,192,430                 893,683
    Accrued expenses                                                               6,361,313               6,120,923
    Other current liabilities                                                      1,097,165               3,764,447
                                                                             -----------------        ----------------
                                                                                  13,076,592              13,818,477
                                                                             -----------------        ----------------
LONG-TERM DEBT                                                                     8,529,026               1,761,728
                                                                             -----------------        ----------------
CAPITALIZED LEASE OBLIGATIONS                                                      1,846,645               1,870,718
                                                                             -----------------        ----------------
OTHER LONG-TERM LIABILITIES                                                        2,752,898               3,398,492
                                                                             -----------------        ----------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING
     PREFERRED STOCK; $0.01 par value; 300,000 shares authorized,
     157,377 shares issued and outstanding (liquidation preference
     of $71,114,205 at June 30, 2002)                                             48,507,208              43,960,634
                                                                             -----------------        ----------------
STOCKHOLDERS' DEFICIT:
     Preferred stock; $0.01 par value; 2,700,000 shares authorized;
          none issued                                                                   -                       -
     Common stock; $0.01 par value; 50,000,000 shares authorized;
          shares issued of 5,937,416 and 5,912,416 at June 30, 2002
          and December 31, 2001, respectively                                         59,374                  59,124
     Additional paid-in capital                                                   60,874,804              59,053,570
     Accumulated deficit                                                         (66,335,476)            (62,392,549)
                                                                             -----------------        ----------------
                                                                                  (5,401,298)             (3,279,855)
     Less 594,990 and 578,623 shares at June 30, 2002 and December 31,
          2001, respectively, of common stock held in treasury, at cost           (2,850,719)             (2,756,200)
                                                                             -----------------        ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (8,252,017)             (6,036,055)
                                                                             -----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $        66,460,352      $       58,773,994
                                                                             =================        ================

             See Notes to Consolidated Interim Financial Statements (Unaudited).


                        INFOCROSSING, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------    ----------------------------------
                                                   2002              2001               2002               2001
                                              ---------------    --------------    ---------------    ---------------

REVENUES                                      $   13,241,552     $   6,609,766     $   24,474,244     $   12,123,517
                                                  -----------       -----------        -----------        -----------
COSTS and EXPENSES:
     Operating costs                               9,165,052         8,217,793         14,582,740         16,582,111
     Selling and promotion expenses                  853,472           353,991          1,626,775            941,195
     General and administrative expenses           1,799,748         2,413,538          3,768,448          5,442,227
     Amortization of restricted stock award             -              718,750               -             1,437,500
     Amortization of goodwill                           -              163,847               -               322,046
     Other depreciation and amortization           1,579,467           780,757          2,941,989          1,502,294
                                                  -----------       -----------        -----------        -----------
                                                  13,397,739        12,648,676         22,919,952         26,227,373
                                                  -----------       -----------        -----------        -----------
INCOME (LOSS) FROM OPERATIONS                       (156,187)       (6,038,910)         1,554,292        (14,103,856)
                                                  -----------       -----------        -----------        -----------
OTHER (INCOME) EXPENSE:
     Interest income                                 (52,113)         (385,902)          (136,646)          (955,777)
     Interest expense                                622,000            87,860          1,087,291            179,701
                                                  -----------       -----------        -----------        -----------
                                                     569,887          (298,042)           950,645           (776,076)
                                                  -----------       -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (726,074)       (5,740,868)           603,647        (13,327,780)
     Income tax expense                                 -              502,000               -               697,000
                                                  -----------       -----------        -----------        -----------
NET INCOME (LOSS)                                   (726,074)       (6,242,868)           603,647        (14,024,780)
     Accretion of redeemable preferred stock        (903,476)         (819,273)        (1,785,123)        (1,618,750)
     Accrued dividends on redeemable
         preferred stock                          (1,394,395)       (1,288,206)        (2,761,451)        (2,551,154)
                                                  -----------       -----------        -----------        -----------
NET LOSS TO COMMON STOCKHOLDERS               $   (3,023,945)    $  (8,350,347)    $   (3,942,927)    $  (18,194,684)
                                                  ===========       ===========        ===========        ===========

BASIC AND DILUTED EARNINGS PER SHARE:
     Net loss to common stockholders          $        (0.57)    $       (1.42)    $        (0.74)    $        (3.10)
                                                  ===========       ===========        ===========        ===========
     Weighted average number of common
         shares outstanding                        5,342,426         5,870,282          5,342,378          5,872,079
                                                  ===========       ===========        ===========        ===========

             See Notes to Consolidated Interim Financial Statements (Unaudited).

                                     INFOCROSSING, INC. & SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               (UNAUDITED)

                                                           ADDITIONAL
                              COMMON                        PAID IN          ACCUMULATED          TREASURY
                              SHARES       PAR VALUE        CAPITAL            DEFICIT         STOCK AT COST          TOTAL
                             ----------   ------------   ---------------    ---------------    ---------------    --------------
Balances,                    5,912,416    $    59,124     $  59,053,570     $  (62,392,549)   $    (2,756,200)    $  (6,036,055)
    December 31, 2001

Exercise of stock option
    by the surrender of
    16,367 shares               25,000            250            94,275             -                 (94,519)                6

Accretion and
   accrued dividends
   on redeemable
   preferred stock             -               -                 -              (4,546,574)             -            (4,546,574)

Value of warrants
   given in connection
   with a debenture
   issuance                    -               -              1,720,000             -                   -             1,720,000

Miscellaneous                  -               -                  6,959             -                   -                 6,959

Net income                     -               -                 -                 603,647              -               603,647
                             ----------       --------       -----------        -----------        -----------       -----------
Balances,
    June 30, 2002            5,937,416    $    59,374     $  60,874,804     $  (66,335,476)   $    (2,850,719)    $  (8,252,017)
                             ----------       --------       -----------        -----------        -----------       -----------

             See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------------
                                                                                    2002                  2001
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                             $        603,647      $    (14,024,780)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
    Depreciation and amortization                                                    2,941,989             1,824,340
    Amortization of debenture discount                                                 219,923                -
    Amortization of restricted stock award                                              -                  1,437,500
    Decrease/(increase) in:
        Accounts receivable                                                           (389,972)              519,146
        Other current assets                                                          (191,551)            1,493,225
    Increase/(decrease) in:
        Accounts payable                                                              (788,841)             (434,618)
        Accrued expenses                                                            (1,666,555)              397,493
        Other current and long-term liabilities                                     (2,291,725)              242,450
                                                                                 ---------------        --------------
Net cash used in operating activities                                               (1,563,085)           (8,545,244)
                                                                                 ---------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (2,141,231)           (3,338,618)
    Purchase of AmQUEST, Inc.                                                      (20,414,456)               -
    Redemptions at maturity of investments in marketable debt securities                -                  3,413,069
    Purchases of treasury stock                                                         -                    (66,567)
    Increase in deferred software costs                                                (64,399)             (216,568)
    Decrease/(increase) in security deposits and other non-current assets               52,776                 3,673
                                                                                 ---------------        --------------
Net cash used in investing activities                                              (22,567,310)             (205,011)
                                                                                 ---------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debentures and other debt                             10,000,000                11,659
    Repayment of debt                                                               (2,689,135)              (28,280)
    Repayment of capitalized leases                                                 (1,028,407)             (387,114)
    Miscellaneous stock payment                                                          6,959                -
    Advances to related parties, net                                                    (6,387)             (436,770)
                                                                                 ---------------        --------------
Net cash provided by/(used in) financing activities                                  6,283,030              (840,505)
                                                                                 ---------------        --------------
Net cash used in continuing operations                                             (17,847,365)           (9,590,760)
                                                                                 ---------------        --------------
CASH FLOW FROM DISCONTINUED OPERATION:
    Payments on accrued loss on leased facilities relating to discontinued
operation                                                                              (25,783)              (33,971)
                                                                                 ---------------        --------------
NET DECREASE IN CASH AND EQUIVALENTS                                               (17,873,148)           (9,624,731)
CASH AND EQUIVALENTS, BEGINNING OF THE PERIOD                                       24,343,819            36,763,831
                                                                                 ---------------        --------------
CASH AND EQUIVALENTS, END OF THE PERIOD                                       $      6,470,671      $     27,139,100
                                                                                 ===============        ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash interest paid                                                    $        356,572      $        200,955
                                                                                 ===============        ==============
        Income taxes paid                                                     $          5,000      $         32,655
                                                                                 ===============        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
       Forfeiture of security deposit in partial settlement of lease          $      1,460,000      $         -
                                                                                 ===============        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
       Fees and other costs accrued in connection with the purchase of
           AmQUEST                                                            $        406,515      $         -
                                                                                 ===============        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
       Equipment purchased subject to capital leases                          $        901,458      $         57,500
                                                                                 ===============        ==============
       Treasury shares received in payment of a stock option exercise         $         94,525      $        117,000
                                                                                 ===============        ==============

             See Notes to Consolidated Interim Financial Statements (Unaudited).

                        INFOCROSSING, INC. & SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002; the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001; the consolidated statement of stockholders' deficit for the six months ended June 30, 2002; and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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


2. PURCHASE OF AMQUEST, INC.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), a Georgia corporation, from its former parent company American Software, Inc. ("ASI") (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to finalizing certain post closing adjustments. In addition, the Company incurred an estimated $537,000 in professional fees and other costs.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 3 and cash held by the Company.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated approximately $21,386,000 in goodwill.

The following unaudited condensed consolidated pro forma financial statement of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of each of the years presented (January 1, 2002 and 2001). The pro forma statement of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

                    CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                  ------------------------------    -------------------------------
                                      2002             2001             2002             2001
                                  -------------    -------------    -------------    --------------
Revenues                          $    13,242      $    10,138      $    25,949      $     20,581
                                      ---------        ---------       ----------        ----------
Net income (loss)                        (637)          (7,272)             478           (16,755)
                                      =========        =========       ==========        ==========
Net loss to common stockholders   $    (2,934)     $    (9,380)     $    (4,068)     $    (20,925)
                                      =========        =========       ==========        ==========
Net loss to common stockholders
    per basic and diluted share   $     (0.55)     $     (1.59)     $     (0.76)     $      (3.56)
                                      =========        =========       ==========        ==========

3. DEBT

Private Sale of Debentures with Warrants

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to partially fund the AmQUEST Acquisition.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elects to extend the maturity date as described above), 14% per annum from February 1, 2005. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures. Additional Warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

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

The Initial Warrants have been issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and the Investors (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire on January 31, 2007 and may be cancelled, in part, upon the prepayment of the Debentures as more fully described in the Warrant Agreement.

On July 31, 2002, the Company made the interest payment then due by issuing additional Debentures totaling $600,000. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Warrants to purchase 60,000 shares of common stock.

Repayment of Bank Loan

At the time of the AmQUEST Acquisition, the Company repaid the $2,660,000 balance outstanding on a bank loan.


4. SETTLEMENTS

CREDITS GRANTED

On January 10, 2002, the Company and a software licensor (the "Licensor") entered into a Release Agreement (the "Agreement") in settlement of a dispute of certain claims the Company had sought against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor. Pursuant to the Agreement, the Company agreed to release and hold harmless the Licensor and its subsidiaries from any and all claims, damages, actions or causes of action of any kind arising prior to the date of the Agreement.

The Company expected that it would fully utilize the Credits in 2002 and, accordingly, recognized the Credits in its statement of operations in the three months ended March 31, 2002. Additionally, accrued expenses related to the unpaid support fees totaling $796,000 were reversed in connection with the Agreement. As of June 30, 2002, all of the Credits had been used.

LEASES RENEGOTIATED

In April 2002, the Company renegotiated its lease with respect to a data center in the Atlanta, Georgia, metropolitan area. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for its pro rata share of expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million. The Company is relocating the operations of AmQUEST to the facility.

Also in May 2002, the Company reached an agreement with the landlord of a facility the Company had been developing in the Northern Virginia high tech corridor. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs.

5. GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company applied SFAS 142 beginning January 1, 2002. The Company has performed the impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, with no resulting impairment charge.

SFAS 142 also requires that the Company report, on a pro forma basis, the amount of net income or loss for periods presented prior to January 1, 2002 as if SFAS 142 were implemented on January 1, 2001 and goodwill had not been amortized.

                  CONSOLIDATED PRO FORMA STATEMENT OF NET LOSS

                               FOR THE THREE MONTHS ENDED JUNE 30, 2001   FOR THE SIX MONTHS ENDED JUNE 30, 2001
                               ----------------------------------------   ---------------------------------------
                                  AS REPORTED           PRO FORMA           AS REPORTED            PRO FORMA
                               ------------------    -----------------    -----------------    ------------------
Net loss                       $     (6,243,000)     $    (6,079,000)     $   (14,025,000)     $    (13,703,000)
                                   --------------       --------------        -------------       ---------------
Net loss to common
     stockholders              $     (8,351,000)     $    (8,187,000)     $   (18,195,000)     $    (17,873,000)
                                   ==============       ==============        =============       ===============
Net loss to common
    stockholders per
    diluted share              $          (1.42)     $         (1.39)     $         (3.10)     $          (3.04)
                                   ==============       ==============        =============       ===============


6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average shares outstanding. Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three and six-month periods ended June 30, 2002 and 2001, common stock equivalents are ignored since the effect of including such equivalents would have been antidilutive.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Infocrossing is a premier provider of a full range of IT outsourcing services, including mainframe and open systems outsourcing, business process outsourcing, IT infrastructure consulting and business continuity services. Due to rapid changes and increasing complexities in information technology, outsourcing is an efficient solution for many businesses and continues to be a growing trend. The Company has grown through strategic acquisitions as well as organic growth.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), from American Software, Inc. ("ASI") (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to certain post closing adjustments. In addition, the Company has incurred an estimated $537,000 in other acquisition related costs. The acquisition combines two highly complementary businesses and allows Infocrossing and its customers to benefit from increased scale, enhanced services, and expanded geographic reach. Consistent with the Company's historical revenue base, AmQUEST's revenues are derived primarily from multi-year service contracts. The combination strengthens Infocrossing's position as one of the leading providers of IT outsourcing solutions for large and mid-size companies.

THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

For the three months ended June 30, 2002 (the "Current Quarter"), revenues increased $6,632,000 (100%) to $13,242,000 from $6,610,000 for the three months ended June 30, 2001 (the "Prior Quarter"). Revenues from AmQUEST contributed $4,649,000 of this increase. Revenues grew by 30%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract, signed in 2001, with an initial term of four years. The contract is subject to three automatic annual renewals beginning in September 2005. Revenues from this significant customer were $895,000 in the Prior Quarter compared with $3,759,000 in the Current Quarter, representing 14% and 28% of total revenues in the respective periods. The increased revenues to this customer reflect a lower level of services at the outset of the agreement.

Operating costs increased $947,000 (12%) to $9,165,000 during the Current Quarter compared with $8,218,000 for the Prior Quarter. With the additional operating costs of AmQUEST excluded, operating costs declined by $2,139,000 (26%). The reduced level of operating costs reflects actions the Company took in 2001 to minimize its costs through staff reductions. In addition, in 2001 the Company suspended operations at its metropolitan Atlanta data center and the further development of a Northern Virginia data center. Operating costs as a percentage of revenues decreased to 69% in the Current Quarter from 124% in the Prior Quarter. The Company expects that its operating costs will continue to decrease as a percentage of revenues, to approximately 60% by the end of 2002.

In April 2002, the Company renegotiated the lease of its metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for its pro rata share of expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million. The Company previously announced its plan to relocate most of the operations of AmQUEST to this data center. The relocation plan is on schedule and expected to be completed in the third quarter.

Also in May 2002, the Company reached an agreement with the landlord of the Northern Virginia data center. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. Included in operating costs in the Prior Quarter are costs for this facility of $630,000.

Selling and promotion costs increased $499,000 (141%) to $853,000 in the Current Quarter from $354,000 in the Prior Quarter. Selling and promotion costs as a percentage of revenues increased to 6% from 5% in the Prior Quarter, due to staff reductions early in the Prior Quarter, and the restaffing of the sales force this year with the AmQUEST acquisition.

General and administrative expense decreased $614,000 (25%) to $1,800,000 for the Current Quarter from $2,414,000 for the Prior Quarter. With the effect of AmQUEST excluded, general and administrative expense declined $838,000 (35%), reflecting in large part the cost savings initiatives and staff reductions during 2001.

Amortization related to a restricted stock award to a former executive was $719,000 in the Prior Quarter. The former executive resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Quarter, goodwill amortization was $164,000.

Other depreciation and amortization for fixed assets and other intangibles increased $799,000 (102%), from $781,000 in the Prior Quarter to $1,580,000 for the Current Quarter. With the effect of AmQUEST removed, other depreciation and amortization increased $139,000 (18%), primarily as a result of fixed asset purchases since December 31, 2001.

The Company recorded net interest expense of $570,000 in the Current Quarter, compared with net interest income of $298,000 in the Prior Quarter. The net change of $868,000 reflects a decrease in interest income of $334,000 from a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $534,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter. In February 2002, the Company issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in the Current Quarter.

In the Current Quarter, the Company recorded no income tax expense. Tax expense of $502,000 was recorded in the Prior Quarter. This expense represented a reconciliation between the estimated benefit reported in the period ended December 31, 2000 and the amount recognized in the Company's income tax return. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. At June 30, 2002, the Company has net operating loss carry-forwards of approximately $32 million for federal tax purposes that begin to expire in 2020. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $726,000 in the Current Quarter versus a net loss of $6,243,000 for the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $3,024,000 for the Current Quarter compared to a loss of $8,350,000 in the Prior Quarter. The loss per common share was $0.57 for the Current Quarter compared with a loss per common share of $1.42 in the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

For the six months ended June 30, 2002 (the "Current Period"), revenues increased $12,351,000 (102%) to $24,474,000 from $12,124,000 for the six months ended June 30, 2001 (the "Prior Period"). Revenues from AmQUEST contributed $7,791,000 of this increase. Revenues grew by 38%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract, signed in 2001, with an initial term of four years. The contract is subject to three automatic annual renewals beginning in September 2005. Revenues from this significant customer were $895,000 in the Prior Period compared with $7,338,000 in the Current Period, representing 7% and 30% of total revenues in the respective periods. The increased revenues to this customer reflect a lower level of services at the outset of the agreement.

Operating costs decreased $1,999,000 (12%) to $14,583,000 during the Current Period compared with $16,582,000 for the Prior Period. With the additional operating costs of AmQUEST excluded, operating costs declined by $7,300,000 (44%). The reduced level of operating costs reflects actions the Company took in 2001 to minimize its costs through staff reductions and by suspending operations at its metropolitan Atlanta data center and the further development of the Northern Virginia data center. Operating costs as a percentage of revenues decreased to 60% in the Current Period from 137% in the Prior Period. Operating costs in the Current Period reflect the benefit from the settlement with a software licensor described below. The Company expects that its recurring operating costs will continue to decrease as a percentage of revenues, to approximately 60% by the end of 2002.

In April 2002, the Company renegotiated the lease of its metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for its pro rata share of expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million. The Company previously announced its plan to relocate most of the operations of AmQUEST to this data center. The relocation plan is on schedule and expected to be completed in the third quarter.

Also in May 2002, the Company reached an agreement with the landlord of the Northern Virginia data center. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. Included in operating costs in the Current Period and Prior Period are costs for this facility of $397,000 and $1,132,000, respectively.

On January 10, 2002, the Company settled a dispute of certain claims with a software licensor. Pursuant to the settlement, the Company received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). The entire value of the Credits has been recorded in the Current Period, and as of June 30, 2002, all the Credits have been applied against certain software license fees. Additionally, the Company reversed accrued expenses of $796,000 for software support and maintenance fees in the Current Period in connection with the settlement of the dispute.

Selling and promotion costs increased $686,000 (73%) to $1,627,000 for the Current Period from $941,000 for the Prior Period. The source of the increase was the expanded salesforce gained in the AmQUEST acquisition. Selling and promotion costs as a percentage of revenues decreased to 7% from 8% in the Prior Period. The reduction in the percentage in the selling and promotion costs results from staff reductions and savings initiated in the second quarter of the prior year.

General and administrative expense decreased $1,674,000 (31%) to $3,768,000 for the Current Period from $5,442,000 for the Prior Period. With the effect of AmQUEST excluded, general and administrative expense declined $1,950,000 (36%), reflecting in large part the cost savings initiatives and staff reductions during 2001.

Amortization related to a restricted stock award to a former executive was $1,438,000 in the Prior Period. The former executive resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Period, goodwill amortization was $322,000.

Other depreciation and amortization for fixed assets and other intangibles rose $1,440,000 (96%), from $1,502,000 for the Prior Period to $2,942,000 for the
Current Period. With the effect of AmQUEST removed, other depreciation and amortization increased $606,000 (40%), primarily as a result of fixed asset purchases since December 31, 2001.

The Company recorded net interest expense of $951,000 in the Current Period, compared with net interest income of $776,000 in the Prior Period. The net change of $1,727,000 reflects a decrease in interest income of $819,000 from a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $908,000 in interest expense on a larger average outstanding debt balance than in the Prior Period. In February 2002, the Company issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in the Current Period.

In the Current Period, the Company recorded no income tax expense. Tax expense of $697,000 was recorded in the Prior Period. This expense represented a reconciliation between the estimated benefit reported in the period ended December 31, 2000 and the amount recognized in the Company's income tax return. The cumulative tax benefit recorded by the Company is limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. The Company has net operating loss carry-forwards of approximately $32 million for federal income tax purposes that begin to expire in 2020. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net income of $604,000 for the Current Period versus a net loss of $14,025,000 for the Prior Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $3,943,000 for the Current Period compared to a loss of $18,195,000 in the Prior Period. The loss per common share was $0.74 for the Current Period compared with a loss per common share of $3.10 in the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company's operating activities used cash of approximately $1,563,000. The Company had net income of $604,000 and non-cash expenses of $2,942,000 in depreciation and amortization and $220,000 in debenture discount amortization. Uses of cash included payments from accounts payable and accrued expenses of $2,455,000 and accrued office lease closing amounts of $1,694,000, including $1,515,000 in settlement of a building lease in the Northern Virginia high tech corridor. This settlement agreement, which also involved the forfeiture of a $1,460,000 deposit, releases the Company from the future payments under the lease, which amounted to approximately $30 million through November 2015. The settlement was accrued as of December 31, 2001.

The Company purchased all the outstanding shares of AmQUEST which, with other transaction-related costs, used approximately $20,414,000 of cash in the current period. This transaction and the related issuance of debentures are more fully described below. Additional uses of cash in investing activities included $2,141,000 for the purchase of property and equipment, excluding $901,000 that was acquired pursuant to capital leases.

Principal financing activities included proceeds of $10,000,000 from the issuance of debentures (more fully described below). Cash used in financing activities included $3,718,000 in payments of principal with respect to debt and capital lease obligations.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST. As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to finalizing certain post closing adjustments. In addition, the Company incurred an estimated $537,000 in professional fees and other costs.

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to partially fund the acquisition of AmQUEST.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elects to extend the maturity date for one year), 14% per annum from February 1, 2005. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or
(c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures. Additional Warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

The Initial Warrants have been issued pursuant to a warrant agreement and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Warrants is $5.86. The Warrants expire if unexercised by January 31, 2007 and may be cancelled upon the prepayment of the Debentures, as more fully described in the Warrant Agreement.

On July 31, 2002, the Company made the interest payment then due by issuing additional Debentures totaling $600,000. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If the Debentures remain unpaid at February 1, 2004, the Company will be required to issue Additional Warrants to purchase 60,000 shares of common stock.

In addition to net cash provided by operating activities described above, another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the six months ended June 30, 2002, the Company's EBITDA was $4,496,000 compared to an EBITDA loss of $10,842,000 in the Prior Period. EBITDA in the Current Period includes $2,796,000 of Credits issued by a software licensor, as previously described. Moreover, the significant improvement in EBITDA reflects organic revenue growth combined with the cost savings and the contribution of AmQUEST to the Company's operations. EBITDA in the Current Quarter was $1,424,00 compared to an EBITDA loss of $4,375,000 in the Prior Quarter. Credits from the software licensor did not affect EBITDA in the Current Quarter as all such Credits were recognized in the first quarter of 2002.

As noted elsewhere in this Report, in April 2002 the Company renegotiated the lease of its data center in metropolitan Atlanta. The Company plans to relocate the operations of AmQUEST to this facility by the end of the third quarter. Also, in May 2002 the Company reached an agreement with the landlord to terminate the lease of its partially developed data center in Northern Virginia. In the Prior Quarter and Prior Period costs associated with the Northern Virginia data center were $630,000 and $1,132,000, respectively.

As of June 30, 2002, the Company had cash and equivalents of $6,471,000. The Company believes that the combination of its cash and other current assets will provide adequate resources to fund its ongoing operating requirements.

EBITDA

"EBITDA" is defined as earnings before income taxes, depreciation, amortization, amortization of a restricted stock award, interest, exchange gains, exchange losses and, when applicable, loss on excess office space, restructuring costs, impairment of assets, and other income and expenses. The issuance of purchase credits by a software licensor in connection with the settlement of a dispute has been treated as an operating item and is included in EBITDA. EBITDA should not be considered as an alternative to operating income, as defined by accounting principles generally accepted in the United States, as an indicator of our operating performance, or to cash flows, as a measure of liquidity.

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

The Company applied SFAS 142 beginning January 1, 2002. The Company performed the impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, with no resulting impairment charge.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted SFAS 144 in the first quarter of 2002. The adoption of this statement did not have a material impact on its financial position, results of operations, and cash flows.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the selection and application of significant accounting policies, and which requires management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting polices.

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

PART II - OTHER INFORMATION
ITEM 1 -LEGAL PROCEEDINGS

None.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company generally invests in fixed income securities - typically commercial paper, certificates of deposit and money market accounts issued only by major corporations and financial institutions of recognized strength and security - and holds all investments to maturity.

At June 30, 2002, the Company's outstanding fixed rate debt approximated $14,112,000. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

Market Risk

The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has policies and business practices to mitigate the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

Foreign Currency Risks

The Company has no material foreign operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders (the "Meeting") held on June 25, 2002, the stockholders elected three directors for a three year term. The votes were as follows:
                           FOR        WITHHELD
Zach Lonstein            6,258,267       282,325
Robert Wallach           6,199,329       341,263
Samantha McCuen          6,503,202        37,390

Ms. Kathleen Perone and Messrs. Timothy Billings, Peter DaPuzzo, Richard Keller, Michael Targoff, and Tyler Zachem have terms expiring in 2003 and beyond and continue as Directors of the Company.

In addition, the stockholders approved, by a vote of 4,999,694 in favor and 37,710 against with 1,503,188 abstentions and broker non-votes, the granting of up to 2,639,420 Warrants issued or potentially issuable in connection with the sale of $10,000,000 of debentures to a group of private investors.

The Company's common stock is listed on The Nasdaq National Market. The National Association of Securities Dealers ("NASD") rules governing Nasdaq require stockholder approval of any issuance of securities that will result in the issuance of shares representing 20% or more of the issuer's outstanding shares of common stock or voting power prior to the issuance of such securities, at a price per share below the greater of book value or market value of the issuer's common stock.

As of the issuance date for the Warrants, there were 5,342,426 shares of common stock issued and outstanding. Assuming immediate exercise of all of the Warrants beneficially owned or held by the holders thereof, the total number of shares of Common Stock that the Company could issue upon the exercise of the Warrants could be up to 2,639,420 shares of Common Stock, well in excess of the 20% threshold.

The affirmative vote of the stockholders preserves the Company's compliance with the NASD listing requirements.

The stockholders also approved, by a vote of 4,658,291 for and 378,873 against with 1,503,248 abstentions and broker non-votes, to adopt the 2002 Stock Option and Stock Appreciation Rights Plan ("New Plan") and to set the number of shares of common stock for which options may be granted under the New Plan at 1,000,000. A previous plan, established in 1992, remains in effect for any unexercised options, but no new options may be granted under this previous plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

       2.1 Stock Purchase Agreement dated as of February 5, 2002 by and between the Company and American Software, Inc., incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed February 5, 2002.

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

      4.5 Management Rights Letter dated as of February 1, 2002 between the Company and the Purchasers named therein, incorporated by reference to Exhibit 99.3 to a Current Report on Form 8-K filed February 5, 2002.

      4.6 Agreement Letter dated as of February 1, 2002 between the Company, the Warrantholders named therein, and the Camden Entities named therein, incorporated by reference to Exhibit 99.6 to a Current Report on Form 8-K filed February 5, 2002.

     10.1 First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for March 31, 2002.

     10.2 Lease Termination Agreement dated as of April 19, 2002 by and between Beco-Terminal LLC and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for March 31, 2002.

(b)     Reports on Form 8-K:

          An amendment containing financial statements and pro forma financial information was filed April 22, 2002 to a Current Report on Form 8-K originally filed February 5, 2002, regarding the acquisition of AmQUEST, Inc. on February 5, 2002 and a related financing arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFOCROSSING, INC.



                                                   /s/
August 12, 2002                        ------------------------------------
                                       Zach Lonstein
                                       Chairman & Chief Executive Officer



                                                   /s/
August 12, 2002                        ------------------------------------
                                       William B. Fischer
                                       Senior Vice President &
                                            Chief Financial Officer