Form 10-Q
period 2002-09-30
INFOCROSSING INC
filed 2002-11-08
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2002

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

There were 5,371,311 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 6, 2002.

Transitional Small Business Disclosure Form (check one):        Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                          SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                         ---------------------    --------------------
                                ASSETS                                       (UNAUDITED)
CURRENT ASSETS:
    Cash and equivalents                                                 $         5,163,915      $       24,343,819
    Accounts receivable, net of allowances of
       $1,020,605 and $1,008,942                                                   5,188,622               2,410,556
    Other current assets                                                           2,516,052               2,012,997
                                                                           -----------------        ----------------
                                                                                  12,868,589              28,767,372
PROPERTY and EQUIPMENT, net                                                       20,017,379              17,173,134
DEFERRED SOFTWARE, NET                                                             1,841,802               2,197,070
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                     1,075,427               2,525,531
OTHER INTANGIBLE ASSETS, NET                                                       1,142,068                 374,114
GOODWILL                                                                          29,454,381               7,736,773
                                                                           -----------------        ----------------
TOTAL ASSETS                                                             $        66,399,646      $       58,773,994
                                                                           =================        ================
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                     $         4,478,477      $        2,039,424
    Current portion of long-term debt                                                 26,610               1,000,000
    Current portion of capitalized lease obligations                               1,989,517                 893,683
    Accrued expenses                                                               5,453,137               6,120,923
    Income taxes payable                                                              67,400                  -
    Other current liabilities                                                        687,424               3,764,447
                                                                           -----------------        ----------------
                                                                                  12,702,565              13,818,477
                                                                           -----------------        ----------------
LONG-TERM DEBT                                                                     9,258,543               1,761,728
                                                                           -----------------        ----------------
CAPITALIZED LEASE OBLIGATIONS                                                      1,696,032               1,870,718
                                                                           -----------------        ----------------
OTHER LONG-TERM LIABILITIES                                                        2,325,482               3,398,492
                                                                           -----------------        ----------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING
     PREFERRED STOCK; $0.01 par value; 300,000 shares authorized, 157,377 shares issued and outstanding (liquidation preference of $72,536,489 at
     September 30, 2002)                                                          50,855,340              43,960,634
                                                                           -----------------        ----------------
STOCKHOLDERS' DEFICIT:
     Preferred stock; $0.01 par value; 2,700,000 shares authorized;
         none issued                                                                    -                       -
     Common stock; $0.01 par value; 50,000,000 shares authorized;
         shares issued of 5,965,801 and 5,912,416 at September 30, 2002
         and December 31, 2001, respectively                                          59,658                  59,124
     Additional paid-in capital                                                   61,066,378              59,053,570
     Accumulated deficit                                                         (68,713,633)            (62,392,549)
                                                                           -----------------        ----------------
                                                                                  (7,587,597)             (3,279,855)
     Less 594,990 and 578,623 shares at September 30, 2002 and December 31,
          2001, respectively, of common stock held in treasury, at cost           (2,850,719)             (2,756,200)
                                                                           -----------------        ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (10,438,316)             (6,036,055)
                                                                           -----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $        66,399,646      $       58,773,994
                                                                           =================        ================



       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------    ----------------------------------
                                                   2002              2001               2002               2001
                                              ---------------    --------------    ---------------    ---------------

REVENUES                                      $   12,905,577     $  7,354,307      $   37,379,821     $  19,477,824
                                                 -----------      -----------         -----------       -----------
COSTS and EXPENSES:
     Operating costs                               8,631,513        7,353,396          23,214,253        22,600,333
     Selling and promotion expenses                  740,528          784,637           2,367,303         3,061,006
     General and administrative expenses           1,743,566        2,364,593           5,512,014         7,806,820
     Leased facilities and office closings          (289,860)           -                (289,860)            -
     Amortization of restricted stock award            -              718,750               -             2,156,250
     Amortization of goodwill                          -              161,021               -               483,067
     Other depreciation and amortization           1,473,911          896,995           4,415,900         2,399,289
                                                 -----------      -----------         -----------       -----------
                                                  12,299,658       12,279,392          35,219,610        38,506,765
                                                 -----------      -----------         -----------       -----------
INCOME (LOSS) FROM OPERATIONS                        605,919       (4,925,085)          2,160,211       (19,028,941)
                                                 -----------      -----------         -----------       -----------
OTHER (INCOME) EXPENSE:
     Interest income                                 (36,304)        (269,252)           (172,949)       (1,225,030)
     Interest expense                                604,848          144,071           1,692,138           323,773
                                                 -----------      -----------         -----------       -----------
                                                     568,544         (125,181)          1,519,189          (901,257)
                                                 -----------      -----------         -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                     37,375       (4,799,904)            641,022       (18,127,684)
     Income tax expense                               67,400            -                  67,400           697,000
                                                 -----------      -----------         -----------       -----------
NET INCOME (LOSS)                                    (30,025)      (4,799,904)            573,622       (18,824,684)
     Accretion of redeemable preferred stock        (925,847)        (839,557)         (2,710,970)       (2,458,307)
     Accrued dividends on redeemable
         preferred stock                          (1,422,285)      (1,313,971)         (4,183,736)       (3,865,125)
                                                 -----------      -----------         -----------       -----------
NET LOSS TO COMMON STOCKHOLDERS               $   (2,378,157)    $ (6,953,432)     $   (6,321,084)    $ (25,148,116)
                                                 ===========      ===========         ===========       ===========

BASIC AND DILUTED EARNINGS PER SHARE:
     Net loss to common stockholders          $        (0.44)    $      (1.18)     $        (1.18)    $       (4.28)
                                                 ===========      ===========         ===========       ===========
     Weighted average number of common
         shares outstanding                        5,353,633        5,870,282           5,346,171         5,871,472
                                                 ===========      ===========         ===========       ===========


       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------------
                                                                                 2002                      2001
                                                                        ------------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                       $              573,622       $   (18,824,684)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
    Depreciation and amortization                                                    4,415,900             2,882,355
    Amortization of debenture discount                                                 354,672                -
    Amortization of restricted stock award                                              -                  2,156,250
    Leased facilities and office closings                                             (289,860)               -
    Decrease/(increase) in:
        Accounts receivable                                                         (1,209,844)           (1,328,051)
        Other current assets                                                          (289,844)            3,722,089
    Increase/(decrease) in:
        Accounts payable                                                               307,438               341,559
        Income taxes payable                                                            67,400               697,000
        Accrued expenses                                                            (1,974,735)            2,280,490
        Other current and long-term liabilities                                     (2,826,125)            1,168,614
                                                                              ----------------        --------------
Net cash used in operating activities                                                 (871,376)           (6,904,378)
                                                                              ----------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (3,237,824)           (8,692,359)
    Purchase of AmQUEST, Inc.                                                      (20,746,257)               -
    Redemptions at maturity of investments in marketable debt securities                -                  3,413,069
    Purchases of treasury stock                                                         -                    (66,567)
    Increase in deferred software costs                                               (101,244)             (267,255)
    Decrease in security deposits and other non-current assets                          69,444                23,111
                                                                              ----------------        --------------
Net cash used in investing activities                                              (24,015,881)           (5,590,001)
                                                                              ----------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debentures and other debt                             10,000,000             3,011,659
    Repayment of debt and capitalized leases                                        (4,436,617)             (705,024)
    Stock option exercises and other stock transaction                                 198,817                -
    Advances to related parties, net                                                   (16,173)             (469,338)
                                                                              ----------------        --------------
Net cash provided by/(used in) financing activities                                  5,746,027             1,837,297
                                                                              ----------------        --------------
Net cash used in continuing operations                                             (19,141,230)          (10,657,082)
                                                                              ----------------        --------------
CASH FLOW FROM DISCONTINUED OPERATION:
    Payments on accrued loss on leased facilities relating to
         discontinued operation                                                        (38,674)              (50,958)
                                                                              ----------------        --------------
Net decrease in cash and equivalents                                               (19,179,904)          (10,708,040)
Cash and equivalents, beginning of the period                                       24,343,819            36,763,831
                                                                              ----------------        --------------
Cash and equivalents, end of the period                                 $            5,163,915       $    26,055,791
                                                                              ================        ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash interest paid                                              $              529,676       $       292,076
                                                                              ================        ==============
        Income taxes paid                                               $                6,500       $        38,082
                                                                              ================        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
       Forfeiture of security deposit in partial settlement of lease    $            1,460,000       $        -
                                                                              ================        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
       Fees and other costs accrued in connection with the purchase
             of AmQUEST                                                 $              406,515       $        -
                                                                              ================        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
       Equipment purchased subject to capital leases                    $            1,244,895       $        57,500
                                                                              ================        ==============
       Debentures issued in lieu of an interest payment                 $              600,000       $        -
                                                                              ================        ==============
       Treasury shares received in payment of a stock option exercise   $               94,525       $       117,000
                                                                              ================        ==============

       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                          ADDITIONAL
                             COMMON                         PAID IN         ACCUMULATED          TREASURY
                             SHARES       PAR VALUE         CAPITAL           DEFICIT         STOCK AT COST           TOTAL
                            ----------    -----------    --------------    ---------------    ---------------    ---------------
Balances,
    December 31, 2001       5,912,416     $  59,124      $  59,053,570     $   (62,392,549)   $   (2,756,200)    $  (6,036,055)
Exercise of stock option
    by the surrender of
    16,367 shares              25,000           250             94,275               -               (94,519)                6
Accretion and
   accrued dividends
   on redeemable
   preferred stock              -             -                  -              (6,894,706)            -            (6,894,706)
Value of warrants
   given in connection
   with a debenture
   issuance                     -             -              1,720,000               -                 -             1,720,000
Exercises of options           28,385           284            191,574               -                 -               191,858
Miscellaneous                   -             -                  6,959               -                 -                 6,959
Net income                      -             -                  -                 573,622             -               573,622
                           ----------      --------        -----------         -----------       -----------      ------------
Balances,
    September 30, 2002      5,965,801     $  59,658     $   61,066,378     $   (68,713,633)   $   (2,850,719)    $ (10,438,316)
                           ==========      ========        ===========         ===========       ===========      ============



       See Notes to Consolidated Interim Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2002; the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001; the consolidated statement of stockholders' deficit for the nine months ended September 30, 2002; and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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


2. PURCHASE OF AMQUEST, INC.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), a Georgia corporation, from its former parent company American Software, Inc. ("ASI") (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI $20,284,000 in cash, subject to finalizing certain post closing adjustments. In addition, the Company incurred an estimated $537,000 in professional fees and other costs related to the acquisition.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 3 and cash held by the Company.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated approximately $21,718,000 in goodwill.

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

                    CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                  ------------------------------    -------------------------------
                                      2002             2001             2002             2001
                                  -------------    -------------    -------------    --------------
Revenues                          $    12,906      $    11,863      $    38,855      $     33,445
                                    ---------        ---------       ----------        ----------
Net income (loss)                         (30)          (4,969)             449           (21,724)
                                    =========        =========       ==========        ==========
Net loss to common stockholders   $    (2,378)     $    (7,123)     $    (6,445)     $    (28,048)
                                    =========        =========       ==========        ==========
Net loss to common stockholders
    per basic and diluted share   $     (0.44)     $     (1.21)     $     (1.21)     $      (4.78)
                                    =========        =========       ==========        ==========

3. DEBT

Private Sale of Debentures with Warrants

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to fund a portion of the cost of the AmQUEST Acquisition.

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

4. SETTLEMENTS

CREDITS GRANTED

In January 2002, the Company and a software licensor (the "Licensor") entered into a Release Agreement (the "Agreement") in settlement of a dispute of certain claims the Company had sought against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor. Pursuant to the Agreement, the Company agreed to release and hold harmless the Licensor and its subsidiaries from any and all claims, damages, actions or causes of action of any kind arising prior to the date of the Agreement.

The Company expected that it would fully utilize the Credits in 2002 and, accordingly, recognized the Credits in its statement of operations in the three months ended March 31, 2002. Additionally, accrued expenses related to the unpaid support fees totaling $796,000 were reversed in connection with the Agreement. As of September 30, 2002, all of the Credits had been used.

RENEGOTIATED LEASES

In April 2002, the Company renegotiated its lease with respect to a data center in the Atlanta, Georgia, metropolitan area. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. The Company is relocating the operations of AmQUEST to the facility.

Also in May 2002, the Company reached an agreement with the landlord of a facility the Company had been developing in the Northern Virginia high tech corridor. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During the current quarter, approximately $290,000 of the provision relating to estimated settlement costs was eliminated.


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

                                  CONSOLIDATED PRO FORMA STATEMENT OF NET LOSS
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                     FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001                         SEPTEMBER 30, 2001
                               ---------------------------------------    ---------------------------------------
                                  AS REPORTED           PRO FORMA           AS REPORTED            PRO FORMA
                               ------------------    -----------------    -----------------    ------------------
Net loss                       $     (4,800,000)     $    (4,639,000)     $    (18,825,000)     $   (18,342,000)
                                 --------------       --------------        --------------       --------------
Net loss to common
stockholders                   $     (6,953,000)     $    (6,792,000)     $    (25,148,000)     $   (24,665,000)
                                 ==============       ==============        ==============       ==============
Net loss to common
    stockholders per
    diluted share              $          (1.18)     $         (1.16)     $          (4.28)     $         (4.20)
                                 ==============       ==============        ==============       ==============

6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average shares outstanding. Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three and nine-month periods ended September 30, 2002 and 2001, common stock equivalents are ignored since the effect of including such equivalents would have been antidilutive.

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

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

For the three months ended September 30, 2002 (the "Current Quarter"), revenues increased 5,552,000 (75%) to $12,906,000 from $7,354,000 for the three months ended September 30, 2001 (the "Prior Quarter"). Revenues from AmQUEST contributed $4,604,000 of this increase. Revenues grew by 13%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract, signed in 2001, with an initial term of four years. The contract is subject to three automatic annual renewals beginning in September 2005. Revenues from this significant customer were $1,024,000 in the Prior Quarter compared with $3,778,000 in the Current Quarter, representing 14% and 29% of total revenues in the respective periods. The increase in revenues from this customer reflects a higher level of services provided in the Current Quarter.

Operating costs increased $1,278,000 (17%) to $8,631,000 during the Current Quarter compared with $7,353,000 for the Prior Quarter. With the additional operating costs of AmQUEST excluded, operating costs declined by $1,689,000 (23%). The reduced level of operating costs reflects actions the Company took in 2001 to minimize its costs through staff reductions. In addition, in 2001 the Company suspended operations at its metropolitan Atlanta data center and the further development of a Northern Virginia data center. Operating costs as a percentage of revenues decreased to 67% in the Current Quarter from 100% in the Prior Quarter. The Company expects that its operating costs will continue to decrease, as a percentage of revenues, to approximately 62% by December 2002.

In April 2002, the Company renegotiated the lease of its metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. Included in operating costs in the Current and Prior Quarters are expenses for this facility of $171,000 and $271,000, respectively. The Company previously announced its plan to relocate most of the operations of AmQUEST to this data center. On September 23, 2002, the Company announced that all mainframe clients had been migrated to the Atlanta data center. The Company is in the process of completing the relocation plan with respect to the non-mainframe clients. This relocation is expected to be completed by February 2003.

Also in May 2002, the Company reached an agreement with the landlord of the Northern Virginia data center. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During the current quarter, approximately $290,000 of the provision relating to estimated settlement costs was eliminated.

Included in operating costs in the Prior Quarter are expenses for this facility of $569,000.

Selling and promotion costs decreased $44,000 (6%) to $741,000 in the Current Quarter from $785,000 in the Prior Quarter. Selling and promotion costs as a percentage of revenues decreased to 6% from 11% in the Prior Quarter, due to decreased costs and increased revenues.

General and administrative expenses decreased $621,000 (26%) to $1,744,000 for the Current Quarter from $2,365,000 for the Prior Quarter. With the effect of AmQUEST excluded, general and administrative expense declined by $795,000 (34%), reflecting in large part cost savings initiatives and staff reductions commenced in 2001.

Amortization related to a restricted stock award to a former executive was $719,000 in the Prior Quarter. The former executive resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Quarter, goodwill amortization was $161,000.

Other depreciation and amortization for fixed assets and other intangibles increased $577,000 (64%), from $897,000 in the Prior Quarter to $1,474,000 in the Current Quarter. Without the effect of AmQUEST, other depreciation and amortization increased $232,000 (26%), primarily as a result of fixed asset purchases since December 31, 2001.

The Company recorded net interest expense of $569,000 in the Current Quarter, compared with net interest income of $125,000 in the Prior Quarter. The net change of $694,000 reflects a decrease in interest income of $233,000 from a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $461,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter. In February 2002, the Company issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in the Current Quarter.

In the Current Quarter, the Company recorded income tax expense of $67,000, related to estimated state income tax obligations. No tax expense was recorded in the Prior Quarter. The cumulative tax benefit recorded by the Company prior to December 31, 2001 was limited to the refund of taxes paid in prior years that the Company received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. At September 30, 2002, the Company has net operating loss carry-forwards of approximately $33 million for Federal tax purposes that begin to expire in 2019. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had a net loss of $30,000 for the Current Quarter versus a net loss of $4,800,000 for the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,378,000 for the Current Quarter compared to a net loss of $6,953,000 in the Prior Quarter. The loss per common share was $0.44 for the Current Quarter compared with a loss per common share of $1.18 in the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

For the nine months ended September 30, 2002 (the "Current Period"), revenues increased $17,902,000 (92%) to $37,380,000 from $19,478,000 for the nine months ended September 30, 2001 (the "Prior Period"). Revenues from AmQUEST contributed $12,395,000 of this increase. Revenues grew by 28%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract, signed in 2001, with an initial term of four years. The contract is subject to three automatic annual renewals beginning in September 2005. Revenues from this significant customer were $1,919,000 in the Prior Period compared with $11,116,000 in the Current Period, representing 10% and 30% of total revenues in the respective periods. The increase in revenue from this customer reflects a higher level of service provided in the Current Period.

 Operating costs increased $614,000 (3%) to $23,214,000 during the Current Period compared with $22,600,000 for the Prior Period. With the additional operating costs of AmQUEST excluded, operating costs declined by $7,654,000 (34%). The reduced level of operating costs reflects actions the Company took in 2001 to minimize its costs through staff reductions. In addition, in 2001 the Company suspended operations at its metropolitan Atlanta data center and the further development of the Northern Virginia data center. Operating costs as a percentage of revenues decreased to 62% in the Current Period from 116% in the Prior Period. Operating costs in the Current Period reflect the benefit from the settlement with a software licensor described below. The Company expects that its recurring operating costs will continue to decrease, as a percentage of revenues, to approximately 62% by December 2002.

In April 2002, the Company renegotiated the lease of its metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. Included in operating costs in the Current and Prior Periods are expenses for this facility of $364,000 and $824,000, respectively. The Company previously announced its plan to relocate most of the operations of AmQUEST to this data center. On September 23, 2002, the Company announced that all mainframe clients had been migrated to the Atlanta data center. The Company is in the process of completing the relocation plan with respect to the non-mainframe clients. This relocation is expected to be completed by February 2003.


Also in May 2002, the Company reached an agreement with the landlord of the Northern Virginia data center. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During the current quarter, approximately $290,000 of the provision relating to estimated settlement costs was eliminated. Included in operating costs in the Current Period and Prior Period are costs for this facility of $217,000 and $1,709,000, respectively.

In January 2002, the Company settled a dispute of certain claims with a software licensor. Pursuant to the settlement, the Company received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). The entire value of the Credits has been recorded in the Current Period, and as of September 30, 2002, all the Credits have been applied against certain software license fees. Additionally, the Company reversed accrued expenses of $796,000 for software support and maintenance fees in the Current Period in connection with the settlement of the dispute.

Selling and promotion costs decreased $694,000 (23%) to $2,367,000 for the Current Period from $3,061,000 for the Prior Period. Selling and promotion costs as a percentage of revenues decreased to 6% from 16% in the Prior Period, due to decreased costs and increased revenues.

General and administrative expenses decreased $2,295,000 (29%) to $5,512,000 for the Current Period from $7,807,000 for the Prior Period. With the effect of AmQUEST excluded, general and administrative expenses declined $2,746,000 (35%), reflecting in large part the cost savings initiatives and staff reductions commenced in 2001.

Amortization related to a restricted stock award to a former executive was $2,156,000 in the Prior Period. The former executive resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Period, goodwill amortization was $483,000.

Other depreciation and amortization for fixed assets and other intangibles rose $2,017,000 (84%), from $2,399,000 for the Prior Period to $4,416,000 for the
Current Period. Without the effect of AmQUEST, other depreciation and amortization increased $839,000 (35%), primarily as a result of fixed asset purchases since December 31, 2001.

The Company recorded net interest expense of $1,519,000 in the Current Period, compared with net interest income of $901,000 in the Prior Period. The net change of $2,420,000 reflects a decrease in interest income of $1,052,000 from a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $1,368,000 in interest expense on a larger average outstanding debt balance than in the Prior Period. In February 2002, the Company issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in the Current Period.

In the Current Period, the Company recorded income tax expense of $67,000, representing estimated state income taxes. Tax expense of $697,000 was recorded in the Prior Period, representing the reconciliation between the estimated benefit reported in the period ended December 31, 2000 and the amount recognized in the Company's income tax return. The cumulative tax benefit recorded by the Company prior to December 31, 2001 was limited to the refund of taxes paid in prior years that the Company has received as a result of carrying back a portion of its pre-tax loss. Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. The Company has net operating loss carry-forwards of approximately $33 million for Federal income tax purposes that begin to expire in 2019. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

The Company had net income of $574,000 for the Current Period versus a net loss of $18,825,000 for the Prior Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $6,321,000 for the Current Period compared with a net loss of $25,148,000 in the Prior Period. The loss per common share was $1.18 for the Current Period compared with a loss per common share of $4.28 in the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company's operating activities used cash of approximately $871,000. The Company had net income of $574,000 and non-cash expenses of $4,416,000 in depreciation and amortization, $355,000 in debenture discount amortization, and the elimination of a $290,000 provision for estimated settlement costs recorded during the fourth quarter of 2001 related to a leased facility closing. Uses of cash included an increase in accounts receivable of $1,210,000 and payments from accrued expenses and other liabilities of $4,801,000, including $1,282,000 for payments of liabilities assumed in connection with the AmQUEST acquisition, $1,515,000 in settlement of a building lease in the Northern Virginia high tech corridor, and rent payments related to closed offices of $2,139,000. The building lease settlement agreement, which also involved the forfeiture of a $1,460,000 deposit, releases the Company from the future payments under the lease, which amounted to approximately $30 million through November 2015. The settlement was accrued as of December 31, 2001.

The Company purchased all the outstanding shares of AmQUEST, which, with other transaction-related costs, used approximately $20,746,000 of cash in the current period. This transaction and the related issuance of debentures are more fully described below. Additional uses of cash in investing activities included $3,238,000 for the purchase of property and equipment, excluding $1,245,000 that was acquired pursuant to capital leases.

Principal financing activities included proceeds of $10,000,000 from the issuance of debentures (more fully described below). Cash used in financing activities included $4,437,000 in payments of principal with respect to debt and capital lease obligations.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, Inc. As consideration for the purchase of AmQUEST's shares, the Company paid the seller $20,284,000 in cash, subject to finalizing certain post closing adjustments. In addition, the Company incurred an estimated $537,000 in professional fees and other costs related to the acquisition.

On February 1, 2002, in connection with the acquisition of AmQUEST, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds from the sale of the Debentures were used to fund a portion of the cost of the acquisition of AmQUEST.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at the Company's sole option. Pursuant to the terms of the Debenture, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and if the Company elects to extend the maturity date for one year, 14% per annum from February 1, 2005. The Company has the option to pay interest in the form of (a) cash; (b) additional Debentures, or
(c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures. Additional Warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

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

In addition to net cash provided by operating activities described above, another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the nine months ended September 30, 2002, the Company's EBITDA was $6,576,000 compared to an EBITDA loss of $13,990,000 in the Prior Period. EBITDA for the Current Period includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Moreover, the significant improvement in EBITDA reflects organic revenue growth combined with the cost savings and the contribution of AmQUEST to the Company's operations. EBITDA for the Current Quarter was $2,080,000 compared with an EBITDA loss of $3,148,000 for the Prior Quarter. The settlement with the software licensor did not affect EBITDA in the Current Quarter as it was recognized in the first quarter of 2002.

In April 2002 the Company renegotiated the lease of its data center in metropolitan Atlanta. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, the Company is responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. The Company previously announced its plan to relocate most of the operations of AmQUEST to this data center. On September 23, 2002, the Company announced that all mainframe clients had been migrated to the Atlanta data center. The Company is in the process of completing the relocation plan with respect to the non-mainframe clients. This relocation is expected to be completed by February 2003.

Also, in May 2002 the Company reached an agreement with the landlord to terminate the lease of its partially developed data center in Northern Virginia. In the Prior Quarter and Prior Period, costs associated with the Northern Virginia data center were $569,000 and $1,690,000, respectively.

As of September 30, 2002, the Company had cash and equivalents of $5,164,000. In the Current Quarter the Company's operating activities generated cash of approximately $692,000. The Company expects that its operating activities will continue to generate cash. The Company believes that its cash, current assets, and cash generated from future operating activities will provide adequate resources to fund its ongoing operating requirements.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's current financial condition or results of operations.

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

At September 30, 2002, the Company's outstanding fixed rate debt approximated $14,336,000. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

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


ITEM 4 - CONTROLS AND PROCEDURES

During the quarter ended September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.



PART II - OTHER INFORMATION


ITEM 1 -LEGAL PROCEEDINGS

None.

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

(b)     Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     INFOCROSSING, INC.
November 8, 2002                                        /s/
                                     ------------------------------------------
                                     Zach Lonstein
                                     Chairman & Chief Executive Officer

November 8, 2002                                       /s/
                                     ------------------------------------------
                                     William J. McHale
                                     Vice President of Finance

CERTIFICATIONS

I, Zach Lonstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infocrossing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November 8, 2002                                         /s/
                                      -----------------------------------------
                                      Zach Lonstein
                                      Chairman and Chief Executive Officer

I, William J. McHale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Infocrossing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November 8, 2002                                           /s/
                                      -----------------------------------------
                                      William J. McHale
                                      Vice President of Finance