Form 10-K
period 2002-12-31
INFOCROSSING INC
filed 2003-03-31
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended: DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No.

On June 30, 2002, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $26,018,000.

On March 24, 2003, 5,378,516 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

Part III, Items 10-13 of this document are incorporated by reference from a Definitive Proxy Statement to be filed by the Company on or before April 30, 2003.

                           FORWARD LOOKING STATEMENTS


         Statements made in this Annual Report, including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties, including incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; technological changes; our dependence upon third-party suppliers; intellectual property rights; business and economic conditions generally; and other risks and uncertainties including those set forth below that could cause actual events or results to differ materially from any forward-looking statement.


         You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and are based on information currently and reasonably known to us. We undertake no obligation to release any revisions to or update these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated or unanticipated events.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Unless stated otherwise, references in this report to "Infocrossing," "Company," "we," "our" or "us" refer to Infocrossing, Inc., a Delaware corporation, and its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

We are a leading provider of information technology ("IT") and business process outsourcing services to enterprise clients. We were organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, we changed our name from Computer Outsourcing Services, Inc. to highlight our expanded business base. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. We have gained significant expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, including Global 2000 companies, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and acquisitions remain an integral component of our long-term growth strategy.

We offer IT outsourcing services across a broad range of IT functions, bundled into a customized, long-term contractual arrangement, whereby we assume responsibility for managing all or part of a client's information systems infrastructure and operations. Our IT outsourcing agreements center on data center operations (including mainframes, AS/400 or mid-range computing, and NT/UNIX platforms) and extend to the infrastructure that facilitates the transmission of information across a client's enterprise. Our services are organized into six "solution" areas - (1) Mainframe Outsourcing, (2) Business Process Outsourcing, (3) Open Systems Management, (4) AS/400 Management, (5) Business Continuity, and (6) IT Consulting.

On February 5, 2002, we completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $19.6 million in cash (the "AmQUEST Acquisition"). This acquisition combined two highly complementary businesses and enabled us to benefit from increased scale, enhanced services, and expanded geographic reach. We believe the combination strengthens our position as one of the leading providers of IT outsourcing solutions for large and mid-size companies.

THE IT OUTSOURCING INDUSTRY

According to International Data Corporation ("IDC"), revenue growth for IT outsourcing services is expected to remain strong over the next several years due to steady customer demand for broad, multi-service IT outsourcing engagements that improve clients' operating efficiencies and reduce their ongoing IT costs. IDC reports that spending on IT outsourcing services in the United States reached over $29 billion in 2001 - nearly a 13% increase over 2000
- and is expected to exceed $47 billion by 2006, representing an average 10.5% compound annual growth rate ("CAGR") through the period.

The growth of the IT outsourcing market is expected to continue for the following reasons:

o    The need for companies to reduce costs and improve operating margins;

o    A slowdown in capital spending on existing IT infrastructure;

o The increasing complexity of information technology systems and the need to connect electronically with clients, suppliers and other internal systems;

o The increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations;

o The desire of business and government organizations to focus on their core competencies;

o The desire by business and government organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain an in-house system;

o The need to provide alternative or back-up locations for mission critical information; and

o    The proliferation of web-based and wireless technologies.

Growth in IT outsourcing spending is expected to be particularly strong in our core target market of mid-sized enterprise companies whose aggregate spending growth is forecasted to outpace the overall industry. IDC predicts medium-sized companies with 1,000 to 10,000 employees will demonstrate a 13.2% CAGR through 2006, compared to an industry-wide CAGR of 10.5%.

BENEFITS OF IT OUTSOURCING

Companies traditionally outsource to reduce operational and capital expenses, improve service delivery, implement new technologies, and/or free their internal resources to focus on strategic initiatives.

o        REDUCE COSTS
     We believe our clients typically recognize a significant savings by using our services over their current internal costs. We leverage our 24x7 redundant infrastructure, personnel, processes, and tools across multiple clients to gain economies of scale that we believe translate into reduced costs for our customers.

o        IMPROVE SERVICE DELIVERY
     Companies that outsource their IT and processing functions with us often recognize significant improvement in service delivery. We believe our focus on operations and economies of scale translate into improved service levels for our clients.

o        RE-DEPLOY RESOURCES
     By turning over non-core activities to us, our clients can concentrate on activities central to their value proposition and increase their competitive position.

o        ACCESS TO TECHNOLOGY
     We believe outsourcing with us enables our clients to take advantage of new technologies and best practices without the costs and risks associated with implementing these solutions in-house.

o        INCREASED FLEXIBILITY
     We believe that outsourcing enables our clients to respond rapidly to changing markets, mergers and acquisitions, and major organizational changes by providing a flexible, multi-platform infrastructure that can scale or transition to accommodate change.

BUSINESS MODEL

Our business model is based on leveraging our IT data center infrastructure, skilled operations team, and management tools across multiple clients to gain economies of scale that improve clients' operations and dramatically reduce their IT costs. We endeavor to achieve this by establishing consistent processes throughout the organization, leveraging a fully secure and redundant data-center infrastructure, sharing operational resources across multiple computing platforms, and investing in administration tools that enable the efficient monitoring and management of clients' systems regardless of where they are located.

DATA CENTER INFRASTRUCTURE

Delivering high-availability IT outsourcing solutions to the enterprise client requires a significant investment in a secure data center infrastructure. We have fully constructed two data centers designed to meet the stringent environmental and security requirements of enterprise clients. Our data centers are raised-floor facilities that feature state-of-the-art physical components and redundant network offerings, including high standards for security and reliability. Our data centers have fully redundant power supply systems, redundant ingress and egress Internet access across multiple providers, multiple power feeds, N+1 fire suppression systems, and 24-hour security services.

TECHNOLOGY INFRASTRUCTURE

The aggregated scale of the existing client base enables us to deploy shared equipment and technology to improve margins by reducing operating costs and streamlining service delivery. We have fully deployed mainframe, mid-range, and open system processing; data storage systems; printing equipment; and networking hardware across our two data center facilities. By managing the scheduling and production of clients' processing, we gain significant economies of scale by effectively "sharing" technology resources across multiple clients.

We utilize technologies such as IBM's Virtual Tape Subsystem (VTS) to reduce operational overhead by automating processes. While these technologies are often cost-prohibitive for individual companies, we make the technology accessible to our clients by distributing the costs- over multiple entities.

OPERATIONS

Supporting a 24 x 7 computing environment requires significant operational resources skilled across a number of technology areas including operating systems, computing, networking, and applications. Few companies have the financial and human resources to support a 24-hour, multi-platform computing environment. Our operations team is a highly skilled, process driven organization that is trained across multiple computing platforms and operating systems. As a result of our technical competency and broad customer base, we believe our labor costs per client typically are substantially lower than the costs our clients would incur by having internal IT departments deliver the same service levels. We believe our highly scalable operation allows our clients to enjoy reduced IT costs. Most of our computer hardware is manufactured by IBM. We also rely heavily on system software licensed from IBM or Computer Associates.


MANAGEMENT TOOLS

With the growth of IP networking as a low-cost method for transmitting information, we have invested in the development of a proprietary suite of management tools that enables us to monitor and manage clients' systems and components from a centralized network operations center. The management platform enables the monitoring and management of clients' systems located in our data centers, at the clients' site, or at a third-party facility. The strategic investment provides us with the ability to expand our services portfolio beyond solutions delivered within our own data centers, and enables us to grow our data-center infrastructure without having to replicate the network operations center at each site.

SERVICES

Our services are organized into six solution areas, including:

o MAINFRAME OUTSOURCING. We believe our mainframe outsourcing solution provides clients with a cost-effective, operationally superior alternative to running and managing a mainframe infrastructure in-house. We combine the scalability and reliability of mainframe systems with the world-class management of, and access to, hardware, systems software, and communications. We offer the latest technologies - including Virtual Tape Subsystems, IBM's zSeries technology, and Linux on the mainframe - to provide greater uptime and more efficiency for our customers. We have experience in operating multiple computer systems running on different operating and complex enterprise environments. We provide high capacity in processing speed, connectivity, and storage management.

o BUSINESS PROCESS OUTSOURCING. Business process outsourcing involves clients contracting with us to perform functions that support their business, but are not their core competency. These functions, commonly called "back-office" processes, include services such as payroll, accounts receivable management, payment processing, logistics, data entry and customer care services. Back-office processes are often supported by an extensive IT infrastructure. By contracting with us, companies can improve their processes, reduce their costs, and concentrate on their core business.

     We provide a variety of customized IT services designed to specific client requirements. These services include the development of proprietary software we utilize to meet the IT processing requirements of particular clients. We manage the software application and retain ownership of the software we develop.

o OPEN SYSTEMS MANAGEMENT. We provide on-site hosting and remote management of customers' hardware and software running on Unix and Windows servers for both Internet based and other applications. Clients can choose from a wide range of options for their open systems - starting with basic on-site hosting all the way up to fully customized, fully managed services. This highly flexible approach makes it easy to support a variety of systems - from a simple website or database application to a full-scale, multinational Enterprise Resource Plan system. With our IFOXcenter management tools, we can remotely manage systems located at our customers' own data centers or at a third-party location.

o AS/400 AND ISERIES MANAGEMENT. We provide specialized support and outsourcing resources for companies that rely on midrange computers. With an experienced staff and infrastructure resources, we operate, administer, and maintain a client's midrange systems. Additionally, we have the expertise and flexibility to manage a client's system the way the client chooses to have it managed. With our IFOXcenter management tools, we can take full responsibility for managing a customer's systems even if the hardware is located outside of one of our data centers.

o BUSINESS CONTINUITY. Our business continuity solutions help assure clients that their operations can proceed in the face of disaster. We offer 24 x 7, high-availability services - including disaster-planning assistance. The disaster recovery solutions are integrated into a client's overall IT infrastructure, with the opportunity to balance IT processing between their own data center and dedicated systems at either of our production data centers. We provide a full alternate office site, including desktop workstations, phone systems, and conventional office infrastructure such as fax and copier machines, networked printers, and conferencing facilities.


o CONSULTING SERVICES. We provide review and implementation services for the underlying infrastructure of an enterprise's IT operations, with a view to reducing costs and improving services to the enterprise and end-user. Our extensive knowledge base and highly trained and experienced staff can assist with design through implementation and on-going support in the areas of network architecture, infrastructure integration, automation process control, operating systems, database administration, and system stress testing.

CLIENT SERVICE AND SUPPORT

We believe that close attention to client service and support has been, and will continue to be, crucial to our success. We utilize client service as a key competitive differentiator and as the foundation of our revenue retention strategy. We provide a high degree of client service and support, including customized training and rapid response to client needs, which we believe generally exceeds industry standards. We believe that because of our attention to client service, many of our client relationships have been long-term, extending well beyond the initial contract term.

MARKETING AND SALES

We currently target our marketing efforts to a broad range of large and medium-size enterprises. Although we have developed industry specific services in several industries including financial services, publishing, manufacturing, consumer products, and health care, we believe our reputation for technical expertise and quality service extends across all industries.

For the years ended December 31, 2002 and 2001, clients accounting for in excess of 10% of our consolidated revenues were ADT Security Services, Inc. and Alicomp, a division of Alicare, Inc. ("Alicomp"). For the two-month period ended December 31, 2000 and the fiscal year ended October 31, 2000, clients accounting for in excess of 10% of consolidated revenues were Alicomp and International Masters Publishers, Inc. We also have had a joint marketing agreement with Alicomp throughout the foregoing periods.

Initial contact with a prospective customer is made by a variety of methods, including seminars, mailings, telemarketing, referrals, and attendance at industry conventions and trade shows. Our sales representatives and marketing support staff analyze a prospective client's requirements and prepare service demonstrations. In addition to internal marketing efforts, we have formed strategic alliances to generate new sales. In some cases, we have entered into agreements with certain enterprises and individuals that would be entitled to receive compensation for their assistance in procuring sales.

DEVELOPMENT OF NEW SERVICES

Since the IT services industry is characterized by rapid changes in hardware and software technology, we continually enhance our services to meet each client's exacting requirements. We are committed to maintaining service offerings at a very high level of technological proficiency and we believe that we have developed a reputation for providing innovative solutions to satisfy a client's requirements.

We maintain an extensive infrastructure that serves as the underlying foundation across our IT solutions. These capabilities are augmented by strategic partnerships and key investments to provide clients with a full suite of IT outsourcing solutions. Where possible, we endeavor to develop offerings that can be easily replicated across multiple clients and give rise to a high degree of recurring revenue. Development is performed by our Company's employees and in limited instances by outside consultants. Expenses for development of new software used to offer our services were $486,000, $178,000, and $384,000 for the year ended December 31, 2001, the two months ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively. Capitalized expenditures for enhancements to existing products approximated $135,000, $285,000, $119,000, and $1,011,000 for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively.

COMPETITION

We operate in highly competitive markets. Our current and potential competitors include other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential customers. Among the most significant of our competitors are IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; and SunGard Data Systems, Inc.

In general, the outsourcing services industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of our larger competitors have substantially greater financial and other resources than we do. We compete on the basis of a number of factors, including price, quality of service, technological innovation, breadth of services offered and responsiveness. Some of these factors are beyond our control.

We cannot be sure that we will be able to compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

While our larger competitors seek to outsource entire IT departments, we often selectively target core IT functions such as computer processing and storage solutions. In doing so, we position ourselves as a partner of the client's IT organization, rather than as a competitive threat.

We believe that our services are particularly attractive to mid-tier companies that need substantial infrastructure to support their business environment, but are considered "small" compared to the multi-billion dollar engagements signed by our largest competitors. Many mid-market companies perceive larger outsourcers as "inflexible" and "unresponsive" to their smaller-scale requirements. We believe that selective outsourcing enables them to maintain overall control over their IT environment, while benefiting from the scale and efficiency of an outsourcing provider.

TECHNOLOGICAL CHANGES

Although we are not aware of any pending or prospective technological changes that would adversely affect our business, new developments in technology could have a material adverse effect on the development or sales of some or all of our services or could render our services noncompetitive or obsolete. There can be no assurance that we will be able to develop or acquire new and improved services or systems that may be required in order for it to remain competitive. We believe, however, that technological changes do not present a material risk to our business because we expect to be able to adapt to and acquire any new technology more easily than our existing and potential clients. In addition, technological change increases the risk of obsolescence to potential clients that might otherwise choose to maintain in-house systems rather than use our services, thus potentially creating selling opportunities for us.

INTELLECTUAL PROPERTY MATTERS

Due to the rapid pace of technological change in the computer industry, we believe that copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of management and other personnel, and our ability to develop, enhance, market, and acquire new systems and services. As a result, our systems and processes are not protected by patents or by registered copyrights, trademarks, trade names, or service marks. To protect our proprietary services and software from illegal reproduction, we rely on certain mechanical techniques in addition to trade secret laws, restrictions in certain of our customer agreements with respect to use of our services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite these efforts, it may be possible for our competitors or clients to copy aspects of our trade secrets. We are experienced in handling confidential and sensitive information for our clients, and we maintain numerous security procedures to help ensure that the confidentiality of our client's data is maintained.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have not incurred any significant expense in our compliance with Federal, state, and local environmental laws.

EMPLOYEES

As of December 31, 2002, we had 227 full-time and 9 part-time employees. None of our employees is represented by a labor organization and we are not aware of any activities seeking such organization. We consider our relationship with our employees to be satisfactory.

INSURANCE

We maintain insurance coverage we believe is reasonable, including errors and omissions coverage, business interruption, and directors and officers insurance to fund our operations in the event of catastrophic damage to any of our operations centers, and insurance for the loss and reconstruction of our computer systems. We also maintain extensive data backup procedures to protect our data and our clients' data.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Substantially all of our revenues are derived from U.S. sources.

AVAILABLE INFORMATION

We maintain a website with the address www.infocrossing.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, through a link from our website to the EDGAR database at www.sec.gov our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we file such material with the Securities and Exchange Commission.


ITEM 2.  DESCRIPTION OF PROPERTY

We lease a facility of approximately 67,000 square feet in Leonia, NJ for our headquarters and data center operations. The lease expires on December 31, 2014.

We lease 30,600 square feet in a building located in the Atlanta metropolitan area for data center operations. The lease expires on July 31, 2015.

We lease 5,700 square feet of office space in New York, NY. The lease expires on December 31, 2009.

We lease space in buildings owned by the former parent of AmQUEST. At February 5, 2002, we occupied approximately 33,400 square feet. Our lease agreement permits us to reduce our use of this space for a pro-rata reduction in rent. We have moved most of the operations of AmQUEST to our facility in the Atlanta metropolitan area, and occupy approximately 11,400 square feet at December 31, 2002. We intend to further reduce our use of this space during 2003. This lease agreement expires on January 31, 2006, unless we reduce our use of the space to zero at an earlier date.

We generally lease our equipment under standard commercial leases, in some cases with purchase options, which we exercise from time to time. Our equipment is generally covered by standard commercial maintenance agreements.

We believe our facilities are in good condition and are adequate to accommodate our current volume of business as well as anticipated increases.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Stock Market under the symbol IFOX. Prior to June 5, 2000, the date on which we changed our name from Computer Outsourcing Services, Inc., our symbol was COSI. For the periods reported below, the following table sets forth the high and low bid quotations for the common stock as reported by NASDAQ-NMS.

                                                                     BID
                                                            HIGH          LOW
FOR THE YEAR ENDED DECEMBER 31, 2001:
1st Quarter ended March 31, 2001                           8.938         5.000
2nd Quarter ended June 30, 2001                            9.300         4.110
3rd Quarter ended September 30, 2001                       7.150         4.000
4th Quarter ended December 31, 2001                        6.200         3.750

FOR THE YEAR ENDED DECEMBER 31, 2002:
1st Quarter ended March 31, 2002                           7.000         5.050
2nd Quarter ended June 30, 2002                            6.890         4.555
3rd Quarter ended September 30, 2002                      10.050         5.607
4th Quarter ended December 31, 2002                        8.100         5.990

The closing price of the Company's common stock on NASDAQ-NMS on March 24, 2003 was $6.71 per share. We have approximately 75 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

We have not paid dividends to holders of its common stock since inception. Certain terms of our Series A Preferred Stock restrict our ability to pay dividends on our common stock, and no common dividends may be paid so long as the Camden Debentures are outstanding.

                       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                         NUMBER OF SECURITIES TO          WEIGHTED AVERAGE            NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE          EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                          OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS             FUTURE ISSUANCE
                                         -------------------------    --------------------------    --------------------------

Two qualified Stock Option Plans -
previously approved by stockholders             1,406,935                       $8.93                        954,250


For a complete discussion of these plans, please see Note 11 of the Notes to Financial Statements accompanying this report.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002, a holder of 262.3 shares of our Series A Preferred Stock converted them into 2,764 shares of our common stock. In addition, the same holder exercised its Series A Warrants, receiving an additional 4,441 common shares. The common shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                                                          TWO MONTH PERIODS
                             YEARS ENDED DECEMBER 31,           FISCAL YEARS ENDED OCTOBER 31,            ENDED DECEMBER 31,
                         -----------------------------   -----------------------------------------   --------------------------
                            2002 (A)         2001           2000           1999           1998           2000          1999
                         -------------   -------------   ------------   -----------   ------------   -----------   ------------
CONSOLIDATED STATEMENTS OF OPERATIONS                                                                               (UNAUDITED)


Revenues                 $    50,774     $    26,986     $    24,471    $   34,265    $   30,403     $      21     $    4,874
                            ==========      ==========      =========     =========     ==========     =========      =========
Net income (loss)
   from continuing
   operations                  1,137         (36,524)        (14,983)        1,661         1,079        (4,440)          (343)
                            ==========      ==========      =========     =========     ==========     =========      =========
Loss on discontinued
   operation, net of
   income tax benefit           -               -               -             -              (76)         -              -
                            ==========      ==========      =========     =========     ==========     =========      =========
Gain on sale of
   discontinued
   operation, net of
   income tax provision         -               -               -             -            1,696          -              -
                            ==========      ==========      =========     =========     ==========     =========      =========
Net income (loss)
   to common
   stockholders          $    (8,156)    $   (45,048)    $   (18,819)   $    1,661    $    2,699     $  (5,790)    $     (343)
                            ==========      ==========      =========     =========     ==========     =========      =========
Net income (loss)
   to common
   stockholders
   per diluted
   common share          $    (1.52)     $    (7.77)     $    (3.58)    $    0.34     $    0.61      $  (0.98)     $   (0.07)
                            ==========      ==========      =========     =========     ==========     =========      =========

CONSOLIDATED
BALANCE SHEETS

Total assets             $    65,495     $    58,774     $    78,844    $   27,554    $   26,949     $  78,449     $   30,597
                            ==========      ==========      =========     =========     ==========     =========      =========
Long-term
   obligations and
   (beginning in fiscal
   2000), redeemable
   preferred stock       $    64,066     $    47,593     $    34,146    $     -       $       12     $  38,214     $    2,014
                            ==========      ==========      =========     =========     ==========     =========      =========

No cash dividends have been declared (See Item 5, above).

(a) On February 5, 2002, we acquired AmQUEST, Inc., which contributed approximately $17,148,000 of revenue subsequent to the acquisition. We paid $19,896,000 for the acquisition and related costs during 2002, and recorded $25,692,000 in assets, including $20,714,000 in goodwill. In connection with this acquisition, we incurred $10,000,000 of new debt, recorded as discounted Debentures and Warrants. The book value of the Debentures at December 31, 2002 is $9,372,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Infocrossing is a leading provider of information technology and business process outsourcing services to enterprise clients. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. We have gained significant expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, including Global 2000 companies, and help assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Due to rapid changes and increasing complexities in information technology, we believe outsourcing is an efficient solution for many businesses and continues to be a growing trend. We have grown through strategic acquisitions as well as organic growth.

On February 5, 2002, we completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $19.6 million in cash after certain post-closing adjustments (the "AmQUEST Acquisition"). This acquisition combined two highly complementary businesses and enabled us to benefit from increased scale, enhanced services, and expanded geographic reach. The combination strengthens our position as one of the leading providers of IT outsourcing solutions for large and mid-size companies enterprises across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing.

The AmQUEST Acquisition was recorded as a purchase in accordance with the Financial Accounting Standards Board ("FASB"), Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We applied SFAS 142 beginning in the first quarter of 2002 and accordingly have not recorded goodwill amortization in 2002. We tested goodwill for impairment using processes described in SFAS 142, and have no impairment to record in 2002.

On September 15, 2000, we changed our year ending date from October 31st to December 31st. This change required the preparation of financial statements for the two-month period ended December 31, 2000. Financial statements for the fiscal year ended October 31, 2000 and prior are not restated to conform to the calendar year reporting period of 2002.


YEAR ENDED DECEMBER 31, 2002 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2002 (the "Current Year"), revenues increased $23,788,000 (88%) to $50,774,000 from $26,986,000 for the year ended December
31, 2001 (the "Prior Year"). Revenues from AmQUEST contributed $17,148,000 of this increase. Revenues grew by 25%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract, signed in 2001, with an initial term of four years. Unless the customer provides notice of non-renewal, the contract will renew annually for three annual years. Revenues from this significant customer were $4,672,000 in the Prior Year compared with $14,977,000 in the Current Year, representing 17% and 29% of total revenues in the respective periods. The increase in revenue from this customer reflects a higher level of service provided in the Current Year.

Operating costs increased $1,049,000 (3%) to $31,472,000 during the Current Year compared with $30,423,000 for the Prior Year. With the additional operating costs of AmQUEST excluded, operating costs declined by $9,802,000 (32%). The reduced level of operating costs reflects the actions we took in 2001 to minimize costs through staff reductions. In addition, in 2001 we suspended operations at our metropolitan Atlanta data center and the further development of the Northern Virginia data center. Operating costs as a percentage of revenues decreased to 62% in the Current Year from 113% in the Prior Year. Operating costs in the Current Year reflect the benefit from the settlement with a software licensor described below.

In April 2002, we renegotiated the lease of our metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, we are responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. Included in operating costs in the Current and Prior Years are expenses for this facility of $556,000 and $1,095,000, respectively. During 2002, we relocated most of the operations of AmQUEST to the metropolitan Atlanta data center.

Also in May 2002, we reached an agreement with the landlord of the Northern Virginia data center. The agreement releases us from the future payments under the lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, we recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During 2002, approximately $290,000 of the provision relating to estimated settlement costs was reversed. Included in operating costs in the Current Year and Prior Year are costs for this facility of $378,000 and $2,254,000, respectively.

In January 2002, we settled a dispute of certain claims with a software licensor. Pursuant to the settlement, we received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). The entire value of the Credits has been recorded in the Current Year, and as of December 31, 2002, all the Credits have been applied against certain software license fees. Additionally, we reversed accrued expenses of $796,000 for software support and maintenance fees in the Current Year in connection with the settlement of the dispute.

Selling and promotion costs decreased $457,000 (13%) to $3,140,000 for the Current Year from $3,597,000 for the Prior Year. Selling and promotion costs as a percentage of revenues decreased to 6% from 13% in the Prior Year, due to decreased costs and increased revenues.

General and administrative expenses decreased $2,482,000 (25%) to $7,619,000 for the Current Year from $10,101,000 for the Prior Year. With the effect of AmQUEST excluded, general and administrative expenses declined $3,112,000 (31%), reflecting in large part the cost savings initiatives and staff reductions commenced in 2001.

Amortization related to a restricted stock award to a former executive was $9,823,000 in the Prior Year. The former executive resigned in November 2001, and the remaining unamortized balance of the award was written off at that time.

In accordance with Statement of Financial Accounting Standards No. 142, goodwill is no longer subject to amortization. In the Prior Year, goodwill amortization was $644,000.

Other depreciation and amortization for fixed assets and other intangibles rose $2,477,000 (72%), to $5,938,000 for the Current Year from $3,461,000 for the
Prior Year. Without the effect of AmQUEST, other depreciation and amortization increased $1,325,000 (38%), primarily as a result of fixed asset purchases since December 31, 2001.

We recorded net interest expense of $1,965,000 in the Current Year, compared with net interest income of $886,000 in the Prior Year. The net change of $2,851,000 reflects a decrease in interest income of $1,205,000 from a lower average balance of interest-earning assets during the Current Year. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $1,646,000 in interest expense on a larger average outstanding debt balance than in the Prior Year. In February 2002, we issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in the Current Year.

In the Current Year, we recorded an income tax benefit representing the carryback of $251,000 of Federal income tax credits net of income tax expense of $42,000, representing estimated state income taxes. Tax expense of $697,000 was recorded in the Prior Year, representing the reconciliation between the estimated benefits reported in the period ended December 31, 2000 and the amount recognized in our income tax return. The cumulative tax benefit we recorded prior to December 31, 2001 was limited to the refund of taxes paid in prior years that were received as a result of carrying back a portion of its pre-tax loss.

Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. We have net operating loss carry-forwards of approximately $36 million for Federal income tax purposes that begin to expire in 2019. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We have net income of $1,137,000 for the Current Year versus a net loss of $36,524,000 for the Prior Year. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $8,156,000 for the Current Year compared with a net loss of $45,048,000 in the Prior Year. The net loss to common stockholders included an increase in non-cash charges for accretion and accrued dividends on preferred stock of $769,000 to $9,293,000 in the Current Year from $8,524,000 in the Prior Year. The loss per common share was $1.52 for the Current Year compared with a loss per common share of $7.77 in the Prior Year, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


YEAR ENDED DECEMBER 31, 2001 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The financial statements included in this Annual Report on Form 10-K do not include financial statements for the year ended December 31, 2000. For the purposes of this Management's Discussion and Analysis, the following table presents our results for the year ended December 31, 2001 in comparison with the comparable unaudited results for the year ended December 31, 2000.


                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                    2001              2000
                                               -------------     -------------
                                                                   (UNAUDITED)

Revenues                                       $  26,986,466     $  23,118,665
                                               -------------     -------------
Costs and expenses:
    Operating costs                               30,423,324        26,657,987
    Selling and promotion costs                    3,597,153         3,540,262
    General and administrative expenses           10,101,468        11,336,066
    Leased facilities and office closings          5,650,000           548,972
    Amortization of restricted stock award         9,822,917         1,677,083
    Amortization of goodwill                         644,090           632,648
    Other depreciation and amortization            3,460,914         1,870,267
                                               -------------     -------------
        Total costs and expenses                  63,699,866        46,263,285
                                               -------------     -------------
Loss from operations                             (36,713,400)      (23,144,620)
Net interest income                                 (886,403)       (2,110,505)
                                               -------------     -------------

Pretax loss                                      (35,826,997)      (21,034,115)
Income tax provision (benefit)                       697,000        (1,954,004)
                                               -------------     -------------
Net loss                                         (36,523,997)      (19,080,111)
Accretion and dividends on
    redeemable preferred stock                    (8,524,026)       (5,186,143)
                                               -------------     -------------
Net loss to common stockholders                $ (45,048,023)    $ (24,266,254)
                                               =============     =============

For the calendar year ended December 31, 2001 ("Calendar 2001"), revenues increased $3,868,000 (16.7%) to $26,986,000 from $23,119,000 for the calendar year ended December 31, 2000 (unaudited) ("Calendar 2000"). Revenues from a significant new customer contributed to the increase. During the year, we announced the signing of a significant new IT managed services contract with a new customer that by its terms, and as subsequently amended, is expected to generate $50 million in revenues over the four-year life of its initial term.

Operating costs increased $3,765,000 (14.1%) to $30,423,000 during Calendar 2001 compared with $26,658,000 in Calendar 2000. The increases primarily consist of IDC and related managed services operating and development costs mostly occurring earlier in Calendar 2001. Due to excess supply of server-hosting space, we have taken steps to minimize costs by suspending the operations at the metropolitan Atlanta data center and IDC and the further development of the Northern Virginia IDC. Included in operating costs in Calendar 2001 is $4,477,000 of costs for these facilities.

Selling and promotion costs increased only $57,000 (1.6%) to $3,597,000 during Calendar 2001 compared with $3,540,000 in Calendar 2000.

General and administrative expenses decreased $1,235,000 (10.9%) to $10,101,000 for Calendar 2001 from $11,336,000 for Calendar 2000. The decrease primarily consists of IDC and related administrative expenses that have been reduced during Calendar 2001.

During Calendar 2001 we recorded a provision of $5,650,000 related to the suspension of the development of our Northern Virginia data center, including the write-off of approximately $2,742,000 of construction-in-process costs. We recorded a loss provision of $549,000 in Calendar 2000 relating to the closing of office locations.

In June 2000, we hired a Chief Executive Officer (the "Executive") who served until November 2001. The employment agreement with the Executive provided for an award of 800,000 restricted shares of common stock. The value of the 800,000 restricted shares, $11,500,000 on the date of grant, was being amortized ratably over a four year vesting schedule. Effective November 14, 2001, the Executive resigned and entered into a settlement agreement with us to terminate the employment contract. As part of the settlement, we accelerated the vesting of the stock award resulting in a nonrecurring, noncash charge of approximately $7,427,000. Total amortization related to the restricted shares in Calendar 2001 was $9,823,000. In Calendar 2000 we amortized $1,677,000 of the restricted stock award.

Other depreciation and amortization for fixed assets and other intangibles rose $1,591,000 (85.1%), to $3,461,000 for the Calendar 2001 from $1,870,000 for the
Calendar 2000. The increase is primarily the result of fixed asset purchases during 2000 and 2001.

We recorded net interest income of $886,000 in Calendar 2001, compared with net interest income of $2,111,000 in Calendar 2000. The net reduction of $1,225,000 reflects a decrease in interest income of $1,408,000 from a lower average balance of interest-earning assets during Calendar 2001 and lower interest rates. The reduction in interest income was partially offset by a decrease of $183,000 in interest expense arising from a larger average outstanding debt and capital lease obligation balance in Calendar 2000.

In Calendar 2001, we recorded income tax expense of $697,000, representing the difference between the estimated benefit as previously reported and the amount recognized in our income tax return. A tax benefit of $1,954,000 was recorded in Calendar 2000 based on an estimate of the availability of carrying back the pre-tax loss for such period to a prior taxable year. The cumulative tax benefit we recorded was limited to the refund of taxes paid in prior years that were received as a result of carrying back a portion of its pre-tax loss. At December 31, 2001, we had net operating loss carryforwards of approximately $29 million for federal income tax purposes that begin to expire in 2020. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

Our net loss in Calendar 2001 increased $17,444,000 (91%) to $36,524,000 from $19,080,000 in Calendar 2000 reflecting an increase of $17,437,000 in total costs and expenses, largely due to a $5,650,000 loss on leased facilities and an increase of $8,146,000 in amortization for the restricted stock award on which the amortization was accelerated. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $45,048,000 for Calendar 2001 and $24,266,000 for Calendar 2000. In addition to the increased loss related to the nonrecurring, noncash charge for the restricted stock award, the net loss to common stockholders included an increase in the year in noncash charges for accretion and accrued dividends on preferred stock of $3,338,000, which increased to $8,524,000 in Calendar 2001 from $5,186,000 in Calendar 2000. The loss per common share was $7.77 for Calendar 2001 compared with a loss per common share of $4.46 in Calendar 2000, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1,256,000 for the year ended December 31, 2002. During the Current Year, we had $1,137,000 of net income, $5,938,000 of depreciation and amortization, $492,000 of debenture discount amortization and a reversal of $290,000 provision of estimated settlement costs. Uses of cash during 2002 included $1,515,000 in settlement of a building lease in the Northern Virginia high tech corridor and $409,000 of rent payments related to other closed offices. In addition to the cash payment relating to the building lease settlement agreement, we forfeited a $1,460,000 security deposit and were released from all future payments under the lease, amounting to approximately $30 million through November 2015. We had accrued the settlement as of December 31, 2001. Other payments of amounts expensed and accrued in prior years included approximately $800,000 of payroll taxes withheld at the end of 2001 related to the restricted stock award granted to a former executive, $473,000 related to software purchases made in 2001 and approximately $279,000 in settlement of certain telecommunication agreements for unused circuits. Uses of cash also included a net increase in accounts receivable of $322,000, the reversal of $796,000 of accrued software maintenance fees waived as part of a settlement with a software vendor, and $1,122,000 of payments of liabilities assumed as part of the AmQUEST Acquisition.

On February 5, 2002, we purchased all the outstanding shares of AmQUEST, which, after certain post-closing adjustments of the selling price and including other transaction-related costs, used approximately $19,896,000 of cash in the current period. This transaction and the related issuance of debentures are more fully described below. Additional uses of cash in investing activities included $3,955,000 for the purchase of property and equipment, excluding $1,278,000 that was acquired pursuant to capital leases.

The following table includes aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

                                                     PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                 ------------------------------------------------------------------------------
    CONTRACTUAL OBLIGATIONS            TOTAL          LESS THAN           1-3           4 - 5          AFTER
                                                       1 YEAR            YEARS          YEARS         5 YEARS
                                     -----------     ------------     ------------     ---------     ----------
Long-Term Debt (1)                $       9,411   $           21   $        9,390   $      -       $      -
Operating Leases                         59,535            8,668           11,745        10,466         28,656
Capital Lease Obligations                 3,454            1,982            1,451            21           -
Other Liabilities (2)                     1,133              208              421           325            179
                                     -----------     ------------     ------------     ---------     ----------
Total Contractual Cash
     Obligations (3)              $      73,533   $       10,879   $       23,007   $    10,812    $    28,835
                                     ===========     ============     ============     =========     ==========

(1)  Net of unamortized discount of $1,228,000.
(2) Excluded from Other Liabilities are Deferred Revenue, as it is a non-cash item, and Deferred Rent, as payments are included under Operating Leases.
(3) Excludes Redeemable Preferred Stock. On June 1, 2007, if the market price of our common stock is not 110% or more than the per-share value of the Redeemable Preferred Stock, the Preferred Stockholders shall have the right, but not the obligation, to require us to redeem their shares for $59,900,000 plus any then-outstanding dividends due.

Principal financing activities included proceeds of $10,000,000 from the issuance of debentures (more fully described below). Cash used in financing activities included $4,726,000 in payments of principal with respect to debt and capital lease obligations.

On February 1, 2002, in connection with the acquisition of AmQUEST, we entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby we issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of our common stock (the "Initial Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds from the sale of the Debentures were used to fund a portion of the cost of the acquisition of AmQUEST.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at our sole option. Pursuant to the terms of the Debentures, we are required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and if we elect to extend the maturity date for one year, 14% per annum from February 1, 2005. We have the option to pay interest in the form of (a) cash; (b) additional Debentures; or (c) a combination of cash and additional Debentures. If we choose to make interest payments using additional Debentures, we may be required to issue additional warrants (the "Additional Warrants") pursuant to the terms of the Debentures. Additional Warrants will not be subject to cancellation. The fair market value of Additional Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

The Initial Warrants have been issued pursuant to a warrant agreement and are subject to certain customary anti-dilution adjustments, including adjustments that increase the number of shares issuable upon exercise of the warrants in certain events where we issue shares of common stock or securities exercisable for or convertible into shares of our common stock at an effective purchase price of less than the exercise price of the warrants then in effect. The exercise price of the Initial Warrants is $5.86. The Warrants expire if unexercised by January 31, 2007 and may be cancelled upon the prepayment of the Debentures, as more fully described in the Warrant Agreement.

On July 31, 2002 and January 31, 2003, we made the interest payments then due by issuing additional Debentures totaling $600,000 and $636,000, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If the Debentures remain unpaid at February 1, 2004, we will be required to issue Additional Warrants to purchase 123,600 shares of common stock.

Another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the year ended December 31, 2002, our EBITDA was $8,832,000 compared to an EBITDA loss of $22,785,000 in the Prior Year. EBITDA for the Current Year includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Moreover, the significant improvement in EBITDA reflects organic revenue growth combined with the cost savings and the contribution of AmQUEST to our operations. The following table reconciles EBITDA to net income for the Current and Prior Year.

                RECONCILIATION - IN THOUSANDS
--------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                                            ------------------------
                                               2002          2001
                                            ----------    ----------

NET INCOME (LOSS)                           $    1,137    $  (36,524)
  Add back (deduct):
    Tax expense (benefit)                         (208)          697
    Interest expense (income)                    1,965          (886)
    Depreciation and amortization                5,938         4,105
    Amortization of restricted stock award        -            9,823
                                            ----------    ----------
EBITDA                                      $    8,832    $  (22,785)
                                            ==========    ==========

In April 2002 we renegotiated the lease of our data center in metropolitan Atlanta. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, we are responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. During 2002, we relocated most of the operations of AmQUEST to the metropolitan Atlanta data center.

Also, in May 2002 we reached an agreement with the landlord to terminate the lease of our partially developed data center in Northern Virginia. In the Prior Year, costs associated with the Northern Virginia data center were $2,280,000.

As of December 31, 2002, we had cash and equivalents of $7,026,000. We expect that our operating activities will continue to generate cash. We believe that our cash, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for the next 12 months. We would need to obtain additional financing to fund any significant acquisitions or other substantial investments.

EBITDA

"EBITDA" is defined as earnings before income taxes, depreciation, amortization, amortization of a restricted stock award, interest and, when applicable, restructuring costs, impairment of assets, and other income and expenses. The issuance of purchase credits by a software licensor in connection with the settlement of a dispute and leased facilities and office closing costs have been treated as operating items and are included in EBITDA. EBITDA should not be considered as an alternative to operating income, as defined by accounting principles generally accepted in the United States, as an indicator of our operating performance, or to cash flows, as a measure of liquidity.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U. S., which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of its accounting polices.

Revenue Recognition

The majority of revenues are invoiced on a monthly recurring basis under long-term contracts, typically ranging from one to five years in length, providing for either fixed monthly fees or time and material billings. Revenue is recognized under these contracts when we process the agreed upon transactions in accordance with the contractual performance standards, or perform the services, and collection is reasonably assured. Application of these standards can involve management's judgments, including judgment as to the collection of invoiced amounts.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Tangible and Intangible Assets

We have significant tangible and intangible assets on its balance sheet, primarily property and equipment, deferred software costs, and intangible assets, primarily goodwill, related to acquisitions. The assignment of useful lives to these assets and the valuation and classification of intangible assets involves significant judgments and the use of estimates. The testing of these tangible and intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions or changes in the decisions of management as to how assets will be deployed in our operations could potentially require future adjustments to asset valuations.

NEW FINANCIAL ACCOUNTING STANDARDS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002, with no effect on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement did not have an impact on our current financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

We are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of our investments. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

FOREIGN CURRENCY RISKS

We have no significant foreign-source income, and bill foreign customers in U.S. dollars only.

ITEM 8.  FINANCIAL STATEMENTS

The Consolidated Financial Statements and Notes thereto are set forth beginning at page F-1 of this Report. Also included is Schedule II, Valuation and Qualifying Accounts, which schedule is set forth at page S-1 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 201(d) of Regulation S-K is included above in
Part II, Item 5 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The contents of Items 10 through 13 are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2003.


ITEM 14.  CONTROLS AND PROCEDURES

During the quarter ended December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, after the date of our most recent evaluation.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                                    2002                 2001
                                          -----------------    -----------------
AUDIT FEES                                $       248,000      $       198,250
AUDIT-RELATED FEES - PRIMARILY FOR
     DUE DILIGENCE RELATED TO THE
     AMQUEST ACQUISITION AND BENEFIT
     PLAN AUDITS                                   44,795               64,280
TAX FEES FOR PREPARATION AND
     TAX AUDIT SUPPORT                             86,135              145,815
                                             --------------        -------------
                                          $       378,930      $       408,345
                                             ==============        =============

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appears as page F-1 of this report. Schedules not required have been omitted.

     2. The exhibits required to be filed as a part of this Annual Report are listed below.

     EXHIBIT NO.    DESCRIPTION

          2.1 Stock Purchase Agreement dated as of February 5, 2002 by and between Infocrossing Inc. and American Software, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 5, 2002.

          3.1A Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Infocrossing's Form 10-KSB for the period ended October 31, 1999.

          3.1B Certificate of Amendment to Infocrossing's Restated Certificate of Incorporation, filed May 8, 2000 to increase the number of authorized shares and to remove Article 11, incorporated by reference to Exhibit 3.1B to Infocrossing's Form 10-Q for the period ended April 30, 2000.

          3.2       Amended and Restated By-Laws, incorporated by reference to
                    Exhibit 3.2 to Infocrossing's Form 10-KSB for the period ended October 31, 1999.

          4.1 Certificate of Designation of the Powers, Preferences and other Special Rights of Series A Cumulative Convertible Participating Preferred Stock, incorporated by reference to Infocrossing's Proxy Statement for the Annual Meeting held on May 8, 2000.

          4.2 Registration Rights Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the 'Initial Sandler Holders' as defined in the agreement ("Sandler Holders"); and Zach Lonstein, incorporated by reference to Infocrossing's Proxy Statement for the Annual Meeting held on May 8, 2000.

     EXHIBIT NO.    DESCRIPTION

          4.3 Warrant Agreement between Computer Outsourcing Services, Inc. and the Warrantholders Party thereto, incorporated by reference to Infocrossing's Proxy Statement for the Annual Meeting held on May 8, 2000.

          4.4A Stockholders Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Sandler Holders; and the Management and Non-Management Stockholders listed therein, incorporated by reference to Infocrossing's Proxy Statement for the Annual Meeting held on May 8, 2000.

          4.4B Second Amended and Restated Stockholders Agreement dated as of February 1, 2002 by and among Infocrossing, Inc. and the Stockholders named therein, incorporated by reference to
                    Exhibit 99.5 to the Current Report on Form 8-K filed February 5, 2002.

          4.5A Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for Infocrossing's Annual Meeting held on May 8, 2000, as subsequently amended as referenced in the Definitive Proxy for Infocrossing's Annual Meeting held June 22, 2001.

          4.5B 2002 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix B to the Definitive Proxy for Infocrossing's Annual Meeting held on June 25, 2002.

          4.6 Securities Purchase Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 5, 2002.

          4.7 Warrant Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. as Issuer and the Purchasers named therein, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed February 5, 2002.

          10.1 Employment Agreement, dated as of June 15, 2000, between the Company and Charles F. Auster ("Auster), incorporated by reference to Exhibit 10.3 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

          10.2 Settlement and Release Agreement between Infocrossing and Auster, incorporated by reference to a Report on Form 8-K filed November 16, 2001.

          10.3 Employment Agreement, dated as of November 1, 1999, between Infocrossing and Zach Lonstein, incorporated by reference to
                    Exhibit 10.4 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

     EXHIBIT NO.    DESCRIPTION

          10.4 Employment Agreement, dated as of November 1, 1999, between Infocrossing and Robert Wallach, incorporated by reference to Exhibit 10.5 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

          10.5 Office Lease Agreement dated May 22, 2000 between Infocrossing and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

          10.6 First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and Infocrossing, incorporated by reference to Exhibit 10.1 to Infocrossing's Quarterly Report on Form 10-Q for March 31, 2002.

          10.7 Deed of Lease dated July 21, 2000 between Infocrossing and Beco-Terminal, LLC, ("BECO") incorporated by reference to
                    Exhibit 10.7 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

          10.8 Lease Termination Agreement dated as of April 19, 2002 by and between Beco-Terminal LLC and Infocrossing, incorporated by reference to Exhibit 10.1 to Infocrossing's Quarterly Report on Form 10-Q for March 31, 2002.

          10.9 Amendment to the Asset Purchase Agreement dated as of February 1, 2001, by and among Infocrossing, ETG, Inc., Enterprise Technology Group, Inc. ("Enterprise"), and certain stockholders of Enterprise, incorporated by reference to Exhibit 10.11B to Infocrossing's Annual Report on Form 10-K for December 31, 2000.

          10.10 Warrant to purchase 65,000 shares of Infocrossing's common stock, dated February 1, 2001, issued to Enterprise, incorporated by reference to Exhibit 10.11C to Infocrossing's Annual Report on Form 10-K for December 31, 2000.

          10.11 Master Loan and Security Agreement No. 85043 by and among Infocrossing, Inc. and ETG, Inc. as co-Debtors and Wells Fargo Equipment Finance, Inc., dated as of July 19, 2001, with accompanying Riders and Schedules, incorporated by reference to Infocrossing's Quarterly Report on Form 10-Q for September 30, 2001.

          21        List of Subsidiaries of Infocrossing

          23        Consent of Ernst & Young LLP

(b)  Reports on Form 8-K

          On November 11, 2002, Infocrossing made public certain forward-looking financial information pursuant to Item 9 of Form 8-K

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INFOCROSSING, INC.

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Zach Lonstein - Chief Executive Officer

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      William J. McHale - Senior Vice President of Finance

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Zach Lonstein - Chairman of the Board of Directors

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Timothy Billings - Director

March 26, 2003                           /s/
                      ----------------------------------------------------------
                      Peter DaPuzzo - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Richard A. Keller - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Samantha McCuen - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Kathleen A. Perone - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Michael B. Targoff - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Robert B. Wallach - Director

March 31, 2003                           /s/
                      ----------------------------------------------------------
                      Tyler T. Zachem - Director

CERTIFICATIONS

I, Zach Lonstein, certify that:

1.   I have reviewed this annual report on Form 10-K of Infocrossing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                       /s/
                       -----------------------------------------
                       Zach Lonstein
                       Chairman and Chief Executive Officer

I, William J. McHale, certify that:

1.   I have reviewed this annual report on Form 10-K of Infocrossing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                       /s/
                       -----------------------------------------
                       William J. McHale
                       Senior Vice President of Finance

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                   Page No.
                                                                 -----------

Report of Independent Auditors                                      F-2

  Consolidated Balance Sheets -
     December 31, 2002 and 2001                                     F-3

  Consolidated Statements of Operations -
     Years ended December 31, 2002 and 2001, the Two-Month
     Period ended December 31, 2000, and the Fiscal Year
     ended October 31, 2000                                         F-4

  Consolidated Statements of Stockholders' Equity (Deficit) -
     Years ended December 31, 2002 and 2001, Two-Month Period
     ended December 31, 2000 and Fiscal Year ended October
     31, 2000                                                       F-5

  Consolidated Statements of Cash Flows -
     Years ended December 31, 2002 and 2001, the Two-Month
     Period ended December 31, 2000, and  the  Fiscal Year
     ended October 31, 2000                                         F-8

  Notes to Consolidated Financial Statements                        F-10

  Schedule II: Valuation and Qualifying Accounts                    S-1

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Infocrossing, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, the two month period ended December 31, 2000 and the year ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, the two month period ended December 31, 2000 and the year ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets".



      /s/
ERNST & YOUNG, LLP

New York, New York
February 19, 2003

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                 DECEMBER 31,
                                                                                   -----------------------------------------
                                     ASSETS                                              2002                   2001
                                                                                   ------------------     ------------------
CURRENT ASSETS:
Cash and equivalents                                                               $      7,026,407       $     24,343,819
Trade accounts receivable, net of allowances
    for doubtful accounts of $1,050,892 and $1,008,942                                    4,369,346              2,410,556
Due from related parties                                                                    216,340                205,106
Prepaid license fees                                                                        826,848                682,342
Other current assets                                                                      1,307,664              1,125,549
                                                                                       --------------        ---------------
                                                                                         13,746,605             28,767,372
                                                                                       --------------        ---------------
PROPERTY and EQUIPMENT, net                                                              19,436,768             17,173,134
                                                                                       --------------        ---------------
OTHER ASSETS:
Deferred software, net                                                                    1,742,061              2,197,070
Goodwill, net                                                                            28,451,209              7,736,773
Other intangible assets, net                                                              1,141,640                374,114
Security deposits and other non-current assets                                              976,890              2,525,531
                                                                                       --------------        ---------------
                                                                                         32,311,800             12,833,488
                                                                                       --------------        ---------------
TOTAL ASSETS                                                                       $     65,495,173       $     58,773,994
                                                                                       ==============        ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                   $      4,093,285       $      1,914,682
Current portion of long-term debt and capitalized lease obligations                       1,740,863              1,893,683
Current portion of accrued loss on leased facilities                                        207,727              3,313,806
Accrued expenses                                                                          4,093,345              6,245,665
Income taxes payable                                                                         96,248                   -
Customer deposits, current deferred revenue, and other current liabilities                1,380,630                450,641
                                                                                       --------------        ---------------
                                                                                         11,612,098             13,818,477
                                                                                       --------------        ---------------
LONG-TERM LIABILITIES:
Debentures due in 2005, net of unaccreted discount                                        9,371,556                   -
Long-term debt and capitalized lease obligations, net of current portion                  1,505,833              3,632,446
Accrued loss on leased facilities, net of current portion                                   925,046              1,127,770
Deferred revenue, net of current portion, and other long-term liabilities                 1,096,590              2,270,722
                                                                                       --------------        ---------------
                                                                                         12,899,025              7,030,938
                                                                                       --------------        ---------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING
     PREFERRED STOCK; $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference of $73,863,906 at
     December 31, 2002)                                                                  53,188,577             43,960,634
                                                                                       --------------        ---------------

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued                     -                      -

Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
     5,973,506 and 5,912,416 at December 31, 2002 and 2001, respectively                     59,735                 59,124
Additional paid-in capital                                                               61,135,317             59,053,570
Accumulated deficit                                                                     (70,548,859)           (62,392,549)
                                                                                       --------------        ---------------
                                                                                         (9,353,807)            (3,279,855)
Less 594,990 and 578,623 shares at December 31, 2002 and 2001,
     respectively, of common stock held in treasury, at cost                             (2,850,720)            (2,756,200)
                                                                                       --------------        ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (12,204,527)            (6,036,055)
                                                                                       --------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $     65,495,173       $     58,773,994
                                                                                       ==============        ===============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      TWO MONTH PERIOD       FISCAL YEAR ENDED
                                               YEARS ENDED DECEMBER 31,              ENDED DECEMBER 31,         OCTOBER 31,
                                        ----------------------------------------     -------------------     ------------------
                                               2002                  2001                   2000                   2000
                                        -------------------    ------------------    -------------------     ------------------
REVENUES                                $      50,773,742      $    26,986,466       $       3,520,937       $     24,471,450
                                            ---------------       --------------        ----------------        ---------------
COSTS and EXPENSES:
     Operating costs                           31,472,274           30,423,324               5,042,253             25,316,973
     Selling and promotion costs                3,140,217            3,597,153                 829,806              3,103,485
     General and administrative
         expenses                               7,619,148           10,101,468               1.562.382             10,827,536
     Leased facilities and office
         closings                                (289,860)           5,650,000                  34,601                514,371
     Amortization of restricted stock
         award                                       -               9,822,917                 479,166              1,197,917
     Amortization of goodwill                        -                 644,090                 105,466                619,085
     Other depreciation and
         amortization                           5,938,340            3,460,914                 398,717              1,688,692
                                            ---------------       --------------        ----------------        ---------------
                                               47,880,119           63,699,866               8,452,391             43,268,059
                                            ---------------       --------------        ----------------        ---------------
INCOME (LOSS) FROM OPERATIONS                   2,893,623          (36,713,400)             (4,931,454)           (18,796,609)
                                            ---------------       --------------        ----------------        ---------------
Interest income                                  (171,555)          (1,377,093)               (520,288)            (1,753,863)
Interest expense                                2,136,494              490,690                  28,862                114,004
                                            ---------------       --------------        ----------------        ---------------
                                                1,964,939             (886,403)               (491,426)            (1,639,859)
                                            ---------------       --------------        ----------------        ---------------
INCOME (LOSS) BEFORE                              928,684          (35,826,997)             (4,440,028)           (17,156,750)
     INCOME TAXES
Income tax (benefit) expense                     (208,395)             697,000                    -                (2,173,443)
                                            ---------------       --------------        ----------------        ---------------
NET INCOME (LOSS)                               1,137,079          (36,523,997)             (4,440,028)           (14,983,307)
Accretion and dividends on redeemable
     preferred stock                           (9,293,389)          (8,524,026)             (1,350,413)            (3,835,730)
                                            ---------------       --------------        ----------------        ---------------
NET LOSS TO COMMON
     STOCKHOLDERS                       $      (8,156,310)    $    (45,048,023)     $       (5,790,441)     $     (18,819,037)
                                            ===============       ==============        ================        ===============
BASIC AND DILUTED
     EARNINGS PER SHARE:
Net loss to common stockholders         $          (1.52)    $          (7.77)     $            (0.98)     $           (3.58)
                                            ===============       ==============        ================        ===============
Weighted average number of
     common shares outstanding                  5,352,757            5,801,312               5,888,311              5,251,457
                                            ===============       ==============        ================        ===============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    ADDITIONAL        RETAINED       UNAMORTIZED       TREASURY
                       COMMON                          PAID           EARNINGS       RESTRICTED        STOCK AT
                       SHARES       PAR VALUE       IN CAPITAL       (DEFICIT)       STOCK AWARD         COST             TOTAL
                      ----------    ----------    --------------   -------------    ------------    ------------    --------------
Balances,
    October 31, 1999  4,737,915     $  47,379     $  15,519,826    $   7,264,952    $         -       $   (7,313)    $  22,824,844

Exercises of stock
    options             170,478         1,705           969,596             -                 -             -              971,301

4,608 shares
    surrendered
    for stock
    option exercise        -             -                 -                -                 -         (111,744)         (111,744)

Contingent payment
    related to an
    acquisition          36,472           365         1,134,795             -                 -             -            1,135,160

Exercise of warrants     75,000           750           374,250             -                 -             -              375,000

Sale of restricted
    shares by
    the Company          68,446           684           999,312             -                 -             -              999,996

Restricted
    stock award         800,000         8,000        11,492,000             -          (11,500,000)         -                 -

Amortization of
    restricted
    stock award            -             -                 -                -            1,197,917          -            1,197,917

Issuance of
    warrants in
    connection with
    termination of
    a financing
    arrangement            -             -              120,000             -                 -             -              120,000

Accretion and
    dividends on
    redeemable
    preferred stock        -             -                 -          (3,835,730)             -             -           (3,835,730)

Issuance of
    warrants in
    connection
    with a
    private
    placement              -             -           28,180,132             -                 -             -           28,180,132

Net loss                   -             -                 -         (14,983,307)             -             -          (14,983,307)
                      ----------       -------       -----------     -----------       -----------     ---------       -----------
Balances,
    October 31, 2000  5,888,311     $  58,883     $  58,789,911    $ (11,554,085)   $  (10,302,083)   $ (119,057)    $  36,873,569
                      ----------       -------       -----------     -----------       -----------     ---------       -----------

                             Continued on next page.

                       INFOCROSSING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)

                                                    ADDITIONAL        RETAINED       UNAMORTIZED       TREASURY
                       COMMON                          PAID           EARNINGS       RESTRICTED        STOCK AT
                       SHARES       PAR VALUE       IN CAPITAL       (DEFICIT)       STOCK AWARD         COST             TOTAL
                      ---------     -----------   --------------   --------------   --------------   ------------    -------------
Balances,
    October 31, 2000 5,888,311     $  58,883     $  58,789,911     $ (11,554,085)   $  (10,302,083)  $  (119,057)    $  36,873,569

Amortization of
    restricted stock
    award                  -            -                 -                 -              479,166          -              479,166

Purchased 6,900
    shares for
    treasury, at cost      -            -                 -                 -                 -          (68,356)          (68,356)

Issuance of a
    warrant in
    settlement of
    contingent
    purchase price         -            -              146,900              -                 -             -              146,900

Accretion and
    dividends
    on redeemable
    preferred stock        -            -                 -           (1,350,413)             -             -           (1,350,413)

Net loss                   -            -                 -           (4,440,028)             -             -           (4,440,028)
                      ---------      -------       ----------        -----------       -----------     ----------      -----------

Balances,
    December 31, 2000 5,888,311    $  58,883     $  58,936,811    $  (17,344,526)   $   (9,822,917)  $  (187,413)    $  31,640,838

Exercise of stock
    options by the
    surrender of
    20,021 shares        25,000          250           116,750              -                 -         (117,000)             -

Cancellation of
    shares
    previously
    issued in
    error                  (895)          (9)                9              -                 -             -                 -

Purchase 546,094
    shares for
    treasury, at
    cost                   -            -                 -                 -                 -       (2,451,787)       (2,451,787)

Accretion and
    dividends
    on redeemable
    preferred stock        -            -                 -           (8,524,026)             -             -           (8,524,026)

Amortization of
    restricted
    stock award            -            -                 -                 -            9,822,917          -            9,822,917

Net loss                   -            -                 -          (36,523,997)             -             -          (36,523,997)
                      ---------       -------       ----------       -----------       -----------    ----------       -----------

Balances,
    December 31, 2001 5,912,416    $  59,124     $  59,053,570    $  (62,392,549)   $         -      $(2,756,200)    $  (6,036,055)
                      ---------       -------       ----------       -----------       -----------    ----------       -----------



                             Continued on next page.

                       INFOCROSSING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)

                                                    ADDITIONAL        RETAINED       UNAMORTIZED       TREASURY
                       COMMON                          PAID           EARNINGS       RESTRICTED        STOCK AT
                       SHARES       PAR VALUE       IN CAPITAL       (DEFICIT)       STOCK AWARD         COST             TOTAL
                      ----------   -----------   --------------   ---------------   --------------   -------------   --------------
Balances,
    December 31, 2001 5,912,416    $  59,124     $  59,053,570    $  (62,392,549)   $         -      $(2,756,200)    $  (6,036,055)

Exercises of stock
    options              53,885          539           289,413              -                 -             -              289,952

Accretion and
    dividends on
    redeemable
    preferred
    stock                  -            -                 -           (9,293,389)             -             -           (9,293,389)

Conversion of
    preferred
    stock and
    exercise of
    warrants              7,205           72            65,374              -                 -             -              65,446

Purchase 16,367
    shares for
    treasury, at
    cost                   -            -                 -                 -                 -          (94,520)         (94,520)

Warrants issued            -            -            1,720,000              -                 -             -           1,720,000

Other                      -            -                6,960              -                 -             -               6,960

Net income                 -            -                 -            1,137,079              -             -           1,137,079
                      ----------       --------    -----------       -----------        ----------    ----------       ----------
Balances,
    December 31, 2002 5,973,506    $   59,735    $  61,135,317    $  (70,548,859)   $         -      $(2,850,720)   $ (12,204,527)
                      ==========       ========    ===========       ===========        ==========    ==========       ==========




                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,            TWO MONTH PERIOD       FISCAL YEAR ENDED
                                             ---------------------------------------    ENDED DECEMBER 31,         OCTOBER 31,
                                                   2002                  2001                  2000                   2000
                                            -------------------    -----------------    --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $      1,137,079      $    (36,523,997)    $        (4,440,028)    $      (14,983,307)
Adjustments to reconcile net income (loss)
     to cash provided by (used
     in) operating
     activities:
     Depreciation and amortization                  5,938,340             4,105,004                 504,183              2,307,777
     Accretion of discounted Debentures               491,556                  -                       -                      -
     Amortization of restricted stock award              -                9,822,917                 479,166              1,197,917
     Stock-based compensation                            -                     -                       -                    71,266
     Warrants issued in connection with
           termination of a credit
           agreement                                     -                     -                       -                   120,000
     Accrued loss (reduction of accrued
          loss) on leased facilities                 (289,860)            5,650,000                  34,601                514,371
    Decrease (increase) in:
        Trade accounts receivable                    (321,896)              945,358                (155,836)             2,810,288
        Prepaid license fees and other
             current assets                          (122,356)            3,910,196                  63,697             (2,485,798)
    Increase (decrease) in:
        Accounts payable                            2,178,603               545,280                (893,434)             1,025,357
        Income taxes payable                           96,248                  -                       -                      -
        Accrued expenses                           (5,955,849)            2,633,445                 811,765              1,585,089
        Security deposits and other non-
             current assets                         1,538,885                31,441                    -                (2,073,185)
        Payments on accrued loss on leased
             facilities                            (3,257,237)             (463,943)                (72,477)              (190,014)
        Customer deposits, deferred
             revenue, and other liabilities          (177,907)            2,002,575                 112,274                170,158
                                                ---------------       --------------        ----------------        ---------------
Net cash provided by (used in)
     operating activities                           1,255,606            (7,341,724)             (3,556,089)            (9,930,081)
                                                ---------------       --------------        ----------------        ---------------
CASH FLOWS FROM
    INVESTING ACTIVITIES:
    Purchase of property and equipment             (3,955,491)           (9,009,097)               (839,177)            (6,564,057)
    Disposal of equipment                                -                     -                       -                     2,750
    Redemptions (purchases) of investments
        in marketable debt securities                    -                3,413,069               2,368,739             (4,108,367)
    Purchase of the outstanding stock of
        AmQUEST, Inc.                             (19,895,971)                 -                       -                      -
    Purchases of treasury stock                          -                 (516,567)                (68,356)                  -
    Increase in deferred software costs              (134,799)             (285,235)               (118,828)            (1,011,231)
                                                ---------------       --------------        ----------------        ---------------
Net cash (used in) provided by
    investing activities                          (23,986,261)           (6,397,830)              1,342,378            (11,680,905)
                                                ---------------       --------------        ----------------        ---------------


                             Continued on next page.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                   YEARS ENDED DECEMBER 31,                 TWO MONTH PERIOD     FISCAL YEAR ENDED
                                             ---------------------------------------        ENDED DECEMBER 31,      OCTOBER 31,
                                                   2002                  2001                  2000                    2000
                                               ------------------    ------------------     ------------------   -------------------
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Proceeds from a private equity placement   $         -           $         -             $         -         $      58,430,596
    Proceeds from issuance of Debentures           10,000,000                  -                       -                      -
    Proceeds from debt financing and a line
          of credit                                      -                3,062,252                    -                 5,140,336
    Repayments of debt and capitalized leases      (4,726,349)           (1,217,115)               (101,112)            (5,041,993)
    Advances to related parties, net                  (11,234)             (474,638)             (1,495,079)               (38,295)
    Proceeds from a sale of common stock                 -                     -                       -                   999,996
    Exercises of stock options and warrants           202,392                  -                       -                 1,163,291
                                                  ---------------        --------------        ---------------      ----------------
Net cash provided by (used in) financing
activities                                          5,464,809             1,370,499              (1,596,191)            60,653,931
                                                  ---------------        --------------        ---------------      ----------------
Net cash (used in) provided by                    (17,265,846)          (12,369,055)             (3,809,902)            39,042,945
     continuing operations
CASH FLOWS FROM
    DISCONTINUED OPERATION:
    Payments on portion of accrued loss on
        leased facilities relating to
        discontinued operation                        (51,566)              (50,957)                (11,324)               (48,111)
                                                  ---------------        --------------        ---------------      ----------------
Net (decrease) increase                           (17,317,412)          (12,420,012)             (3,821,226)            38,994,834
    in cash and equivalents
Cash and equivalents, beginning of year            24,343,819            36,763,831              40,585,057              1,590,223
                                                  ---------------        --------------        ---------------      ----------------
Cash and equivalents, end of year              $    7,026,407        $   24,343,819          $   36,763,831      $      40,585,057
                                                  ===============        ==============        ===============      ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                               $      422,329        $      491,385          $        1,369      $         114,004
                                                  ===============        ==============        ===============      ================
        Income taxes                           $       21,900        $       42,082          $         -         $          67,139
                                                  ===============        ==============        ===============      ================
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
    Fees and other costs accrued in
connection
        with the purchase of AmQUEST, Inc.     $      350,000        $         -             $         -         $            -
                                                  ===============        ==============        ===============      ================
    Common stock issued for the
        Enterprise Purchase                    $         -           $         -             $         -         $       1,135,160
                                                  ===============        ==============        ===============      ================
    Equipment acquired subject
        to a capital lease                     $    1,278,474        $       57,500          $    3,602,817      $            -
                                                  ===============        ==============        ===============      ================
   Warrants issued for the settlement
       of contingent purchase price            $         -           $         -             $      146,900      $            -
                                                  ===============        ==============        ===============      ================
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
    Treasury shares received in payment of
        an amount due from a related party     $         -           $    1,935,220          $         -         $            -
                                                  ===============        ==============        ===============      ================
    Treasury shares received in
        payment of a stock option exercise     $       94,525        $      117,000          $         -         $         111,744
                                                  ===============        ==============        ===============      ================
    Preferred shares converted to common       $       65,446        $         -             $         -         $            -
                                                  ===============        ==============        ===============      ================
    Additional Debentures issued in lieu
       of a cash payment of interest           $      600,000        $         -             $         -         $            -
                                                  ===============        ==============        ===============      ================

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provides comprehensive information technology outsourcing services to companies, institutions, and government agencies.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and significant intercompany transactions have been eliminated.

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, Inc. ("AmQUEST"), from a corporate seller (the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid the seller $19,634,000 in cash, after certain post closing adjustments. In addition, the Company has incurred an estimated $612,000 in other acquisition related costs of which $350,000 remains unpaid at December 31, 2002. The accounts and results of operations of AmQUEST are consolidated with the Company as of and after February 5, 2002.

On September 15, 2000, the Company's Board of Directors voted to change the Company's year ending date from October 31st to December 31st. Accordingly, the audited financial information presented is on the basis of fiscal years ended on October 31st through October 31, 2000, the two-month period ended December 31, 2000, and the calendar years ended December 31, 2001 and December 31, 2002.

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

In accordance with SFAS 141, the AmQUEST Acquisition was recorded as a purchase.

The Company applied SFAS 142 beginning in the first quarter of 2002 and accordingly has not recorded any goodwill amortization in 2002 (See Note 6). The Company has tested goodwill for impairment using processes described in SFAS 142, and has no impairment to record in 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002, with no effect on the Company's financial position, results of operations, or cash flows.

Cash and Equivalents - Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less.

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

Intangible Assets - The excess of cost over net assets of acquired businesses ("goodwill") was amortized during the periods ending December 31, 2001 using the straight-line method over the estimated lives, typically no more than fifteen years. In accordance with SFAS 142, goodwill was not amortized in 2002. Other intangible assets, primarily acquired customer lists, are amortized using the straight-line method over the estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically for impairment in accordance with Statement of Financial Accounting Standards No. 142.

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

Income Taxes - Income tax expense or benefit is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits is more likely than not. In 2002, a net tax benefit was recognized for the carry-back of certain 2000 alternative minimum tax losses to prior years. The cumulative tax benefit recorded by the Company in October 2000 was limited to the refund the Company received as a result of carrying back a portion of the pretax loss to prior years.

Earnings per Share - Basic earnings per share is computed by dividing income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents. Stock options, warrants, and convertible preferred stock that are anti-dilutive are excluded from the computation of weighted average shares outstanding. Certain options, warrants, and convertible preferred stock that are currently anti-dilutive may be dilutive in the future.

Segments - The Company and its subsidiaries operate in one reportable segment of providing information technology outsourcing services.

Derivatives - The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

Fair Value of Financial Instruments - At December 31, 2002 and 2001, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

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

Major Customers - For the years ended December 31, 2002 and 2001, the two month period ended December 31, 2000, and the fiscal year ended October 31, 2000, one client accounted for 11%, 17%, 16% and 14%, respectively, of the Company's revenues. In addition, during the years ended December 2002 and 2001, a new client accounted for 29% and 17%, respectively, of the Company's revenues, and in the two month period ended December 31, 2000 and the fiscal year ended October 31, 2000, a former client accounted for 17% and 13% of the Company's revenues.

Stock-based Compensation - The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards.

Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the years ended December 31, 2002, and 2001, the two month period ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively, would have been as follows:

                     YEAR ENDED DECEMBER 31,     FISCAL YEAR   TWO MONTH PERIOD
                  ---------------------------   ENDED OCTOBER   ENDED DECEMBER
                      2002           2001          31, 2000       31, 2000
                  ------------  -------------   -------------   --------------
Net loss to
  common
  stockholders:
    As reported   $    (8,156)  $   (45,048)    $   (18,819)     $    (5,790)
                  ===========   ===========     ===========      ===========
    Pro forma     $   (11,071)  $   (47,885)    $   (20,336)     $    (6,247)
                  ===========   ===========     ===========      ===========
Net loss to
  common
  stockholders
  per share:
    As reported   $    (1.52)   $    (7.77)    $     (3.58)     $     (0.98)
                  ===========   ===========     ===========      ===========
    Pro forma     $    (2.07)   $    (8.25)    $     (3.87)     $     (1.06)
                  ===========   ===========     ===========      ===========

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the years ended December 31, 2002 and 2001 and the fiscal year ended October 31, 2000 was $689,431; $888,724; and $12,122,000, respectively. No grants were made during the two months ended December 31, 2000. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: a risk-free interest rate of 3.69%; expected lives of three and a half years; and expected volatility of 54.7%. The assumptions used in 2001 and fiscal 2000 included risk-free interest rates of 4.72% and 6.28%, respectively, expected lives ranging from six months to five years, and expected volatilities of 65.5% and 85.9%, respectively.

Recently Issued Accounting Pronouncements - In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement did not have an impact on our current financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.


2. ACQUISITION

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, a Georgia corporation, from its former parent company American Software, Inc. ("ASI"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI approximately $19,634,000 in cash, after finalizing certain post closing adjustments. In addition, the Company incurred approximately $612,000 in professional fees and other costs related to the acquisition of which $350,000 remains unpaid at December 31, 2002.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 9 and cash held by the Company.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated $20,714,436 in goodwill. This goodwill is not currently deductible for tax purposes.

The balance sheet of AmQUEST as of the date of the acquisition has been valued as follows:

    CONSOLIDATED BALANCE SHEET OF AMQUEST, INC.
               AS OF FEBRUARY 5, 2002
                  (IN THOUSANDS)
ASSETS:
  Accounts receivable                $       1,637
  Other current assets                         204
                                         -----------
  Total current assets                       1,841
  Equipment and other fixed assets           1,936
  Customer list                              1,200
  Goodwill                                  20,714
                                         -----------
                                     $      25,691
                                         ===========

LIABILITIES AND EQUITY:
  Accrued expenses                   $       4,053
  Current capital leases                       802
  Other current liabilities                     56
                                         -----------
  Total current liabilities                  4,911
  Capital leases due                           366
  Other liabilities                            168
                                         -----------
  Total liabilities                          5,445
  Parent's equity                           20,246
                                         -----------
                                     $      25,691
                                         ===========

The following unaudited condensed consolidated pro forma financial statements of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of each of the periods presented (January 1, 2002 and 2001). The pro forma statements of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

      CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                        YEARS ENDED DECEMBER 31,
                                  -------------------------------------
                                       2002                 2001
                                  ----------------    -----------------

Revenues                          $       52,249      $        45,228
                                      ------------        -------------

Net income (loss)                          1,012              (38,387)
                                      ============        =============

Net loss to common stockholders   $       (8,280)     $       (46,911)
                                      ============        =============

Net loss to common stockholders
per basic and diluted share       $       (1.55)      $        (8.09)
                                      ============        =============


3. SETTLEMENT

On January 10, 2002, the Company and a software licensor (the "Licensor") entered into a Release Agreement (the "Agreement") in settlement of a dispute of certain claims the Company had sought against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used towards certain future purchases (the "Credits"). The Credits were subject to restrictions and were to expire on December 31, 2002 if unused. Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor. Pursuant to the Agreement, the Company agreed to release and hold harmless the Licensor and its subsidiaries from any and all claims, damages, actions or causes of action of any kind arising prior to the date of the Agreement.

The Company recognized all of the Credits in its statement of operations in 2002. Additionally, accrued expenses related to the unpaid support fees totaling $796,000 were reversed in connection with the Agreement. As of December 31, 2002, all of the Credits had been used.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                                                 DEPRECIABLE
                                                                                  DECEMBER 31,                   LIVES (YEARS)
                                                                  ------------------------------------------    --------------
                                                                         2002                   2001
                                                                  --------------------    ------------------
Computer equipment                                                $       10,916,395      $      8,836,460            5
Computer equipment held under capital leases (Note 9)                      7,485,394             4,938,987            *
Furniture and office equipment                                             1,261,716             1,343,842            7
Leasehold improvements                                                     8,022,889             7,941,703            *
Purchased software                                                         5,838,603             3,294,070            5
Vehicles                                                                     131,711               155,058            3
                                                                      ----------------        --------------
                                                                          33,656,708            26,510,120
Less accumulated depreciation and amortization, including
    $2,893,080 and $2,062,025 attributable to capital leases
    at December 31, 2002 and 2001, respectively                          (14,219,940)           (9,336,986)
                                                                      ----------------        --------------
                                                                  $       19,436,768      $     17,173,134
                                                                      ================        ==============

         * Shorter of the useful life or the length of the lease.

In connection with the AmQUEST Acquisition, the Company added $1,935,970 of fixed assets, including $1,168,442 of capitalized leases

Depreciation and amortization charged to operations was $4,906,301 and $2,562,985 for the years ended December 31, 2002 and 2001; $948,164 for the fiscal year ended October 31, 2000, and $283,017 for the two-month period ended December 31, 2000.

In connection with the recording of a loss of on leased facilities at December 31, 2001, approximately $2,742,000 of capitalized costs were written off. (See
Note 10)


5. DEFERRED SOFTWARE COSTS

Deferred software costs consist of the following:

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------
Cost of internally-developed software
    and enhancements, including software
    under development                           $         5,956,159      $         5,821,360
Accumulated amortization                                 (4,214,098)              (3,624,290)
                                                    -----------------        -----------------
                                                $         1,742,061      $         2,197,070
                                                    =================        =================

Amortization of deferred software costs charged to operations was $589,808 and $753,879 for the years ended December 31, 2002 and 2001; $596,476 for the fiscal year ended October 31, 2000, and $91,691 for the two months ended December 31, 2000.


6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of the following:

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------
Excess cost of investments
    over net assets acquired                    $        30,692,926      $         9,978,490
Accumulated amortization                                 (2,241,717)              (2,241,717)
                                                    -----------------        -----------------
                                                $        28,451,209      $         7,736,773
                                                    =================        =================

In connection with the AmQUEST Acquisition, the Company incurred $20,714,436 of new goodwill.

Amortization charged to operations was $644,090 for the year ended December 31, 2001; $619,085 for the fiscal year ended October 31, 2000, and $105,464 for the two months ended December 31, 2000.

As noted above, SFAS 142 prohibits the amortization of goodwill, and also requires that the Company report, on a pro forma basis the amount of net income or loss, for periods presented prior to January 1, 2002, as if SFAS 142 were implemented at the beginning of the earliest period presented and goodwill had not been amortized.

                  CONSOLIDATED PRO FORMA STATEMENT OF NET LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 FOR THE YEAR ENDED              FOR THE TWO MONTH PERIOD ENDED        FOR THE FISCAL YEAR ENDED
                                 DECEMBER 31, 2001                     DECEMBER 31, 2000                    OCTOBER 31, 2000
                          ---------------------------------    -----------------------------------  --------------------------------
                           AS REPORTED        PRO FORMA          AS REPORTED         PRO FORMA        AS REPORTED       PRO FORMA
                          ---------------   ---------------    ----------------    ---------------  ---------------  ---------------
Net loss                  $      (36,524)    $     (35,880)     $       (4,440)     $      (4,335)  $     (14,983)   $     (14,364)
Net loss to
   common stockholders    $      (45,048)    $     (44,404)     $       (5,790)     $      (5,685)  $     (18,819)   $     (18,200)
Net loss to common
   stockholders per
   diluted share          $       (7.77)     $      (7.65)      $       (0.98)      $      (0.97)   $      (3.58)    $      (3.47)


Other intangible assets consist of the following:

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------
Acquired customer lists                         $         2,380,488      $         1,180,488
Accumulated amortization                                 (1,238,848)                (806,374)
                                                    -----------------        -----------------
                                                $         1,141,640      $           374,114
                                                    =================        =================

In connection with the acquisition of AmQUEST, Inc., the Company added customer contracts worth $1,200,000.

Amortization charged to operations was $432,474 and $134,294 for the years ended December 31, 2002 and 2001; $134,296 for the fiscal year ended October 31, 2000, and $22,384 for the two-month period ended December 31, 2000. Amortization expense related to customer lists is estimated to be $353,000, $277,000, $217,000, $170,000, and $17,000 for the years ended December 31, 2003, 2004,
2005, 2006 and 2007, respectively.


7.  ACCRUED EXPENSES

Accrued Expenses consists of the following:

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------

Salaries and Bonuses                            $           769,889      $         1,214,107
Interest                                                    588,302                   26,794
Other                                                     2,735,154                5,004,764
                                                    -----------------        -----------------
                                                $         4,093,345      $         6,245,665
                                                    =================        =================


8.  RELATED PARTY TRANSACTIONS

The Company is the beneficiary of a $1,000,000 life insurance policy that it maintains on its Chairman of the Board.

In June 2000, the Company hired a Chief Executive Officer (the "Executive"). The employment agreement with the Executive provided, among other things, for an award of 800,000 restricted shares of common stock and an agreement that the Company would loan the Executive an amount equal to 50 percent of the related Federal income tax liability on such grant. The Executive also purchased 68,446 shares of common stock from the Company at $14.61 per share. The value of the 800,000 restricted shares ($11,500,000 on the grant date of June 15, 2000) was being amortized ratably over the four-year vesting schedule. The Executive's obligation to the Company was repayable from, among other things, the proceeds arising from the disposition of any of the 800,000 shares. As of November 14, 2001, the Executive had borrowed, including accrued interest, a total of $1,935,000.

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

Due from related parties consists of the following:

                                                                 DECEMBER 31,
                                                    ---------------------------------------
                                                          2002                  2001
                                                    ------------------    -----------------
Due from the Chairman, bearing interest
   at the Prime Rate (4.25% at December
   31, 2002) plus 1% per annum, repayable
   on demand                                        $         84,645      $        78,177
Due from other officers, bearing interest at
   the Prime Rate, repayable on demand                       131,695              126,929
                                                        --------------        -------------
Total due from related parties                      $        216,340      $       205,106
                                                        ==============        =============

In accordance with the Sarbanes-Oxley Act of 2002, no further advances are being made to the Company's officers.


9.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------
Debentures                                      $        10,600,000      $            -
Unamortized discount                                     (1,228,444)                  -
Loan payable - financial institution                           -                 2,646,679
Vehicle loans                                                39,517                 60,159
Notes payable - other                                          -                    54,890
                                                    -----------------        -----------------
                                                          9,411,073              2,761,728
Less current portion                                        (20,895)            (1,000,000)
                                                    -----------------        -----------------
                                                $         9,390,178      $       1,761,728
                                                    =================        =================

On February 1, 2002, in anticipation of the AmQUEST Acquisition, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Camden Warrants") (subject to adjustments as discussed below) in exchange for $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to fund a portion of the cost of the AmQUEST Acquisition.

The Debentures were issued at an aggregate face value of $10,000,000 with a maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at the Company's sole option. Pursuant to the terms of the Debentures, the Company is required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elects to extend the maturity date as described above), 14% per annum from February 1, 2005. The Company has the option to pay interest in the form of (a) cash, (b) additional Debentures, or (c) a combination of cash and additional Debentures. If the Company chooses to make interest payments using additional Debentures, the Company may be required to issue additional warrants (the "Additional Camden Warrants") pursuant to the terms of the Debentures. Additional Camden Warrants will not be subject to cancellation. The fair market value of Additional Camden Warrants issued, if any, will be recorded as deferred financing costs and amortized over the remaining term of the Debentures.

The initial carrying values of the Debentures ($8,280,000) and Initial Camden Warrants ($1,720,000) were determined by apportioning an amount equal to the proceeds from the private sale multiplied by the relative value of each item as of the Issuance Date. The difference between the carrying value and the face value of the Debentures is being recorded as additional interest expense through February 1, 2005 (the initial maturity date of the Debentures) using the interest method.

The Initial Camden Warrants have been issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and the Investors (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Camden Warrants is $5.86. The Camden Warrants expire on January 31, 2007 and may be cancelled, in part, upon the prepayment of the Debentures as more fully described in the Warrant Agreement.

On July 31, 2002 and January 31, 2003, the Company made the interest payments then due by issuing additional Debentures totaling $600,000 and $636,000, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Camden Warrants to purchase 123,600 shares of common stock.

In August 2001, the Company borrowed $3 million from a financial institution to purchase computer equipment; bearing interest at 12.55% and repayable in 36 monthly payments of approximately $100,400. On February 1, 2002, in connection with the issuance of the debentures described above, the Company repaid this loan including a 3% penalty.

During 2001, the Company borrowed an aggregate of $62,252 from two lending institutions to finance the purchase of three vehicles. Two of these loans were entered into during the zero interest promotion. The aggregate monthly payment for these loans is $1,762.

On October 23, 2000, the Company entered into two agreements to purchase certain equipment. The agreements called for twenty-four payments of $5,847 per month. These obligations were paid as of December 31, 2002.

Capital Lease Obligations

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. During the year ended December 31, 2002, the Company entered into four capital leases aggregating approximately $1,278,000. During 2001, the Company entered into a capital lease for equipment having a net present value of $57,500. For the two-month period ended December 31, 2000, the Company entered into two capital leases aggregating approximately $3,603,000.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

Years ending December 31:
                                           2003            $        1,982,327
                                           2004                     1,415,197
                                           2005                        35,914
                                           2006                        21,366
                                                               ----------------
Total minimum lease payments                                        3,454,804
Less amount representing interest                                    (247,625)
                                                               ----------------
Present value of net minimum lease payments                         3,207,179
Less current portion of obligations under capital leases           (1,719,968)
                                                               ----------------
Long-term portion                                          $        1,487,211
                                                               ================



10.  INCOME TAXES

The provision (benefit) for income taxes on continuing operations consists of:


                                  YEAR ENDED DECEMBER 31,              TWO MONTH PERIOD          FISCAL YEAR
                           --------------------------------------       ENDED DECEMBER          ENDED OCTOBER
                                  2002                2001                 31, 2000               31, 2000
                            -----------------    ----------------     -------------------     ------------------

Current tax (benefit):
    Federal                $        (250,628)    $      697,000       $          -            $      (2,857,672)
    State and local                   42,233               -                     -                         -
Deferred
    provision
    (benefit)                           -                  -                     -                      684,229
                               --------------       -------------         ---------------        ---------------
                           $        (208,395)    $      697,000       $          -            $      (2,173,443)
                               ==============       =============         ===============        ===============


Income tax expense represents the difference between the estimated tax expense or benefit as provided and as realized in the Company's income tax returns. A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:

                                                                     TWO MONTH
                               YEARS ENDED DECEMBER 31,             PERIOD ENDED          FISCAL YEAR
                        ---------------------------------------     DECEMBER 31,         ENDED OCTOBER
                              2002                 2001                 2000                31, 2000
                        -----------------   -------------------   -----------------    ------------------
Tax provision
    computed at the
    statutory rate      $       315,753     $      (12,539,449)   $     (1,509,610)    $      (5,833,295)
Increase (decrease)
   in taxes resulting
   from:
     State and local
       income taxes,
       net of federal
       income taxes              27,874                   -                   -                     -
     Non-deductible
       expenses                  13,715              3,438,021             170,221               159,405
     Benefit of tax
       credits                 (315,109)                  -                   -                     -
     Losses for which
       no benefit has
       been provided               -                 9,101,428           1,366,890             3,500,447
     Other, net                (250,628)               697,000             (27,501)                 -
                            -------------       ---------------       -------------        --------------
                        $      (208,395)    $          697,000    $           -        $      (2,173,443)
                            =============       ===============       =============        ==============

Temporary differences that give rise to net deferred tax assets (liabilities) are as follows:

                                                                DECEMBER 31,
                                                ----------------------------------------------
                                                        2002                     2001
                                                ---------------------    ---------------------
Deferred tax assets:
    Accrued loss on leased facilities and
      office closings                           $           470,101      $         2,980,931
    Accrued liabilities                                     758,896                  612,342
    Allowance for doubtful accounts                         375,183                  418,711
    Deferred rent                                           358,980                  542,713
    Net operating loss                                   18,311,420               11,939,586
    Other                                                   107,950                     -
                                                    -----------------        -----------------
                                                         20,382,530               16,494,283
                                                    -----------------        -----------------
Deferred tax liabilities:
    Depreciation and amortization                          (506,245)                  22,234
    Deferred software costs                                (722,955)                (835,105)
    Other                                                      -                        -
                                                    -----------------        -----------------
                                                         (1,229,200)                (812,871)
                                                    -----------------        -----------------
Net tax assets                                           19,153,330               15,681,412
Valuation allowance                                     (19,153,330)             (15,681,412)
                                                    -----------------        -----------------
Net deferred taxes                              $              -         $              -
                                                    =================        =================

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $44.1 million for federal income tax purposes, including approximately $8.1 million acquired in the AmQUEST Acquisition, that begin to expire in 2019. The use of the acquired net operating loss may be restricted under Section 382 of the Internal Revenue Code.



11.  STOCKHOLDERS' EQUITY

COMMON STOCK - The Company is authorized to issue up to 50,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of legally available funds, and upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

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

On December 18, 2002, 262.3 shares of Series A Preferred, with a face value of $100,000, were converted into 2,764 shares of the Company's common stock. In addition, the same holder exercised his Series A Warrants, receiving an additional 4,441 common shares.

The significant provisions of the Series A Preferred Stock are as follows:

         Each share of Series A Preferred Stock maintains a liquidation preference of $381.25 per share, or an aggregate of $59.9 million for all 157,115 shares, plus accumulated and accrued dividends. Each share of Series A Preferred Stock bears a quarterly dividend of $7.625 payable on March 1, June 1, September 1, and December 1 of each year. Such dividends will accumulate and compound quarterly at a rate of 8% per annum for approximately the first three years. Thereafter, dividends may be accumulated and compounded quarterly at 8% per annum or paid in cash, at the option of the Company. Each share of Series A Preferred Stock was convertible initially into ten shares of common stock of the Company at the option of the Purchasers, subject to adjustment provided in the Certificate of Designation.

         The conversion price of the Series A Preferred Stock shall be adjusted from time to time if the Company: (i) pays a stock dividend; (ii) except in certain instances, issues or sells any shares of common stock or convertible securities at a price per share less than $14.61, as adjusted; (iii) subdivides or reclassifies its common stock; (iv) distributes assets to holders of common stock; or (v) makes a tender offer for all or any portion of its common stock. On February 1, 2002, in connection with the issuance of the Camden Warrants described below, each share of Series A Preferred became convertible into approximately
         10.54 shares of common stock.

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

On February 5, 2002, in connection with the issuance of the Initial Camden Warrants discussed below, the number of common shares issuable for the Investor Warrants was increased from 2,531,926 to 2,668,710 and the exercise price was adjusted to $0.00949.

PRIVATE SALE OF DEBENTURES WITH WARRANTS - In connection with the SPA discussed in Note 9 above, the Company issued the Debentures and the Initial Camden Warrants to purchase 2,000,000 shares of the common stock of the Company (subject to adjustments as discussed below) in exchange for $10,000,000.

OTHER WARRANTS - In February 2001, the Company issued a warrant to purchase 65,000 shares of the Company's common stock at $18.00 per share in settlement of any future contingent consideration payable under an agreement to purchase the assets of a business. This warrant has a ten year life and vests as to 21,667 shares on September 16, 2001, with the remaining 43,333 shares vesting in approximately equal amounts over the following 24 months. The fair value of the warrant of $146,900, calculated using the Black-Scholes pricing model, was recorded as additional goodwill relating to the related acquisition.

On June 5, 2000, the Company issued warrants to former debt holders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the settlement of all other potential equity interests in the Company held by them. The warrants were immediately exercisable and expire on June 5, 2004. The fair value of the warrants of $120,000, calculated using the Black-Scholes pricing model, was included in the statement of operations for the fiscal year ended October 31, 2000.

STOCK OPTION PLANS - On June 25, 2002, the stockholders approved a Board of Directors resolution establishing the Company's 2002 Stock Option and Stock Appreciation Rights Plan (the "2002 Plan"). The principal reason for adopting the 2002 Plan is the Federal income tax requirement that Incentive Stock Options must be granted within ten years from the earlier of the date of adoption of a qualified plan or approval of the plan by the stockholders. Prior to its initial public offering in September 1992, the Company had adopted the 1992 Stock Option and Stock Appreciation Rights Plan (as subsequently amended and restated, "the 1992 Plan") that provided for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. The material features of the 1992 Plan and the 2002 Plan are substantially the same. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company.

Upon adoption of the 2002 Plan, the resolution of the Board of Directors stipulates that no further grants will be made pursuant to the 1992 Plan. The grants previously made under the 1992 Plan will not be affected. The Board's resolution provides that 1,000,000 shares will be authorized as available for grant under the 2002 Plan. Both plans provide a maximum exercise period of ten years. Qualified options granted to a 10% or greater stockholder shall have a maximum term of five years under Federal tax rules. As a matter of practice, except with respect to a 10% or greater stockholder, the typical exercise period for options granted under the existing plan has been ten years from the date of grant.

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

The Board or the committee may also grant "stock appreciation rights" ("SARs") in connection with specific options granted under the plan. Each SAR entitles the holder to either: (a) cash (in an amount equal to the excess of the fair value of a share of common stock over the exercise price of the related options); or (b) common stock (the number of shares of which is to be determined by dividing the SARs cash value by the fair market value of a share of common stock on the SAR exercise date); or (c) a combination of cash and stock. SARs may be granted along with options granted under the 2002 Plan, and to holders of previously granted options. No SARs have been granted under the either plan.

Activity in the Plan during the periods from October 31, 1999 through December 31, 2002 is as follows:

                                                   NUMBER OF          EXERCISE PRICE RANGE         WEIGHTED AVERAGE
                                                    OPTIONS                                         EXERCISE PRICE
                                                 ---------------    --------------------------    --------------------
Options outstanding, October 31, 1999                  788,400           $ 3.55 - $11.48                $ 6.56
         Options granted                             1,407,350           $ 8.81 - $45.00                $16.18
         Options exercised                            (170,478)          $ 3.25 - $27.25                $ 5.53
         Options cancelled                             (54,422)          $ 4.38 - $27.25                $13.38
                                                 ---------------
Options outstanding, October 31, 2000                1,970,850           $ 3.25 - $45.00                $12.89
         Options cancelled                            (183,916)          $ 8.81 - $27.25                $13.74
                                                 ---------------
Options outstanding, December 31, 2000               1,786,934           $ 3.25 - $45.00                $12.65
         Options granted                               235,400           $ 4.58 - $14.61                $ 8.09
         Options exercised                             (25,000)          $ 4.68 - $ 4.68                $ 4.68
         Options cancelled                            (593,563)          $ 4.64 - $45.00                $17.99
                                                 ---------------
Options outstanding, December 31, 2001               1,403,771           $ 3.25 - $37.78                $ 9.77
         Options granted                               252,100           $ 4.95 - $ 8.63                $ 6.37
         Options exercised                             (53,885)          $ 3.78 - $ 7.14                $ 5.38
         Options cancelled                            (195,051)          $ 4.38 - $27.25                $12.64
                                                 ---------------
Options outstanding, December 31, 2002               1,406,935           $ 3.25 - $37.78                $ 8.93
                                                 ===============

                 ADDITIONAL INFORMATION REGARDING EXERCISE PRICE RANGES OF OPTIONS OUTSTANDING:
------------------------------------------------------------------------------------------------------------------
                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                               WEIGHTED          WEIGHTED                             EXERCISE
                           NUMBER OF           AVERAGE           AVERAGE           NUMBER OF          PRICE OF
  EXERCISE PRICE            OPTIONS            EXERCISE        CONTRACTUAL          OPTIONS         EXERCISABLE
       RANGE              OUTSTANDING           PRICES         LIFE (YEARS)       EXERCISABLE         OPTIONS
--------------------    ----------------     -------------    ---------------    --------------    ---------------
    $ 3.25 - $ 4.86            186,250          $ 3.61             3.6                184,163          $ 3.59
    $ 5.15 - $ 7.14            354,463          $ 5.88             7.3                163,538          $ 5.52
    $ 7.30 - $10.47            659,250          $ 9.41             6.5                597,949          $ 9.47
    $10.86 - $15.42             67,062          $11.81             1.5                 59,078          $11.67
    $17.00 - $23.13            122,860          $18.72             6.4                109,128          $18.80
    $27.25 - $31.81             13,300          $28.58             6.9                 13,300          $28.58
    $37.78 - $37.78              3,750          $37.78             7.4                  3,750          $37.78
                        ----------------                                         --------------
                             1,406,935                                              1,130,906
                        ================                                         ==============


There were 1,130,906, 1,094,647, 950,997, and 884,612 options exercisable at
December 31, 2002, 2001 and 2000 and October 31, 2000, respectively. At December 31, 2002, there are 954,250 options available for future grant.

12.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is obligated under two employment agreements that were to expire on October 31, 2002. A provision of these agreements provides that, in the absence of any written notice to the contrary, each agreement is extended such that there shall always be an unexpired term of one year. This provision is currently in force. In connection with the AmQUEST Acquisition discussed in Note 2, an additional employment agreement was entered into as of February 5, 2002 with a one year minimum term. Pursuant to such agreements, the total annual minimum salary payable in 2003 is $844,375.

Consulting and Non-competition

In connection with an acquisition, the Company entered into an agreement with the former owner of the acquired company. This agreement, as amended, expires on February 1, 2003, and provides for remaining payments totaling $46,000 through that date.

Lease Obligations

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

The Company leases space in a building owned by the former parent of AmQUEST. At February 5, 2002, the Company occupied approximately 33,400 square feet. The lease agreement permits the Company to reduce its use of this space for a pro-rata reduction in rent. The Company has moved most of the operations of AmQUEST to the facility in the Atlanta metropolitan area, and occupies approximately 11,400 square feet at December 31, 2002. It is the Company's intention to further reduce its use of this space during 2003. This lease agreement expires on January 31, 2006, unless the Company reduces its use of this space to zero at an earlier date. During 2002, the lease expense for this facility totaled $362,000.

The Company's obligations under certain of these leases are secured by cash deposits or standby letters of credit, aggregating $735,000 and $2,086,000 at December 31, 2002 and 2001, respectively. The standby letters of credit are collateralized by certain cash investments that have been classified as long-term assets. Total expense for occupancy costs, was approximately $2,264,000; $5,364,000; $607,000; and $2,104,000 for the years ended December
31, 2002 and 2001, the two months ended December 31, 2000, and for the fiscal year ended October 31, 2000, respectively.

Loss on Leased Facilities

In May 2002, the Company reached an agreement with the landlord of a facility the Company had been developing in the Northern Virginia high tech corridor. The agreement releases the Company from the future payments under its lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, the Company had recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. In 2002, approximately $290,000 of the provision relating to estimated settlement costs was reversed.

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

Effective July 31, 2000, the Company closed its Charlotte, NC sales office, and recorded a charge of approximately $514,000 representing the total amount of future payments. The lease for this facility expired on December 31, 2002.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses.

Approximate minimum future lease payments for real estate and other operating leases are as follows:

        Years ending December 31,
                   2003                     $          8,668,000
                   2004                                6,264,000
                   2005                                5,481,000
                   2006                                5,350,000
                   2007                                5,116,000
                Thereafter                            28,656,000
                                               -------------------
                                            $         59,535,000
                                               ===================


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

In February 2001, the Asset Purchase Agreement was amended to provide for the issuance of a warrant to purchase 65,000 shares of the Company's common stock to settle any future contingent payments (see Note 12).


13.  RETIREMENT PLANS

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute up to 100% of covered compensation each year, to the IRS maximum of $11,000. Per the Economic Growth and Tax Reconciliation Act of 2001, employees who reached 50 years of age were allowed to contribute an additional $1,000. The Company may make matching contributions at the discretion of the Board of Directors. The Company has not made any matching contributions. The administrative costs of the Plans are borne by the Company. Asset management costs are deducted pro rata from the participants' accounts.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands except per share data):

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                        MARCH 31,             JUNE 30,              SEPTEMBER 30,         DECEMBER 31,
                                          2002                  2002                    2002                  2002
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $         11,233      $         13,241      $          12,906     $         13,394
                                        ==============        ==============        ===============       ==============
Net income (loss)                    $          1,330      $           (726)     $             (30)    $            563
                                        ==============        ==============        ===============       ==============
Net loss to common
   Stockholders                      $           (919)     $         (3,024)     $          (2,378)    $         (1,835)
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders per basic or
   diluted common shares             $          (0.17)     $          (0.57)     $           (0.44)    $          (0.34)
                                        ==============        ==============        ===============       ==============

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                         MARCH 31,            JUNE 30,             SEPTEMBER 30,        DECEMBER 31,
                                           2001                 2001                   2001                  2001
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $          5,514      $          6,610      $           7,354     $          7,508
                                        ==============        ==============        ===============       ==============
Net loss                             $         (7,782)     $         (6,243)     $          (4,800)    $        (17,699)
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders                      $         (9,844)     $         (8,350)     $          (6,953)    $        (19,901)
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders per basic or
   diluted common shares             $          (1.68)     $          (1.42)     $           (1.18)    $          (3.49)
                                        ==============        ==============        ===============       ==============

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              BALANCE AT          CHARGED TO
                             BEGINNING OF          COSTS AND          CHARGED TO                           BALANCE AT END
                                PERIOD             EXPENSES         OTHER ACCOUNTS      DEDUCTIONS (a)        OF PERIOD
                           -----------------    ----------------    ---------------    ----------------    ----------------
Allowance for
   Doubtful Accounts:
Year ended
   December 31, 2002        $     1,008,942      $      227,784      $     -            $      185,834      $    1,050,892
                               =============        ============        ===========        ============        ============
Year ended
   December 31,2001         $       525,957      $      776,228      $     -            $      293,243      $    1,008,942
                               =============        ============        ===========        ============        ============
Two-month period
   Ended December
   31, 2000                 $       502,957      $       23,000      $     -            $       -           $      525,957
                               =============        ============        ===========        ============        ============
Fiscal year ended
   October 31, 2000         $       350,939      $      175,838      $     -            $       23,820      $      502,957
                               =============        ============        ===========        ============        ============


(a) Uncollectible accounts written off, net of recoveries.