Form 10-Q
period 2003-03-31
INFOCROSSING INC
filed 2003-05-12
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 2003

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

       Registrant's telephone number, including area code: (201) 840-4700
                                                           --------------




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

There were 5,3784,516 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 9, 2003.

Transitional Small Business Disclosure Form (check one): Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE
                             AND PER SHARE AMOUNTS)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2003                 2002
                                                                                  ----------------     --------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                              $     7,137         $     7,026
   Trade accounts receivable, net of allowances for
     doubtful accounts of $625 and $1,051                                                  3,407               4,369
   Due from related parties                                                                  218                 216
   Prepaid license fees                                                                      697                 827
   Other current assets                                                                    1,388               1,308
                                                                                     -----------         -----------
                                                                                          12,847              13,746
                                                                                     -----------         -----------
PROPERTY and EQUIPMENT, net                                                               20,509              19,437
                                                                                     -----------         -----------
OTHER ASSETS:
   Deferred software, net                                                                  1,619               1,742
   Goodwill, net                                                                          28,361              28,451
   Other intangible assets, net                                                            1,038               1,142
   Security deposits and other non-current assets                                          1,127                 977
                                                                                     -----------         -----------
                                                                                          32,145              32,312
                                                                                     -----------         -----------
TOTAL ASSETS                                                                         $    65,501         $    65,495
                                                                                     ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                  $     3,503         $     4,093
   Current portion of long-term debt and capitalized lease obligations                     2,129               1,741
   Current portion of accrued loss on leased facilities                                      206                 208
   Accrued expenses                                                                        4,001               4,093
   Income taxes payable                                                                      117                  96
   Customer deposits, deferred revenue, and other current liabilities                        304               1,381
                                                                                     -----------         -----------
                                                                                          10,260              11,612
                                                                                     -----------         -----------
LONG-TERM LIABILITES:
   Debentures due in 2005, net of unaccreted discount                                     10,147               9,372
   Long-term debt and capitalized lease obligations                                        1,918               1,506
   Accrued loss on leased facilities                                                         877                 925
   Deferred revenue and other long-term liabilities                                        1,045               1,096
                                                                                     -----------         -----------
                                                                                          13,987              12,899
                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK;
   $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference
   of $75,364 at March 31, 2003)                                                          55,637              53,189
                                                                                     -----------         -----------
STOCKHOLDERS' DEFICIT:
   Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued                 -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 5,973,506 at March 31, 2003 and December 31, 2002                                     60                  60
   Additional paid-in capital                                                             61,135              61,135
   Accumulated deficit                                                                   (72,727)            (70,549)
                                                                                     -----------         -----------
                                                                                         (11,532)             (9,354)
   Less 594,990 shares of common stock held in treasury, at cost                          (2,851)             (2,851)
                                                                                     -----------         -----------
TOTAL STOCKHOLDERS' DEFICIT                                                              (14,383)            (12,205)
                                                                                     -----------         -----------
TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT                                           $    65,501         $    65,495
                                                                                     ===========         ===========
           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)
                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                -------------------------------------
                                                                                      2003                 2002
                                                                                ----------------     ----------------
                                                                                             (UNAUDITED)

REVENUES                                                                            $    13,129          $    11,233
                                                                                    -----------          -----------
COSTS and EXPENSES:
   Operating costs                                                                        8,310                5,418
   Selling and promotion costs                                                              806                  773
   General and administrative expenses                                                    1,734                1,969
   Depreciation and amortization                                                          1,416                1,362
                                                                                    -----------          -----------
                                                                                         12,266                9,522
                                                                                    -----------          -----------
INCOME FROM OPERATIONS                                                                      863                1,711
                                                                                    -----------          -----------
Interest income                                                                             (20)                 (84)
Interest expense                                                                            593                  465
                                                                                    -----------          -----------
                                                                                            573                  381
                                                                                    -----------          -----------
INCOME BEFORE INCOME TAXES                                                                  290                1,330
Income tax expense                                                                           20                   -
                                                                                    -----------          -----------
NET INCOME                                                                                  270                1,330
Accretion and dividends on redeemable preferred stock                                    (2,448)              (2,249)
                                                                                    -----------          -----------
NET LOSS TO COMMON STOCKHOLDERS                                                     $    (2,178)         $      (919)
                                                                                    ===========          ===========
BASIC AND DILUTED EARNINGS PER SHARE:
   Net loss to common stockholders                                                  $     (0.40)         $     (0.17)
                                                                                    ===========          ===========
   Weighted average number of common shares outstanding                                   5,379                5,342
                                                                                    ===========          ===========
           See Notes to Consolidated Financial Statements (Unaudited).


                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            (UNAUDITED, IN THOUSANDS)


                                                                    ADDITIONAL                           TREASURY
                                                                     PAID IN         ACCUMULATED         STOCK AT
                                COMMON SHARES      PAR VALUE         CAPITAL           DEFICIT             COST            TOTAL
                               --------------    -------------    -------------    ---------------    -------------    -------------
Balances,                              5,974       $       60       $   61,135       $   (70,549)       $   (2,851)      $  (12,205)
   December 31, 2002

Accretion and dividends on
   Redeemable preferred stock             -                -                -             (2,448)               -            (2,448)

Net income                                -                -                -                270                -               270
                               --------------    -------------    -------------    ---------------    -------------    -------------
Balances,
   March 31, 2003                      5,974       $       60       $   61,135       $   (72,727)       $   (2,851)      $  (14,383)
                               ==============    =============    =============    ===============    =============    =============

           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -------------------------------------
                                                                                       2003                2002
                                                                                 -----------------    ----------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $       270          $     1,330
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                          1,416                1,362
   Accretion of discounted Debentures                                                       139                   87
   Credits granted by a software licensor, net of amounts used                               -                  (883)
   Decrease (increase) in:
     Trade accounts receivable                                                              962                 (451)
     Prepaid license fees and other current assets                                           50                   81
     Security deposits and other non-current assets                                        (152)                (133)
   Increase (decrease) in:
     Accounts payable                                                                      (590)               2,325
     Income taxes payable                                                                    21                   -
     Accrued expenses                                                                       834               (2,691)
     Payments on accrued loss on leased facilities                                          (37)                (131)
     Customer deposits, deferred revenue, and other liabilities                          (1,128)                (328)
                                                                                    -----------          -----------
          Net cash provided by operating activities                                       1,785                  568
                                                                                    -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (969)              (1,441)
   Purchase of the outstanding stock of AmQUEST, Inc. and payments
     of related costs                                                                      (200)             (20,373)
   Increase in deferred software costs                                                      (28)                 (43)
                                                                                    -----------          -----------
          Net cash used in investing activities                                          (1,197)             (21,857)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Debentures                                                      -                10,000
   Repayment of debt and capitalized leases                                                (462)              (3,080)
   Advances to related parties, net                                                          (2)                  (5)
                                                                                    -----------          -----------
          Net cash (used in) provided by financing activities                              (464)               6,915
                                                                                    -----------          -----------
          Net cash provided by (used in) continuing operations                              124              (14,374)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                (13)                 (13)
                                                                                    -----------          -----------
Net increase (decrease) in cash and equivalents                                             111              (14,387)
Cash and equivalents, beginning of period                                                 7,026               24,344
                                                                                    -----------          -----------
Cash and equivalents, end of the period                                             $     7,137          $     9,957
                                                                                    ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                       $        85          $       171
                                                                                    ===========          ===========
     Income taxes                                                                   $        51          $        -
                                                                                    ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   ACTIVITY:
     Fees and other costs accrued in connection with the purchase
       Of AmQUEST, Inc.                                                             $        -           $       448
                                                                                    ===========          ===========
     Equipment acquired subject to a capital lease                                  $     1,262          $        -
                                                                                    ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                 $        -           $        95
                                                                                    ===========          ===========
     Additional Debentures issued in lieu of a cash payment of interest             $       636          $        -
                                                                                    ===========          ===========
           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, and the consolidated statement of stockholders' deficit for the three months ended March 31, 2003 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly owned subsidiaries, including, subsequent to its acquisition on February 5, 2002, the accounts of AmQUEST, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


2.  ACQUISITION

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, a Georgia corporation, from its former parent company American Software, Inc. ("ASI")(the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI approximately $19,634,000 in cash, after finalizing certain post closing adjustments. In addition, the Company incurred approximately $612,000 in professional fees and other costs related to the acquisition of which $150,000 remains unpaid at March 31, 2003.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 3 and cash on hand.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated $20,624,000 in goodwill. This goodwill is not amortizable for tax purposes.

The following unaudited condensed consolidated pro forma financial statement of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of January 1, 2002. The pro forma statement of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

            CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2002
                                                        ------------------------
Revenues                                                  $              12,708
                                                           ====================
Net income                                                $               1,115
                                                           ====================
Net loss to common stockholders                           $              (1,134)
                                                           ====================
Net loss to common stockholders per
   basic and diluted share                                $               (0.21)
                                                           ====================

3.  DEBENTURES

On February 1, 2002, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Camden Warrants") in exchange for $10,000,000. Pursuant to the SPA, the proceeds of the sale of the Debentures were used to fund a portion of the cost of the AmQUEST Acquisition.

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

On July 31, 2002 and January 31, 2003, the Company made the interest payment then due by issuing additional Debentures totaling $600,000 and $636,000, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Camden Warrants to purchase 123,600 shares of common stock.


4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement did not have an impact on the Company's current financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

5.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                  2003                 2002
                                           ----------------    -----------------
Net loss to common stockholders:
   As reported                                 $    (2,178)        $      (919)
                                               ===========         ===========
   Pro forma                                   $    (2,908)        $    (1,642)
                                               ===========         ===========
Net loss to common stockholders per share:
   As reported                                 $     (0.40)        $     (0.17)
                                               ===========         ===========
   Pro forma                                   $     (0.54)        $     (0.31)
                                               ===========         ===========

6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average shares outstanding. Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three months ended March 31, 2003 and 2002, common stock equivalents are ignored since the effect of including such equivalents would have been antidilutive.

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

THREE-MONTHS ENDED MARCH 31, 2003 AND 2002

For the three months ended March 31, 2003 (the "Current Quarter"), revenues increased $1,896,000 (17%) to $13,129,000 from $11,233,000 for the three months ended March 31, 2002 (the "Prior Quarter"). This revenue growth is primarily attributable to new customer contracts added in 2002.

Operating costs increased $2,892,000 (53%) to $8,310,000 during the Current Quarter compared with $5,418,000 for the Prior Quarter. Operating costs in the Prior Quarter reflect a settlement of certain claims with a software licensor whereby we received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). The entire value of the Credits was recorded in the Prior Quarter, and we also reversed accrued expenses of $796,000 for software support and maintenance fees in the Prior Quarter in connection with the settlement of the dispute.

Selling and promotion costs increased $33,000 (4%) to $806,000 in the Current Quarter from $773,000 in the Prior Quarter.

General and administrative expenses decreased $235,000 (12%) to $1,734,000 for the Current Quarter from $1,969,000 for the Prior Quarter, primarily due to continued cost savings initiatives.

Depreciation and amortization for fixed assets and other intangibles increased $54,000 (4%), from $1,362,000 in the Prior Quarter to $1,416,000 in the Current Quarter, primarily as a result of fixed asset additions since March 31, 2002.

We recorded net interest expense of $573,000 in the Current Quarter, compared with $381,000 in the Prior Quarter. The net change of $192,000 reflects an increase of $128,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of $64,000, primarily due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent, the decrease in interest income results from lower interest rates.

In the Current Quarter, we recorded income tax expense of $20,000, related to estimated state income tax obligations. No tax expense was recorded in the Prior Quarter. At March 31, 2003, we have net operating loss carryforwards of approximately $44.1 million for federal income tax purposes, including approximately $8.1 million acquired in the AmQUEST Acquisition, that begin to expire in 2019. The use of the acquired net operating loss acquired in the AmQUEST Acquisition may be restricted under current tax rules. Any future tax benefit generated by the use of the net operating loss acquired in the AmQUEST Acquisition will be treated as a reduction of goodwill. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $270,000 for the Current Quarter compared with $1,330,000 for the Prior Quarter. Net income for the Prior Quarter includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Quarter, net income increased by $1,736,000. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,178,000 for the Current Quarter compared with $919,000 in the Prior Quarter. The loss per common share was $0.40 for the Current Quarter compared with $0.17 in the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1,785,000 for the three months ended March 31, 2003. During the Current Quarter, we had $270,000 of net income, $1,416,000 of depreciation and amortization, and $139,000 of debenture discount amortization. Among other operating items, the decrease in accounts receivable was offset by a decrease in customer deposits, and the increase in accrued expenses was largely offset by a decrease in accounts payable and an increase in non-current assets.

Principal investing activities include $969,000 for the purchase of property and equipment. During the first quarter of 2003, we also incurred capital leases of approximately $1,262,000.

Principal financing activities included $462,000 in payments of principal with respect to debt and capital lease obligations.

On February 1, 2002, the Company entered into a Securities Purchase Agreement (the "SPA") with a group of private investors (the "Investors") whereby the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Camden Warrants") in exchange for $10,000,000.

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

On July 31, 2002 and January 31, 2003, the Company made the interest payment then due by issuing additional Debentures totaling $600,000 and $636,000, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Camden Warrants to purchase 123,600 shares of common stock.

Another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the three months ended March 31, 2003, our EBITDA was $2,279,000 compared with $3,073,000 in the Prior Quarter. EBITDA for the Prior Quarter includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Quarter, the significant improvement in EBITDA reflects the contribution of AmQUEST to our operations along with organic revenue growth and the additional cost savings noted above. The following table reconciles EBITDA to net income for the Current and Prior Quarter.

                                                RECONCILIATION - IN THOUSANDS
                                                  THREE MONTHS ENDED MARCH 31,
                                                 2003                 2002
                                          -----------------    -----------------
 NET INCOME                                 $       270          $     1,330
    Add back:
      Tax expense                                    20                   -
      Net interest expense                          573                  381
      Depreciation and amortization               1,416                1,362
                                            -----------          -----------
 EBITDA                                     $     2,279          $     3,073
                                            ===========          ===========

As of March 31, 2003, we had cash and equivalents of $7,137,000. We believe that our cash, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for the next 12 months. We would need to obtain additional financing to fund any significant acquisitions or other substantial investments.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

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

At March 31, 2003, the Company's outstanding fixed rate debt was approximately $15,283,000. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

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


ITEM 4 - CONTROLS AND PROCEDURES

During the quarter ended March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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

      10.1 Lease Termination Agreement dated as of April 19, 2002 by and between Beco-Terminal LLC and the Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for March 31, 2002.

 (b) Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.
May 12, 2003                                            /s/
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

May 12, 2003                                            /s/
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance

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

May 12, 2003                                              /s/
                                       -----------------------------------------
                                       Zach Lonstein
                                       Chairman and Chief Executive Officer

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

May 12, 2003                                              /s/
                                       -----------------------------------------
                                       William J. McHale
                                       Senior Vice President of Finance