Form 10-Q
period 2003-06-30
INFOCROSSING INC
filed 2003-08-14
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2003

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                        Delaware                     13-3252333
            -------------------------------      -------------------
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





Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No.

There were 5,386,016 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 12, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share
                             and per share amounts)
                                                                                     June 30,           December 31,
                                                                                       2003                 2002
                                                                                  ---------------      --------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                              $     8,083         $     7,026
   Trade accounts receivable, net of allowances for
        doubtful accounts of $518 and $1,051                                               2,819               4,369
   Due from related parties                                                                  221                 216
   Prepaid license fees                                                                      567                 827
   Other current assets                                                                    1,976               1,308
                                                                                     -----------         -----------
                                                                                          13,666              13,746
                                                                                     -----------         -----------
PROPERTY and EQUIPMENT, net                                                               19,760              19,437
                                                                                     -----------         -----------
OTHER ASSETS:
   Deferred software, net                                                                  1,501               1,742
   Goodwill, net                                                                          28,361              28,451
   Other intangible assets, net                                                              951               1,142
   Security deposits and other non-current assets                                          1,083                 977
                                                                                     -----------         -----------
                                                                                          31,896              32,312
                                                                                     -----------         -----------
TOTAL ASSETS                                                                         $    65,322         $    65,495
                                                                                     ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                  $     3,738         $     4,093
   Current portion of long-term debt and capitalized lease obligations                     2,155               1,741
   Current portion of accrued loss on leased facilities                                      204                 208
   Accrued expenses                                                                        2,743               4,093
   Income taxes payable                                                                      125                  96
   Customer deposits, deferred revenue, and other current liabilities                      1,286               1,381
                                                                                     -----------         -----------
                                                                                          10,251              11,612
                                                                                     -----------         -----------
LONG-TERM LIABILITES:
   Debentures due in 2005, net of unaccreted discount                                     10,288               9,372
   Long-term debt and capitalized lease obligations                                        1,555               1,506
   Accrued loss on leased facilities                                                         829                 925
   Deferred revenue and other long-term liabilities                                          996               1,096
                                                                                     -----------         -----------
                                                                                          13,668              12,899
                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK;
   $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference
   of $76,870 at June 30, 2003)                                                           58,138              53,189
                                                                                     -----------         -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued                 -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 5,981,006 at June 30, 2003 and 5,973,506 at December 31, 2002                         60                  60
   Additional paid-in capital                                                             61,179              61,135
   Accumulated deficit                                                                   (75,123)            (70,549)
                                                                                     -----------         -----------
                                                                                         (13,884)             (9,354)
   Less 594,990 shares of common stock held in treasury, at cost                          (2,851)             (2,851)
                                                                                     -----------         -----------
TOTAL STOCKHOLDERS' DEFICIT                                                              (16,735)            (12,205)
                                                                                     -----------         -----------
TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT                                           $    65,322         $    65,495
                                                                                     ===========         ===========

                                See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands,
                            except per share amounts)

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                     ----------------------------------    ---------------------------------
                                                          2003               2002               2003              2002
                                                     ---------------    ---------------    ---------------    --------------
REVENUES                                                $   13,582         $   13,242         $   26,711         $   24,474
                                                        ----------         ----------         ----------         ----------
COSTS and EXPENSES:
   Operating costs                                           8,647              9,165             16,957             14,583
   Selling and promotion costs                                 840                854              1,646              1,627
   General and administrative expenses                       1,889              1,800              3,623              3,768
   Depreciation and amortization                             1,473              1,579              2,889              2,942
                                                        ----------         ----------         ----------         ----------
                                                            12,849             13,398             25,115             22,920
                                                        ----------         ----------         ----------         ----------
INCOME (LOSS) FROM OPERATIONS                                  733               (156)             1,596              1,554
                                                        ----------         ----------         ----------         ----------

Interest income                                                (17)               (52)               (37)              (137)
Interest expense                                               637                622              1,230              1,087
                                                        ----------         ----------         ----------         ----------
                                                               620                570              1,193                950
                                                        ----------         ----------         ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                              113               (726)               403                604

Income tax expense                                               8                 -                  28                 -
                                                        ----------         ----------         ----------         ---------

NET INCOME (LOSS)                                              105               (726)               375                604

Accretion and dividends on redeemable
   preferred stock                                          (2,501)            (2,298)            (4,949)            (4,547)
                                                        ----------         ----------         ----------         ----------

NET LOSS TO COMMON STOCKHOLDERS                         $   (2,396)        $   (3,024)        $   (4,574)        $   (3,943)
                                                        ==========         ==========         ==========         ==========

BASIC AND DILUTED EARNINGS PER SHARE:
   Net loss to common stockholders                      $    (0.45)        $    (0.57)        $    (0.85)        $    (0.74)
                                                        ==========         ==========         ==========         ==========
   Weighted average number of common
      shares outstanding                                     5,383              5,342              5,381              5,342
                                                        ==========         ==========         ==========         ==========


                                See Notes to Consolidated Financial Statements (Unaudited).


                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            (Unaudited, in thousands)


                                                                 Additional                           Treasury
                                                                  Paid in         Accumulated         Stock at
                             Common Shares      Par Value         Capital           Deficit             Cost            Total
                             --------------    -------------    -------------    ---------------    -------------    -------------
Balances,
   December 31, 2002                 5,974       $       60       $   61,135       $   (70,549)       $   (2,851)      $  (12,205)

Exercises of stock options               7               -                44                -                 -                44

Accretion and dividends on
   Redeemable preferred stock           -                -                -             (4,949)               -            (4,949)

Net income                              -                -                -                375                -               375
                               -----------       ----------       ----------       -----------        ----------       ----------
Balances,
   June 30, 2003                     5,981       $       60       $   61,179       $   (75,123)       $   (2,851)      $  (16,735)
                               ===========       ==========       ==========       ===========        ==========       ==========


                                See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                       -------------------------------------
                                                                                            2003                 2002
                                                                                       ----------------    -----------------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $       375         $       604
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                                2,889               2,942
   Accretion of discounted Debentures                                                             280                 220
   Decrease (increase) in:
     Trade accounts receivable                                                                  1,550                (390)
     Prepaid license fees and other current assets                                               (408)               (191)
     Security deposits and other non-current assets                                              (111)                 52
   Increase (decrease) in:
     Accounts payable                                                                            (355)               (789)
     Income taxes payable                                                                          29                  -
     Accrued expenses                                                                            (274)             (1,667)
     Payments on accrued loss on leased facilities                                                (74)             (1,694)
     Customer deposits, deferred revenue, and other liabilities                                  (195)               (598)
                                                                                          -----------         -----------
          Net cash provided by (used in) operating activities                                   3,706              (1,511)
                                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (1,202)             (2,141)
   Purchase of the outstanding stock of AmQUEST, Inc. and payments
     of related costs                                                                            (350)            (20,414)
   Increase in deferred software costs                                                            (61)                (64)
                                                                                          -----------         -----------
          Net cash used in investing activities                                                (1,613)            (22,619)
                                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Debentures                                                            -               10,000
   Repayment of debt and capitalized leases                                                    (1,049)             (3,718)
   Exercises of stock options and warrants                                                         44                   7
   Advances to related parties, net                                                                (5)                 (6)
                                                                                          ------------        -----------
          Net cash (used in) provided by financing activities                                  (1,010)              6,283
                                                                                          -----------         -----------
          Net cash provided by (used in) continuing operations                                  1,083             (17,847)
                                                                                          -----------         -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                      (26)                (26)
                                                                                          -----------         -----------
Net increase (decrease) in cash and equivalents                                                 1,057             (17,873)
Cash and equivalents, beginning of period                                                       7,026              24,344
                                                                                          -----------         -----------
Cash and equivalents, end of the period                                                   $     8,083         $     6,471
                                                                                          ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                             $       220         $       357
                                                                                          ===========         ===========
     Income taxes                                                                         $       103         $         5
                                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Fees and other costs accrued in connection with the purchase
       Of AmQUEST, Inc.                                                                   $        -          $       407
                                                                                          ===========         ===========
     Equipment acquired subject to a capital lease                                        $     1,512         $       901
                                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                       $        -          $        95
                                                                                          ===========         ===========
     Additional Debentures issued in lieu of a cash payment of interest                   $       636         $        -
                                                                                          ===========         ===========

                                See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, the consolidated statement of stockholders' deficit for the six months ended June 30, 2003, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


2.  ACQUISITION

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, a Georgia corporation, from its former parent company American Software, Inc. ("ASI")(the "AmQUEST Acquisition"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI approximately $19,634,000 in cash, after finalizing certain post closing adjustments. In addition, the Company incurred approximately $612,000 in professional fees and other costs related to the acquisition.

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

The following unaudited condensed consolidated pro forma financial statement of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of January, 2002. The pro forma statement of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

            Condensed Consolidated Pro Forma Statement of Operations
                      (In Thousands except Per Share Data)

                                                         Six Months Ended June
                                                               30, 2002
                                                         ----------------------
Revenues                                                 $              25,949
                                                          ====================
Net income                                               $                 478
                                                          ====================
Net loss to common stockholders                          $              (4,068)
                                                          ====================

Net loss to common stockholders per
   basic and diluted share                               $               (0.76)
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

On July 31, 2002, January 31, 2003, and July 31, 2003, the Company made the interest payment then due by issuing additional Debentures totaling $600,000, $636,000, and $674,160, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Camden Warrants to purchase 191,016 shares of common stock. The exercise price of the Additional Camden Warrants, if issued, will equal the average daily closing bid price for the Company's common stock for the period consisting of the thirty business days immediately before February 1, 2004. Any Additional Camden Warrants will expire after the five-year anniversary of issuance of such warrants.


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

In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

5.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three and six months ended June 31, 2003 and 2002 would have been as follows:

                                                  Three Months                          Six Months
                                                 Ended June 30,                       Ended June 30,
                                        ---------------------------------    ---------------------------------
                                            2003               2002              2003               2002
                                        --------------    ---------------    --------------    ---------------
Net loss to common stockholders:
     As reported                         $    (2,396)      $    (3,024)       $    (4,574)      $    (3,943)
       Deduct:  stock-based
         employee compensation,
         net of taxes                           (704)             (730)            (1,434)           (1,453)
                                         -----------       -----------        -----------       -----------
     Pro forma                           $    (3,100)      $    (3,754)       $    (6,008)      $    (5,396)
                                         ===========       ===========        ===========       ===========

Net loss to common stockholders per share:
     As reported                         $     (0.45)      $     (0.57)       $     (0.85)      $     (0.74)
                                         ===========       ===========        ===========       ===========
     Pro forma                           $     (0.58)      $     (0.70)       $     (1.12)      $     (1.01)
                                         ===========       ===========        ===========       ===========

6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average shares outstanding. Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three and six month periods ended June 30, 2003 and 2002, common stock equivalents have been ignored since the effect of including such equivalents would have been antidilutive.

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

THREE MONTHS ENDED JUNE 30, 2003 and 2002

For the three months ended June 30, 2003 (the "Current Quarter"), revenues increased $340,000 (3%) to $13,582,000 from $13,242,000 for the three months ended June 30, 2002 (the "Prior Quarter"). This growth is primarily attributable to new customer contracts added during the past twelve months.

Operating costs decreased $518,000 (6%) to $8,647,000 during the Current Quarter compared with $9,165,000 for the Prior Quarter, primarily from productivity gains and expense reductions from our integration of AmQUEST.

Selling and promotion costs decreased $14,000 (2%) to $840,000 in the Current Quarter from $854,000 for the Prior Quarter.

General and administrative expenses increased $89,000 (5%) to $1,889,000 for the Current Quarter from $1,800,000 for the Prior Quarter. Included in the Current Quarter are $264,000 of non-recurring professional fees related to strategic corporate activities. Excluding these non-recurring charges, general and administrative expenses decreased $159,000 (9%), primarily due to continued cost savings initiatives.

Depreciation and amortization of fixed assets and other intangibles decreased $106,000 (7%), from $1,579,000 for the Prior Quarter to $1,473,000 for the
Current Quarter, primarily as a result of lower expense for the amortization of customer lists.

We recorded net interest expense of $620,000 for the Current Quarter compared with $570,000 for the Prior Quarter. The net change of $50,000 reflects an increase of $15,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of $35,000, primarily due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent the decrease in interest income results from lower interest rates.

In the Current Quarter, we recorded income tax expense of $8,000 related to estimated state income tax obligations. No tax expense was recorded in the Prior Quarter. At June 30, 2003, we have net operating loss carryforwards of approximately $44.1 million for federal income tax purposes that begin to expire in 2019. The net operating loss carryforwards include approximately $8.1 million acquired in the AmQUEST Acquisition. The use of the net operating loss carryforwards from the AmQUEST Acquisition may be restricted under current tax rules. Any future tax benefit generated by the use of the net operating loss acquired in the AmQUEST Acquisition will be treated as a reduction of goodwill. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $105,000 for the Current Quarter compared with a loss of $726,000 for the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,396,000 for the Current Quarter compared with $3,024,000 for the Prior Quarter. The loss per common share was $0.45 for the Current Quarter compared with $0.57 for the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.


SIX MONTHS ENDED JUNE 30, 2003 and 2002

For the six months ended June 30, 2003 (the "Current Period"), revenues increased $2,237,000 (9%) to $26,711,000 from $24,474,000 for the six months ended June 30, 2002 (the "Prior Period"). This revenue growth is primarily attributable to new customer contracts added during the past twelve months.

Operating costs increased $2,374,000 (16%) to $16,957,000 during the Current Period compared with $14,583,000 for the Prior Period. Operating costs for the Prior Period reflect a settlement of certain claims with a software licensor whereby we received benefits of $2,796,000 consisting of $2,000,000 in credits that were applied against the cost of future purchases and $796,000 in the reversal of accrued expenses relating to maintenance and support. Excluding these benefits, operating costs decreased by $422,000 (2%) during the Current Period compared with the Prior Period.

Selling and promotion costs increased $19,000 (1%) to $1,646,000 in the Current Period from $1,627,000 in the Prior Period.

General and administrative expenses decreased $145,000 (4%) to $3,623,000 for the Current Period from $3,768,000 for the Prior Period. Included in the Current Period are $264,000 of non-recurring professional fees related to strategic corporate activities. Excluding these non-recurring charges, general and administrative expenses decreased $393,000 (10%), primarily due to continued cost savings initiatives.

Depreciation and amortization for fixed assets and other intangibles decreased $53,000 (2%), from $2,942,000 for the Prior Period to $2,889,000 for the Current Period, primarily as a result of lower expense from amortization of customer lists.

We recorded net interest expense of $1,193,000 for the Current Period compared with $950,000 for the Prior Period. The net change of $243,000 reflects an increase of $143,000 in interest expense on a larger average outstanding debt balance than in the Prior Period and a decrease in interest income of $100,000, primarily due to a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent the decrease in interest income results from lower interest rates.

In the Current Period, we recorded income tax expense of $28,000, related to estimated state income tax obligations. No tax expense was recorded in the Prior Period. At June 30, 2003, we have net operating loss carryforwards of approximately $44.1 million for federal income tax purposes that begin to expire in 2019. The net operating loss carryforwards include approximately $8.1 million acquired in the AmQUEST Acquisition. The use of the net operating loss carryforwards from the AmQUEST Acquisition may be restricted under current tax rules. Any future tax benefit generated by the use of the net operating loss acquired in the AmQUEST Acquisition will be treated as a reduction of goodwill. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $375,000 for the Current Period compared with $604,000 for the Prior Period. Net income for the Prior Period includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Period, net income increased by $2,567,000. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $4,574,000 for the Current Period compared with $3,943,000 for the Prior Period. The loss per common share was $0.85 for the Current Period compared with $0.74 for the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $3,706,000 for the six months ended June 30, 2003. During the Current Period, we had $375,000 of net income, $2,889,000 of depreciation and amortization, and $280,000 of debenture discount amortization. Among other operating items, the decrease in accounts receivable was offset by increases in other current and non-current assets and decreases in accounts payable, accrued expenses and other liabilities.

Principal investing activities include $1,202,000 for the purchase of property and equipment. During the first six months of 2003, we also entered into capital leases having a carrying value of approximately $1,512,000.

Financing activities included $1,049,000 in payments of principal with respect to debt and capital lease obligations.

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

On July 31, 2002, January 31, 2003, and July 31, 2003, the Company made the interest payment then due by issuing additional Debentures totaling $600,000, $636,000, and $674,160, respectively. The additional Debentures are subject to the same interest rates and other terms as the original Debentures. If any Debentures are outstanding at February 1, 2004, the Company will be required to issue Additional Camden Warrants to purchase 191,016 shares of common stock. The exercise price of the Additional Camden Warrants, if issued, will equal the average daily closing bid price for the Company's common stock for the period consisting of the thirty business days immediately before February 1, 2004. Any Additional Camden Warrants will expire after the five-year anniversary of issuance of such warrants.

As of June 30, 2003, we had cash and equivalents of $8,083,000. We believe that our cash, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements. We would need to obtain additional financing to fund any significant acquisitions or other substantial investments.

Another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the six months ended June 30, 2003, our EBITDA was $4,485,000 compared with $4,496,000 in the Prior Period. EBITDA for the Prior Period includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Period, the significant improvement in EBITDA reflects the contribution of AmQUEST to our operations along with organic revenue growth and the additional cost savings noted above.

The following table reconciles EBITDA to net income for the Current and Prior Periods.
                          Reconciliation - in Thousands

                                                Six Months Ended June 30,
                                                2003                 2002
                                         -----------------    -----------------
NET INCOME                                 $       375          $       604
  Add back:
     Tax expense                                    28                   -
     Net interest expense                        1,193                  950
     Depreciation and amortization               2,889                2,942
                                           -----------          -----------
EBITDA                                     $     4,485          $     4,496
                                           ===========          ===========

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

In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U. S., which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting polices.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Tangible and Intangible Assets

We have significant tangible and intangible assets on our balance sheet, primarily property and equipment, deferred software costs, and intangible assets, primarily goodwill, related to acquisitions. The assignment of useful lives to these assets and the valuation and classification of intangible assets involves significant judgments and the use of estimates. The testing of these tangible and intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions or changes in the decisions of management as to how assets will be deployed in our operations could potentially require future adjustments to asset valuations.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company generally invests in fixed income securities - typically commercial paper, certificates of deposit, and money market accounts issued only by major corporations and financial institutions of recognized strength and security - and holds all investments to maturity.

At June 30, 2003, the Company's outstanding fixed rate debt was approximately $14,946,000. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

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


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 24, 2003, the stockholders elected three directors for a three-year term. The votes were as follows:

                          FOR        WITHHELD
Peter J. DaPuzzo        7,270,500         1,980
Richard A. Keller       7,270,500         1,980
Tyler T. Zachem         7,270,500         1,980

Ms. Kathleen A. Perone, Ms. Samantha McCuen, and Messrs. Zach Lonstein, Robert
B. Wallach, Timothy W. Billings, and Michael B. Targoff have terms expiring in 2004 and beyond and continue as directors of the Company.

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

     31       Certifications required by Rule 13a-14(a) to be filed.

     32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

 (b) Reports on Form 8-K:

          On May 7, 2003, the Company reported the results for the quarter ended March 31, 2003 under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.

August 13, 2003                                         /s/
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

August 13, 2003                                        /s/
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance