Form 10-Q
period 2003-09-30
INFOCROSSING INC
filed 2003-11-14
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2003

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                       Delaware                       13-3252333
            ------------------------------       -------------------
           (State or other jurisdiction of         (IRS Employer
            incorporation or organization)       Identification No.)

                   2 Christie Heights Street; Leonia, NJ 07605
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201) 840-4700





Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No.

There were 15,131,486 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 11, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share
                             and per share amounts)
                                                                                   September 30,        December 31,
                                                                                       2003                 2002
                                                                                  ----------------    -----------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                              $     7,416         $     7,026
   Trade accounts receivable, net of allowances for
        doubtful accounts of $544 and $1,051                                               3,544               4,369
   Due from related parties                                                                  223                 216
   Prepaid license fees                                                                    1,049                 827
   Other current assets                                                                    1,936               1,308
                                                                                     -----------         -----------
                                                                                          14,168              13,746

PROPERTY and EQUIPMENT, net                                                               19,100              19,437
                                                                                     -----------         -----------
OTHER ASSETS:
   Deferred software, net                                                                  1,360               1,742
   Goodwill, net                                                                          28,361              28,451
   Other intangible assets, net                                                              870               1,142
   Security deposits and other non-current assets                                            990                 977
                                                                                     -----------         -----------
                                                                                          31,581              32,312
                                                                                     -----------         -----------
TOTAL ASSETS                                                                         $    64,849         $    65,495
                                                                                     ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                  $     3,011         $     4,093
   Current portion of long-term debt and capitalized lease obligations                     2,358               1,741
   Current portion of accrued loss on leased facilities                                      203                 208
   Accrued expenses                                                                        1,893               4,093
   Income taxes payable                                                                      158                  96
   Customer deposits, deferred revenue, and other current liabilities                      1,220               1,381
                                                                                     -----------         -----------
                                                                                           8,843              11,612
                                                                                     -----------         -----------
LONG-TERM LIABILITES:
   Debentures due in 2005, net of unamortized discount                                    11,106               9,372
   Long-term debt and capitalized lease obligations                                        1,260               1,506
   Accrued loss on leased facilities                                                         781                 925
   Deferred revenue and other long-term liabilities                                          997               1,096
                                                                                     -----------         -----------
                                                                                          14,144              12,899
                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK;
   $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference
   of $78,407 at September 30, 2003)                                                      60,695              53,189
                                                                                     -----------         -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued                 -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 5,982,406 at September 30, 2003 and 5,973,506 at December 31, 2002                    60                  60
   Additional paid-in capital                                                             61,187              61,135
   Accumulated deficit                                                                   (77,229)            (70,549)
                                                                                     -----------         -----------
                                                                                         (15,982)             (9,354)
   Less 594,990 shares of common stock held in treasury, at cost                          (2,851)             (2,851)
                                                                                     -----------         -----------
TOTAL STOCKHOLDERS' DEFICIT                                                              (18,833)            (12,205)
                                                                                     -----------         -----------
TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT                                           $    64,849         $    65,495
                                                                                     ===========         ===========

           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands,
                            except per share amounts)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                     ----------------------------------    ---------------------------------
                                                          2003               2002               2003              2002
                                                     ---------------    ---------------    ---------------    --------------
REVENUES                                                $   14,114         $   12,906         $   40,825         $   37,380
                                                        -----------        -----------        -----------        ----------
COSTS and EXPENSES:
   Operating costs                                           8,868              8,632             25,825             23,214
   Selling and promotion costs                                 906                740              2,551              2,368
   General and administrative expenses                       1,668              1,744              5,292              5,512
    Leased facilities and office closings                       -                (290)                -                (290)
   Depreciation and amortization                             1,561              1,474              4,450              4,416
                                                        -----------        -----------        -----------        ----------
                                                            13,003             12,300             38,118             35,220
                                                        -----------        -----------        -----------        ----------
INCOME FROM OPERATIONS                                       1,111                606              2,707              2,160
                                                        -----------        -----------        -----------        ----------

Interest income                                                (15)               (36)               (52)              (173)
Interest expense                                               641                605              1,871              1,692
                                                        -----------        -----------        -----------        ----------
                                                               626                569              1,819              1,519
                                                        -----------        -----------        -----------        ----------
INCOME BEFORE INCOME TAXES                                     485                 37                888                641

Income tax expense                                              34                 67                 62                 67
                                                        -----------        -----------        -----------        ----------

NET INCOME (LOSS)                                              451                (30)               826                574

Accretion and dividends on redeemable
   preferred stock                                          (2,556)            (2,348)            (7,506)            (6,895)
                                                        ----------         ----------         ----------         ----------

NET LOSS TO COMMON STOCKHOLDERS                         $   (2,105)        $   (2,378)        $   (6,680)        $   (6,321)
                                                        ==========         ==========         ==========         ==========

BASIC AND DILUTED LOSS PER SHARE:
   Net loss to common stockholders                      $     (0.39)       $     (0.44)       $     (1.24)       $     (1.18)
                                                        ===========        ===========        ===========        ===========
   Weighted average number of common
      shares outstanding                                     5,386              5,354              5,383              5,346
                                                        ===========        ===========        ===========        ==========

           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            (Unaudited, in thousands)

                                                                  Additional                           Treasury
                                                                   Paid in         Accumulated         Stock at
                              Common Shares      Par Value         Capital           Deficit             Cost            Total
                              --------------    -------------    -------------    ---------------    -------------    -------------
Balances,
   December 31, 2002                  5,974       $       60       $   61,135       $   (70,549)       $   (2,851)      $  (12,205)

Exercises of stock options                8               -                52                -                 -                52

Accretion and dividends on
   redeemable preferred stock            -                -                -             (7,506)               -            (7,506)

Net income                               -                -                -                826                -               826
                                -----------       ----------       ----------       -----------        ----------       ----------

Balances,
   September 30, 2003                 5,982       $       60       $   61,187       $   (77,229)       $   (2,851)      $  (18,833)
                                ===========       ==========       ==========       ===========        ==========       ==========


           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                            2003                 2002
                                                                                       ----------------    -----------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $       826         $       574
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                                4,450               4,416
   Accretion of discounted Debentures                                                             424                 355
    Leased facilities and office closings                                                          -                 (290)
   Decrease (increase) in:
     Trade accounts receivable                                                                    825              (1,210)
     Prepaid license fees and other current assets                                               (850)               (290)
     Security deposits and other non-current assets                                               (21)                 69
   Increase (decrease) in:
     Accounts payable                                                                          (1,082)                307
     Income taxes payable                                                                          62                  67
     Accrued expenses                                                                            (450)             (1,975)
     Payments on accrued loss on leased facilities                                               (111)             (1,849)
     Customer deposits, deferred revenue, and other liabilities                                  (260)               (976)
                                                                                          -----------         -----------
          Net cash provided by (used in) operating activities                                   3,813                (802)
                                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (1,253)             (3,238)
   Purchase of the outstanding stock of AmQUEST, Inc. and payments
     of related costs                                                                            (350)            (20,746)
   Increase in deferred software costs                                                            (90)               (101)
                                                                                          -----------         -----------
          Net cash used in investing activities                                                (1,693)            (24,085)
                                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Debentures                                                            -               10,000
   Repayment of debt and capitalized leases                                                    (1,737)             (4,437)
   Exercises of stock options and warrants                                                         52                 199
   Advances to related parties, net                                                                (7)                (16)
                                                                                          ------------        -----------
          Net cash (used in) provided by financing activities                                  (1,692)              5,746
                                                                                          -----------         -----------
          Net cash provided by (used in) continuing operations                                    428             (19,141)
                                                                                          -----------         -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                      (38)                (39)
                                                                                          -----------         -----------
Net increase (decrease) in cash and equivalents                                                   390             (19,180)
Cash and equivalents, beginning of period                                                       7,026              24,344
                                                                                          -----------         -----------
Cash and equivalents, end of the period                                                   $     7,416         $     5,164
                                                                                          ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                             $       334         $       530
                                                                                          ===========         ===========
     Income taxes                                                                         $       132         $         7
                                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
       Forfeiture of security deposit in partial settlement of lease                      $        -          $     1,460
                                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Fees and other costs accrued in connection with the purchase
       Of AmQUEST, Inc.                                                                   $        -          $       407
                                                                                          ===========         ===========
     Equipment acquired subject to a capital lease                                        $     2,108         $     1,245
                                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                       $        -          $        95
                                                                                          ===========         ===========
     Additional Debentures issued in lieu of a cash payment of interest                   $     1,310         $       600
                                                                                          ===========         ===========

           See Notes to Consolidated Financial Statements (Unaudited).

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, the consolidated statement of stockholders' deficit for the nine months ended September 30, 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


2.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three and nine months ended September 31, 2003 and 2002 would have been as follows:

                                                  Three Months                         Nine Months
                                              Ended September 30,                  Ended September 30,
                                        ---------------------------------    ---------------------------------
                                            2003               2002              2003               2002
                                        --------------    ---------------    --------------    ---------------
Net loss to common stockholders:
     As reported                         $    (2,105)      $    (2,378)       $    (6,680)      $    (6,321)
       Deduct:  stock-based
         employee compensation,
         net of taxes                           (499)             (525)            (1,523)           (1,562)
                                         -----------       -----------        -----------       -----------
     Pro forma                           $    (2,604)      $    (2,903)       $    (8,203)      $    (7,883)
                                         ===========       ===========        ===========       ===========

Net loss to common stockholders per share:
     As reported                         $     (0.39)      $     (0.44)       $     (1.24)      $     (1.18)
                                         ===========       ===========        ===========       ===========
     Pro forma                           $     (0.48)      $     (0.54)       $     (1.52)      $     (1.48)
                                         ===========       ===========        ===========       ===========

3.  ACQUISITION

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, a Georgia corporation, from its former parent company American Software, Inc. As consideration for the purchase of AmQUEST's shares, the Company paid approximately $19,634,000 in cash. In addition, the Company incurred approximately $612,000 in professional fees and other costs related to the acquisition.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated $20,624,000 in goodwill. This goodwill is not amortizable for tax purposes.

The following unaudited condensed consolidated pro forma financial statement of operations is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on January 1, 2002. The pro forma statement of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

            Condensed Consolidated Pro Forma Statement of Operations
                      (In Thousands except Per Share Data)

                                                           Nine Months Ended
                                                           September 30, 2002
                                                        -----------------------
Revenues                                                $              38,855
                                                           ==================
Net income                                              $                 449
                                                           ==================
Net loss to common stockholders                         $              (6,446)
                                                           ==================
Net loss to common stockholders per
   basic and diluted share                              $               (1.21)
                                                           ==================


4.  DEBENTURES

On February 1, 2002, the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Camden Warrants") to a group of private investors in exchange for $10,000,000. The proceeds from this transaction were used to partially fund the acquisition of AmQUEST discussed in
Note 3. On October 21, 2003, the Debentures were repaid in full and 937,500 Initial Camden Warrants were cancelled (See Note 7).

The Debentures had an initial maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at the Company's sole option. Pursuant to the terms of the Debentures, the Company was required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if the Company elected to extend the maturity date as described above), 14% per annum from February 1, 2005. The Company had the option to pay interest in the form of (a) cash, (b) additional Debentures, or (c) a combination of cash and additional Debentures.

The initial carrying values of the Debentures ($8,280,000) and Initial Camden Warrants ($1,720,000) were determined by apportioning an amount equal to the proceeds from the private sale multiplied by the relative value of each item as of the Issuance Date. The difference between the carrying value and the face value of the Debentures has been recorded as additional interest expense through February 1, 2005 (the initial maturity date of the Debentures) using the interest method.

The Initial Camden Warrants were issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and the investors (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Camden Warrants is $5.86. The Camden Warrants expire on January 31, 2007 and may be cancelled, in part, upon the prepayment of the Debentures as more fully described in the Warrant Agreement.

On July 31, 2002, January 31, 2003, and July 31, 2003, the Company made the interest payment then due by issuing additional Debentures totaling $600,000, $636,000, and $674,160, respectively. The additional Debentures were subject to the same interest rates and other terms as the original Debentures.


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement had no effect on the Company's operating results or financial position.

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no affect on the Company's operating results or financial position.

6.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average shares outstanding. Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three and nine month periods ended September 30, 2003 and 2002, common stock equivalents of approximately 3,488,000 and 3,253,000 for the three and nine month periods ended September 30, 2003, respectively, and 3,294,000 and 2,861,000 for the three and nine month periods ended September 30, 2002, respectively, have been ignored since the effect of including such equivalents would have been antidilutive.


7. SUBSEQUENT EVENTS

PRIVATE OFFERING OF SHARES

On October 21, 2003 (the "Closing Date"), in a private placement, the Company issued 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock at $7.86 per share in exchange for $76,549,405. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who had participated in the private placement received certain registration rights with respect to (a) the common stock issued in the private placement and (b) the common stock issuable pursuant to the exercise of the warrants issued in the private placement. The proceeds of the private placement were principally used to fund the recapitalization and debenture repayment discussed below. The remainder of the amount raised will be used for the payment of fees and expenses of the offering and recapitalization transactions and for working capital purposes.

RECAPITALIZATION

On the Closing Date, holders of all 157,114.7 outstanding shares of the redeemable 8% Series A Cumulative Convertible Participating Preferred Stock due 2007 (the "Series A Stock") and series A warrants tendered to the Company for cancellation all such outstanding securities in exchange for $25.0 million in aggregate principal amount of new senior secured term loans and $55.0 million in cash. The shares of the Series A Stock, which were convertible into 2,283,455 shares of the Company's common stock (including conversion in respect of accrued dividends), and the series A warrants exercisable for 2,806,539 shares of common stock, were cancelled. The new senior secured loans bear interest at 9% per year, payable quarterly, and mature in October 2008. The loans are secured by substantially all of the Company's assets and all the capital stock and assets of its direct and indirect subsidiaries.

In connection with the recapitalization, four members of the Company's board of directors, who had been nominated by the holders of the Series A Stock and elected in accordance with the Company's certificate of incorporation and an existing stockholders agreement, resigned on the Closing Date. In addition, the existing stockholders agreement among the Company, the holders of the Series A Stock and other parties was terminated on the Closing Date.

REPAYMENT OF DEBENTURES

On the Closing Date, the Company repaid the outstanding Debentures and accrued interest in the amount of $12,227,329. In connection with this repayment, the Company cancelled 937,500 of the 2,000,000 Initial Camden Warrants originally issued to the debentureholders, with the balance of these warrants to remain outstanding. In addition, because the Debentures were repaid before February 1, 2004, the Additional Camden Warrants discussed in Note 3 will not be issued.

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

SIGNIFICANT SUBSEQUENT EVENTS

Private Offering Of Shares

On October 21, 2003 (the "Closing Date"), in a private placement, we issued 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock at $7.86 per share in exchange for $76,549,405. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who had participated in the private placement received certain registration rights with respect to (a) the common stock issued in the private placement and (b) the common stock issuable pursuant to the exercise of the warrants issued in the private placement. The proceeds of the private placement were principally used to fund the recapitalization and debenture repayment discussed below. The remainder of the amount raised will be used for the payment of fees and expenses of the offering and recapitalization transactions and for working capital purposes.

Recapitalization

On the Closing Date, holders of all 157,114.7 outstanding shares of the redeemable 8% Series A Cumulative Convertible Participating Preferred Stock due 2007 (the "Series A Stock") and series A warrants tendered to us for cancellation all such outstanding securities in exchange for $25.0 million in aggregate principal amount of new senior secured term loans and $55.0 million in cash. The shares of the Series A Stock, which were convertible into 2,283,455 shares of our common stock (including conversion in respect of accrued dividends), and the series A warrants exercisable for 2,806,539 shares of our common stock, were cancelled. The new senior secured loans bear interest at 9% per year, payable quarterly, and mature in October 2008. The loans are secured by substantially all of our assets and all the capital stock and assets of our direct and indirect subsidiaries.

In connection with the recapitalization, four members of our board of directors, who had been nominated by the holders of the Series A Stock and elected in accordance with our certificate of incorporation and an existing stockholders agreement, resigned on the Closing Date. In addition, the existing stockholders agreement among us, the holders of the Series A Stock and other parties was terminated on the Closing Date.

Repayment of Debentures

On the Closing Date, we repaid outstanding debentures and accrued interest in the amount of $12,227,329. In connection with this repayment, we cancelled 937,500 of the 2,000,000 Initial Camden Warrants originally issued to the debentureholders, with the balance of these warrants to remain outstanding.

ACQUISITION IN 2002

On February 5, 2002, we completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $19.6 million in cash (the "AmQUEST Acquisition"). This acquisition combined two highly complementary businesses and enabled us to benefit from increased scale, enhanced services, and expanded geographic reach. The combination strengthened our position as one of the leading providers of IT outsourcing solutions for large and mid-size companies across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

Net income improved by $481,000 on 9% higher revenues, from a loss of $30,000 for the three months ended September 30, 2002 (the "Prior Quarter") to $451,000 for the three months ended September 30, 2003 (the "Current Quarter").

For the Current Quarter, revenues increased $1,208,000 (9%) to $14,114,000 from $12,906,000 for the Prior Quarter. This growth is primarily attributable to new customer contracts added during the past twelve months.

Operating costs increased $236,000 (3%) to $8,868,000 during the Current Quarter compared with $8,632,000 for the Prior Quarter, primarily due to expanded business activities related to higher revenues.

Selling and promotion costs increased $166,000 (22%) to $906,000 in the Current Quarter from $740,000 for the Prior Quarter, largely as a result of commissions paid for new customer contracts signed.

General and administrative expenses decreased $76,000 (4%) to $1,668,000 for the Current Quarter from $1,744,000 for the Prior Quarter, primarily due to continued cost savings initiatives.

Depreciation and amortization of fixed assets and other intangibles increased $87,000 (6%), from $1,474,000 for the Prior Quarter to $1,561,000 for the
Current Quarter, primarily as a result of depreciation on additional computer equipment acquired to support the higher revenues.

Net interest expense of $626,000 was recorded for the Current Quarter compared with $569,000 for the Prior Quarter. The net change of $57,000 reflects an increase of $36,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of $21,000, primarily due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent the decrease in interest income results from lower interest rates.

In the Current Quarter, estimated state income tax expense of $34,000 was recorded, compared with state income tax expense of $67,000 recorded in the Prior Quarter. At December 31, 2002, we had net operating loss carryforwards ("NOLs") of approximately $34.9 million for federal income tax purposes that begin to expire in 2019. As a result of the recapitalization discussed above, the timing and use of these NOLs in future years is expected to be limited in any one year. In addition, we have approximately $8 million of net operating loss carryforwards acquired in the AmQUEST Acquisition. The timing and the use of the net operating loss carryforwards from the AmQUEST Acquisition may also be affected under current tax rules. Any future tax benefit generated by the use of the net operating loss acquired in the AmQUEST Acquisition will be treated as a reduction of goodwill. The Company's net deferred tax assets, including the benefit from the NOLs, have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $451,000 for the Current Quarter compared with a loss of $30,000 for the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,105,000 for the Current Quarter compared with $2,378,000 for the Prior Quarter. The loss per common share was $0.39 for the Current Quarter compared with $0.44 for the Prior Quarter, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.


NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

Net income improved by 44% on $3,445,000 in additional revenues, from $574,000 for the nine months ended September 30, 2002 (the "Prior Period") to $826,000 for the nine months ended September 30, 2003 (the "Current Period").

For the Current Period, revenues increased $3,445,000 (9%) to $40,825,000 from $37,380,000 for the Prior Period. This revenue growth is primarily attributable to new customer contracts added during the past twelve months.

Operating costs increased $2,611,000 (11%) to $25,825,000 during the Current Period compared with $23,214,000 for the Prior Period. Operating costs for the Prior Period reflect a settlement of certain claims with a software licensor whereby we received benefits of $2,796,000 consisting of $2,000,000 in credits that were applied against the cost of future purchases and $796,000 in the reversal of accrued expenses relating to maintenance and support. Excluding these benefits, operating costs decreased by $185,000 (1%) during the Current Period compared with the Prior Period.

Selling and promotion costs increased $184,000 (8%) to $2,551,000 in the Current Period from $2,367,000 in the Prior Period, largely as a result of new personnel and commissions paid for new customer contracts signed.

General and administrative expenses decreased $220,000 (4%) to $5,292,000 for the Current Period from $5,512,000 for the Prior Period, primarily due to continued cost savings initiatives.

Depreciation and amortization for fixed assets and other intangibles increased $34,000 (1%), from $4,416,000 for the Prior Period to $4,450,000 for the Current Period, primarily as a result of depreciation on additional computer equipment acquired to support the higher revenues.

Net interest expense of $1,819,000 was recorded for the Current Period compared with $1,519,000 for the Prior Period. The net change of $300,000 reflects an increase of $179,000 in interest expense on a larger average outstanding debt balance than in the Prior Period and a decrease in interest income of $121,000, primarily due to a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent the decrease in interest income results from lower interest rates.

In the Current Period, we recorded estimated state income tax expense of $62,000, compared with state income tax expense of $67,000 in the Prior Period. At December 31, 2002, we had net operating loss carryforwards ("NOLs") of approximately $34.9 million for federal income tax purposes that begin to expire in 2019. As a result of the recapitalization discussed above, the timing and use of these NOLs in future years is expected to be limited in any one year. In addition, we have approximately $8 million of net operating loss carryforwards acquired in the AmQUEST Acquisition. The timing and the use of the net operating loss carryforwards from the AmQUEST Acquisition may also be affected under current tax rules. Any future tax benefit generated by the use of the net operating loss acquired in the AmQUEST Acquisition will be treated as a reduction of goodwill. The Company's net deferred tax assets, including the benefit from the NOLs, have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $826,000 for the Current Period compared with $574,000 for the Prior Period. Net income for the Prior Period included $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Period, net income increased by $3,048,000. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $6,680,000 for the Current Period compared with $6,321,000 for the Prior Period. The loss per common share was $1.24 for the Current Period compared with $1.18 for the Prior Period, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be antidilutive.

The recapitalization discussed above is expected to affect future earnings in the following ways:

(a) interest expense will increase due to a higher debt balance, partially offset by a lower interest rate;

(b) net income will no longer be reduced by accretion and dividend accruals on the Series A Stock; and

(c) the weighted average number of common shares and share equivalents will increase.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $3,813,000 for the nine months ended September 30, 2003. During the Current Period, we had $826,000 of net income, $4,450,000 of depreciation and amortization, and $424,000 of debenture discount amortization. Improved collections resulted in a decrease in accounts receivable, offset by an increase in other current assets as payments for items with quarterly or annual renewals such as software maintenance contracts and business insurance exceeded the straight-line expense for those items so far this year. Among other working capital items, accounts payable and accrued expenses declined $1,532,000 as a result of payments for equipment and software acquired late in 2002 and the payment of certain accrued costs related to the AmQUEST Acquisition.

On October 21, 2003, in a private placement, we issued 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock at $7.86 per share in exchange for $76,549,405. The proceeds of the private placement were principally used to repay outstanding debentures and accrued interest in the amount of $12,227,000 and to fund a recapitalization whereby we exchanged $25.0 million in aggregate principal amount of new senior secured term loans and $55.0 million in cash for all outstanding shares of the redeemable 8% Series A Cumulative Convertible Participating Preferred Stock and series A warrants. The remainder of the amount raised will be used for the payment of fees and expenses of the offering and recapitalization transactions and for working capital purposes.

Principal investing activities during the nine months ended September 30, 2003 include $1,253,000 for the purchase of property and equipment. During the first nine months of 2003, we also entered into capital leases of approximately $2,108,000.

Principal financing activities during the nine months ended September 30, 2003 include $1,737,000 in payments of principal with respect to debt and capital lease obligations.

On February 1, 2002, we issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of our common stock (the "Initial Camden Warrants") to a group of private investors in exchange for $10,000,000. The proceeds from this transaction were used to partially fund the AmQUEST Acquisition. As discussed above, on October 21, 2003, we repaid the outstanding Debentures including accrued interest in the amount of $12,227,000.

The Debentures had an initial maturity of three years from February 1, 2002 (the "Issuance Date"), with the right to extend the term of the Debentures for one additional year at our sole option. Pursuant to the terms of the Debentures, we were required to make semi-annual interest payments of 12% per annum for the first two years, 13% per annum for the period commencing on February 1, 2004 and ending on February 1, 2005, and (if we elected to extend the maturity date as described above), 14% per annum from February 1, 2005. We had the option to pay interest in the form of (a) cash, (b) additional Debentures, or (c) a combination of cash and additional Debentures.

On July 31, 2002, January 31, 2003, and July 31, 2003, we made the interest payment then due by issuing additional Debentures totaling $600,000, $636,000, and $674,160, respectively. The additional Debentures were subject to the same interest rates and other terms as the original Debentures.



PRO FORMA STATEMENT OF FINANCIAL POSITION

Also as discussed above, on October 21, 2003 we closed a private placement and issued 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock for $7.86 per share in exchange for $76,549,405. The proceeds of the private placement were used to fund the Debenture repayment and the following recapitalization, whereby holders of all 157,114.7 outstanding shares of our redeemable 8% Series A Cumulative Convertible Participating Preferred Stock due 2007 (the "Series A Stock") and series A warrants tendered to us for cancellation all such outstanding securities in exchange for $25.0 million in aggregate principal amount of new senior secured term loans and $55.0 million in cash. The new senior secured loans bear interest at 9% per year, payable quarterly, and mature in October 2008. The loans are secured by substantially all of our assets and all the capital stock and assets of our direct and indirect subsidiaries. The remainder of the amount raised will be used for the payment of fees and expenses of the offering and recapitalization transactions and for working capital purposes.

The following unaudited pro forma statement of financial position illustrates the impact of the private placement, the recapitalization, and the repayment of the Debentures as though these transactions had occurred on September 30, 2003. Our management believes that the presentation of this statement provides useful information to investors because it shows the impact of the private placement, the recapitalization, and the repayment of the Debentures on our financial condition as of such date.

                                                                September 30,
                                                                   2003 as                                        September 30,
                                                                  Reported            Pro Forma Adjustments     2003 - Pro Forma
                                                               ---------------- -- ---------------------------  -----------------
                           ASSETS

Cash                                                              $     7,416         $   1,813    (a)(c)(d)         $     9,229
Other current assets                                                    6,752               (89)      (c)                  6,663
Other assets                                                           50,681               500     (a)(f)                51,181
                                                                  -----------         ---------                      -----------
TOTAL ASSETS                                                      $    64,849         $   2,224                      $    67,073
                                                                  ===========         =========                      ===========

                       LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                                               $     8,843         $    (170)    (a)(c)           $     8,673
Debentures due in 2005, net of unamortized discount                    11,106           (11,106)      (c)                     -
New long term notes                                                        -             24,031     (b)(d)                24,031
Other long term liabilities                                             3,038                -                             3,038
                                                                  -----------         ---------                      -----------
TOTAL LIABILITIES                                                      22,987            12,755                           35,742
                                                                  -----------         ---------                      -----------

REDEEMABLE 8% SERIES A CUMULATIVE
    CONVERTIBLE PARTICIPATING PREFERRED STOCK                          60,695           (60,695)    (d)(e)                    -
                                                                  -----------         ----------                     ----------

Common stock                                                               60                97       (a)                    157
Additional paid-in capital                                             61,187            49,526   (a)(b)(c)(d)           110,713
Accumulated deficit                                                   (77,229)              541     (c)(e)               (76,688)
                                                                  -----------         ---------                      -----------
                                                                      (15,982)           50,164                           34,182
Less shares of common stock held in treasury, at cost                  (2,851)               -                            (2,851)
                                                                  -----------         ---------                      -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (18,833)           50,164                           31,331
                                                                  -----------         ---------                      -----------
TOTAL LIABILITES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                $    64,849         $   2,224                      $    67,073
                                                                  ===========         =========                      ===========

a) We raised $69,040,000 in a private placement after the payment of fees, of which $500,000 is treated as deferred financing costs (see Note f).
         There is approximately $146,000 in accrued fees yet to be paid. We issued 9,739,111 shares of common stock, par value $0.01, in the private placement, which increases common stock by $97,000 and additional paid in capital by $69,297,000.

b) This pro forma statement of financial position assumes that 250,000 warrants will be issued in connection with the $25 million term loan, and that the original book value of the term loan will be reduced by the fair value of these warrants, estimated to be $969,000. The difference between the face value of the term loan and the original book value will be amortized over time, using the interest method, by means of a charge to interest expense. These warrants will only be issued if certain conditions occur in the first year after the closing of the recapitalization.

c) We repaid the Debentures, amounting to $12,227,000 at September 30, 2003 including $317,000 in accrued interest thereon, and expensed the remaining balance of $89,000 of certain costs originally incurred in connection with the issuance of the Debentures. We also cancelled
         937,500 Initial Camden Warrants, granted in connection with the issuance of the Debentures, valued at $806,000.


d) In the recapitalization, we exchanged $55 million of cash and the $25 million term loans noted above for all of the currently outstanding
         Series A Stock and all of the warrants, valued at $19,934,000, originally issued in connection with the Series A Stock.

e) The fair value of the Series A Preferred Stock and dividends payable thereon at September 30, 2003 has been estimated at approximately
         $60,066,000, and the difference between the current accreted book value and the computed fair value has been recorded as an adjustment to accretion expense in the income statement.

f) Professional fees of $500,000 have been treated as deferred financing costs and will be amortized as interest expense over the five-year term of the $25 million term loan.

As of September 30, 2003, we had cash and equivalents of $7,416,000. On a pro forma basis, after the private placement, the recapitalization, and the repayment of the Debentures, we had cash and equivalents of approximately $9.2 million. We believe that our cash, cash remaining from the private placement, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements. We would need to obtain additional financing to fund any significant acquisitions or other substantial investments.

EBITDA

Another measure of a company's ability to generate cash from its operations is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For the nine months ended September 30, 2003, our EBITDA was $7,157,000 compared with $6,576,000 in the Prior Period. EBITDA for the Prior Period includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Period, the significant improvement in EBITDA reflects the contribution of AmQUEST to our operations along with organic revenue growth and the additional cost savings noted above.

The following table reconciles EBITDA to net income for the Current and Prior Periods.

                          Reconciliation - in Thousands

                                              Nine Months Ended September 30,
                                                2003                 2002
                                         -----------------    -----------------
NET INCOME                                  $       826          $       574
 Add back:
  Tax expense                                        62                   67
  Net interest expense                            1,819                1,519
  Depreciation and amortization                   4,450                4,416
                                            -----------          -----------
EBITDA                                      $     7,157          $     6,576
                                            ===========          ===========

Our management believes that the presentation of EBITDA for the nine-month periods ended September 30, 2003 and 2002 provides useful information to investors because it is a common financial metric indicating our ability to generate cash from operations. EBITDA should not be considered as an alternative to operating income, as defined by accounting principles generally accepted in the United States, as an indicator of our operating performance, or to cash flows, as a measure of liquidity.


NEW FINANCIAL ACCOUNTING STANDARDS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on our current financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement had no affect on our operating results or financial position.

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on our operating results or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U. S., which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies.

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, final results could differ from estimates or expectations due to risks and uncertainties including, but not limited to: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; new products; technological changes; our dependence on third party suppliers; intellectual property rights; and other risks. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of our investments. We generally invest in fixed income securities - typically commercial paper, certificates of deposit, and money market accounts issued only by major corporations and financial institutions of recognized strength and security - and hold all investments to maturity.

At September 30, 2003, our outstanding fixed rate debt was approximately $15,528,000. As of October 22, 2003, after the recapitalization and the repayment of the outstanding debentures, our outstanding fixed rate debt was approximately $28,618,000. If market rates decline, we run the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on current market rates.

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

Foreign Currency Risks

We have no material foreign operations.


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

      4.3 Second Amended and Restated Stockholders Agreement dated as of February 1, 2002 by and between the Company and the Stockholders named therein, incorporated by reference to Exhibit 99.5 to a Current Report on Form 8-K filed February 5, 2002.

      4.4 Securities Purchase Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed October 22, 2003.

      4.5 Registration Rights Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed October 22, 2003.

      4.6 Exchange Agreement, dated as of October 16, 2003, by and among the Company and holders of series A preferred stock and series A warrants, incorporated by reference to Exhibit 4.3 to a Current Report on Form 8-K filed October 22, 2003.

      4.4 Second Amended and Restated Registration Rights Agreement, dated as of October 21, 2003, by and among the Company and certain stockholders of the Company, incorporated by reference to Exhibit
              4.4 to a Current Report on Form 8-K filed October 22, 2003.

      10.1 Term Loan Agreement, dated as of October 21, 2003, by and among the Company, the Lenders named therein, and Infocrossing Agent, Inc., incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed October 22, 2003.

      10.2 Guaranty and Security Agreement, dated as of October 21, 2003, by and among the Company, the Company's subsidiaries, and Infocrossing Agent, Inc., incorporated by reference to Exhibit
              10.2 to a Current Report on Form 8-K filed October 22, 2003.

      31      Certifications required by Rule 13a-14(a) to be filed.

      32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

 (b) Reports on Form 8-K:

     On August 6, 2003, the Company reported the results for the quarter ended June 31, 2003 under Item 12 of Form 8-K.

     On September 19, 2003, the Company revised its guidance for 2003 under Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.

November 14, 2003                                        /s/
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

November 14, 2003                                        /s/
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance