Form 10-K/A
period 2002-12-31
INFOCROSSING INC
filed 2004-02-06
CIK 893816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended:    December 31, 2002

Commission file number: 0-20824

INFOCROSSING, INC.
(Exact name of registrant as specified in its Charter)

Delaware	13-3252333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2 Christie Heights Street Leonia, NJ	07605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (201) 840-4700

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value per Share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes    ☐ No.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☐ Yes    ☒ No.

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

        This amendment is filed to correct the presentation of deferred revenue on the balance sheet, to expand the presentation of Managements' Discussion and Analysis, to correct the presentation of EBITDA, to add data to Schedule II, to amend Note 14 of Notes to Financial Statements, and to make certain other technical changes.

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

        You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A and are based on information currently and reasonably known to us. We undertake no obligation to release any revisions to or update these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K/A or to reflect the occurrence or effect of anticipated or unanticipated events.

PART I

Item 1. Description of Business

General

        Unless stated otherwise, references in this report to "Infocrossing," "Company," "we," "our" or "us" refer to Infocrossing, Inc., a Delaware corporation, and its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K/A belongs to its holder.

        Management believes that we are a leading provider of information technology ("IT") and business process outsourcing services to enterprise clients. We were organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, we changed our name from Computer Outsourcing Services, Inc. to highlight our expanded business base. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our nearly twenty year history, we have developed significant expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and acquisitions remain an integral component of our long-term growth strategy.

        We offer IT outsourcing services across a range of IT functions, bundled into a customized, long-term contractual arrangement, whereby we assume responsibility for managing all or part of a client's information systems infrastructure and operations. Our IT outsourcing agreements center on data center operations (including mainframes, AS/400 or mid-range computing, and NT/UNIX platforms) and extend to the infrastructure that facilitates the transmission of information across a client's enterprise. Our services are organized into six "solution" areas—(1) Mainframe Outsourcing,

(2) Business Process Outsourcing, (3) Open Systems Management, (4) AS/400 Management, (5) Business Continuity, and (6) IT Consulting.

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

The IT Outsourcing Industry

        We believe that the IT outsourcing market will grow for the following reasons:

  •
  The need for companies to reduce costs and improve operating margins;

  •
  A slowdown in capital spending on existing IT infrastructure;

  •
  The increasing complexity of information technology systems and the need to connect electronically with clients, suppliers and other internal systems;

  •
  The increasing requirements for rapid processing of information and the instantaneous communication of large amounts of data to multiple locations;

  •
  The desire of business and government organizations to focus on their core competencies;

  •
  The desire by business and government organizations to take advantage of the latest advances in technology without the cost and resource commitment required to maintain an in-house system;

  •
  The need to provide alternative or back-up locations for mission critical information; and

  •
  The proliferation of web-based and wireless technologies.

Benefits of IT Outsourcing

        Companies traditionally outsource to reduce operational and capital expenses, improve service delivery, implement new technologies, and/or free their internal resources to focus on strategic initiatives.

  •
  Reduce Costs
  We believe our clients realize -significant savings by using our services over their current internal costs. We leverage our 24x7 redundant infrastructure, personnel, processes, and tools across multiple clients to gain economies of scale that we believe translate into reduced costs for our customers.

  •
  Improve Service Delivery
  We believe that our customers enjoy improvement in service delivery because of our focus on operations and economies of scale.

  •
  Re-Deploy Resources
  By turning over non-core activities to us, our clients can concentrate on activities central to their value proposition and increase their competitive position.

  •
  Access to Technology
  We believe outsourcing with us enables our clients to take advantage of new technologies and best practices without the costs and risks associated with implementing these solutions in-house.

  •
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

        We utilize technologies such as IBM's Virtual Tape Subsystem (VTS) to reduce operational overhead by automating processes. The VTS is a system of hardware and software licensed from IBM that eliminates the need for personnel to manually loan and unload tapes containing client data. While VTS and other technologies we use are commercially available to any willing purchaser, they are often cost-prohibitive for individual companies. Without such technologies, we would not be as cost-efficient. We make the technology accessible to our clients by distributing the costs over multiple entities.

Operations

        Supporting a 24 x 7 computing environment requires significant operational resources skilled across a number of technology areas including operating systems, computing, networking, and applications. Few companies have the financial and human resources to support a 24-hour, multi-platform computing environment. Our operations team is a highly skilled, process driven organization that is trained across multiple computing platforms and operating systems. As a result of our technical competency and broad customer base, we believe our labor costs per client typically are lower than the costs our clients would incur by having internal IT departments deliver the same service levels. We believe our highly scalable operation allows our clients to enjoy reduced IT costs. Most of our computer hardware is manufactured by IBM. We also rely heavily on system software licensed from IBM or Computer Associates.

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

Services

        Our services are organized into six solution areas, including:

  •
  Mainframe Outsourcing.  We believe our mainframe outsourcing solution provides clients with a cost-effective, operationally superior alternative to running and managing a mainframe infrastructure in-house. We combine the scalability and reliability of mainframe systems with the world- class management of, and access to, hardware, systems software, and communications. We offer the latest technologies—including Virtual Tape Subsystems, IBM's zSeries technology, and Linux on the mainframe—to provide greater uptime and more efficiency for our customers. We have experience in operating multiple computer systems running on different operating and complex enterprise environments. We provide high capacity in processing speed, connectivity, and storage management.

  •
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

  •
  Open Systems Management.  We provide on-site hosting and remote management of customers' hardware and software running on Unix and Windows servers for both Internet based and other applications. Clients can choose from a wide range of options for their open systems—starting with basic on-site hosting all the way up to fully customized, fully managed services. This highly flexible approach makes it easy to support a variety of systems—from a simple website or database application to a full-scale, multinational Enterprise Resource Plan system. With our IFOXcenter management tools, we can remotely manage systems located at our customers' own data centers or at a third-party location.

  •
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

  •
  Business Continuity.  Our business continuity solutions help assure clients that their operations can proceed in the face of disaster. We offer 24 x 7, high-availability services—including disaster-planning assistance. The disaster recovery solutions are integrated into a client's overall IT infrastructure, with the opportunity to balance IT processing between their own data center and dedicated systems at either of our production data centers. We provide a full alternate office site, including desktop workstations, phone systems, and conventional office infrastructure such as fax and copier machines, networked printers, and conferencing facilities.

  •
  Consulting Services.  We provide review and implementation services for the underlying infrastructure of an enterprise's IT operations, with a view to reducing costs and improving services to the enterprise and end-user. Our expertise developed over our nearly twenty year history coupled with our highly trained and experienced staff can assist with design through implementation and on-going support in the areas of network architecture, infrastructure integration, automation process control, operating systems, database administration, and system stress testing.

Client Service and Support

        We believe that close attention to client service and support has been, and will continue to be, critical to our business plan and vital to our success in the IT outsourcing industry. We utilize client service as a key competitive differentiator and as the foundation of our revenue retention strategy. We provide a high degree of client service and support, including customized training and rapid response to client needs, which we believe generally exceeds industry standards. As a provider of services, virtually our entire organization is dedicated to client support and service. We believe that because of our attention to client service, many of our client relationships have been long-term, extending well beyond the initial contract term. Of our 236 employees, 210 devote substantially all of their time to direct client service and support. In addition, because of our compact size we can provide direct access to our senior executives.

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

Development of New Services

        Since the IT services industry is characterized by rapid changes in hardware and software technology, we continually refine our IT infrastructure and systems management services to encompass new computing platforms. To meet our clients' exacting requirements, we are committed to maintaining service offerings at a very high level of technological proficiency and we believe that we have developed a reputation for providing innovative solutions to satisfy our clients' requirements.

        We maintain an extensive infrastructure that serves as the underlying foundation across our IT solutions. These capabilities are augmented by strategic partnerships and key investments to provide clients with a full suite of IT outsourcing solutions. Where possible, we endeavor to develop offerings that can be easily replicated across multiple clients and give rise to a high degree of recurring revenue. Development of new services is focused on applying the Company's expertise in infrastructure and systems management to evolving hardware and software environments. Recent examples of new services include AS/400 and iSeries Management and Business Continuity Services described above. The costs to develop these services were expensed as incurred. Development is performed by our Company's employees and in limited instances by outside consultants. Capitalized expenditures for enhancement to existing products are for the Business Process Outsourcing Services described above. Capitalized expenditures for enhancements to existing products approximated $135,000, $285,000, $119,000, and $1,011,000 for the years ended December 31, 2002 and 2001, the two months ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively.

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

        We believe that our services are particularly attractive to mid-tier companies that need substantial infrastructure to support their business environment, but are considered "small" compared to the multi-billion dollar engagements signed by our largest competitors. Many mid-market companies perceive, we believe, larger outsourcers as "inflexible" and "unresponsive" to their smaller-scale requirements. We believe that selective outsourcing enables them to maintain overall control over their IT environment, while benefiting from the scale and efficiency of an outsourcing provider.

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

Available Information

        We maintain a website with the address www.infocrossing.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A. We make available, free of charge, through a link from our website to the EDGAR database at www.sec.gov our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we file such material with the Securities and Exchange Commission.

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

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Two qualified Stock Option Plans—previously approved by stockholders	1,406,935	$8.93	954,250

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

Item 6. Selected Financial Data (In Thousands Except For Per Share Amounts)

	Years ended December 31,		Fiscal Years ended October 31,			Two Month Periods ended December 31,
	2002(a)	2001	2000	1999	1998	2000	1999
							(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues	$50,774	$26,986	$24,471	$34,265	$30,403	$3,521	$4,874

Net income (loss) from continuing operations	1,137	(36,524)	(14,983)	1,661	1,079	(4,440)	(343)

Loss on discontinued operation, net of income tax benefit	—	—	—	—	(76)	—	—

Gain on sale of discontinued operation, net of income tax provision	—	—	—	—	1,696	—	—

Net income (loss) to common stockholders	$(8,156)	$(45,048)	$(18,819)	$1,661	$2,699	$(5,790)	$(343)

Net income (loss) to common stockholders per diluted common share	$(1.52)	$(7.77)	$(3.58)	$0.34	$0.61	$(0.98)	$(0.07)

CONSOLIDATED BALANCE SHEETS
Total assets	$65,495	$58,774	$78,844	$27,554	$26,949	$78,449	$30,597

Long-term obligations and (beginning in fiscal 2000), redeemable preferred stock	$64,066	$47,593	$34,146	$—	$12	$38,214	$2,014

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

Year ended December 31, 2002 as
Compared to the Year ended December 31, 2001

        For the year ended December 31, 2002 (the "Current Year"), revenues increased $23,788,000 (88%) to $50,774,000 from $26,986,000 for the year ended December 31, 2001 (the "Prior Year"). Revenues from AmQUEST contributed $17,148,000 of this increase. Revenues grew by 25%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract with ADT Security Services, Inc., signed in 2001, with an initial term of four years. Unless the customer provides notice of non-renewal, the contract will renew annually for three annual years. Revenues from this significant customer were $4,672,000 in the Prior Year compared with $14,977,000 in the Current Year, representing 17% and 29% of total revenues in the respective periods. The increase in revenue from this customer reflects a higher level of service provided in the Current Year.

        Costs of revenues increased $1,181,000 (4%) to $32,977,000 during the Current Year compared with $31,796,000 for the Prior Year. With the additional costs of revenues of AmQUEST excluded, costs of revenues declined by $9,670,000 (30%). The reduced level of costs of revenues reflects the actions we took in 2001 to minimize costs through staff reductions. During 2001, management planned and executed without significant modification four reductions in its workforce, whereby it reduced total operating staff by 45 persons amounting to approximately $4 million in annualized salaries and benefits. Severance of approximately $151,000 was paid to employees and expensed in the month each of the planned reductions in the workforce was planned and executed. All severance was paid by December 31, 2001. In addition, in 2001 we suspended operations at our metropolitan Atlanta data center and the further development of the Northern Virginia data center. Costs of revenues as a percentage of revenues decreased to 65% in the Current Year from 118% in the Prior Year. Costs of revenues in the Current Year reflect the benefit from the settlement with a software licensor described below.

        In April 2002, we renegotiated the lease of our metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, we are responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. Included in costs of revenues in the Current and Prior Years are expenses for this facility of $556,000 and $1,095,000, respectively. During 2002, we relocated most of the operations of AmQUEST to the metropolitan Atlanta data center.

        Also in May 2002, we reached an agreement with the landlord of the Northern Virginia data center. The agreement releases us from the future payments under the lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, we recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During 2002, approximately $290,000 of the provision relating to estimated settlement costs was reversed. Included in costs of revenues in the Current Year and Prior Year are costs for this facility of $378,000 and $2,254,000, respectively.

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

        Selling and promotion costs decreased $457,000 (13%) to $3,140,000 for the Current Year from $3,597,000 for the Prior Year, solely due to staff reductions in 2001 as part of the reductions in workforce noted above. Selling and promotion costs as a percentage of revenues decreased to 6% from 13% in the Prior Year, due to decreased costs and increased revenues.

        General and administrative expenses decreased $2,614,000 (30%) to $6,114,000 for the Current Year from $8,728,000 for the Prior Year. With the effect of AmQUEST excluded, general and administrative expenses declined $3,244,000 (37%). Several factors contributed to the improvement: a reduction of $700,000 in bad debt provision from that required in 2001; $395,000 less in professional fees; $318,000 less in recruiting expenses; and staff reductions amounting to approximately $300,000 in salaries and benefits as part of the reductions in force noted above.

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

        Other depreciation and amortization for fixed assets and other intangibles rose $2,477,000 (72%), to $5,938,000 for the Current Year from $3,461,000 for the Prior Year. Without the effect of AmQUEST, other depreciation and amortization increased $1,325,000 (38%) as a result of fixed asset purchases since December 31, 2001.

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

Year ended December 31, 2001 as
Compared to the Year ended December 31, 2000

        The financial statements included in this Annual Report on Form 10-K/A do not include financial statements for the year ended December 31, 2000. For the purposes of this Management's Discussion and Analysis, the following table presents our results for the year ended December 31, 2001 in comparison with the comparable unaudited results for the year ended December 31, 2000.

	Year ended December 31,
	2001	2000
		(Unaudited)
Revenues	$26,986,466	$23,118,665

Costs and expenses:
Costs of revenues, excluding depreciation shown below	31,796,324	28,236,987
Selling and promotion costs	3,597,153	3,540,262
General and administrative expenses	8,728,468	9,758,066
Leased facilities and office closings	5,650,000	548,972
Amortization of restricted stock award	9,822,917	1,677,083
Amortization of goodwill	644,090	631,648
Other depreciation and amortization	3,460,914	1,870,267

Total costs and expenses	63,699,866	46,263,285

Loss from operations	(36,713,400)	(23,144,620)
Net interest income	(886,403)	(2,110,505)

Pretax loss	(35,826,997)	(21,034,115)
Income tax provision (benefit)	697,000	(1,954,004)

Net loss	(36,523,997)	(19,080,111)
Accretion and dividends on redeemable preferred stock	(8,524,026)	(5,186,143)

Net loss to common stockholders	$(45,048,023)	$(24,266,254)

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

        Costs of revenues increased $3,560,000 (13.7%) to $31,796,000 during Calendar 2001 compared with $28,237,000 in Calendar 2000. The increases primarily consist of IDC and related managed services operating and development costs mostly occurring earlier in Calendar 2001. Due to excess supply of server-hosting space, we have taken steps to minimize costs by suspending the operations at the metropolitan Atlanta data center and IDC and the further development of the Northern Virginia IDC. Included in costs of revenues in Calendar 2001 is $4,477,000 of costs for these facilities.

        Selling and promotion costs increased only $57,000 (1.6%) to $3,597,000 during Calendar 2001 compared with $3,540,000 in Calendar 2000.

        General and administrative expenses decreased $1,030,000 (11.0%) to $8,728,000 for Calendar 2001 from $9,758,000 for Calendar 2000. The decrease primarily consists of IDC and related administrative expenses that have been reduced during Calendar 2001.

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

Liquidity and Capital Resources

        Net cash provided by operating activities was approximately $1,256,000 for the year ended December 31, 2002. During the Current Year, we had $1,137,000 of net income, $5,938,000 of depreciation and amortization, $492,000 of debenture discount amortization and a reversal of $290,000 provision of estimated settlement costs. Uses of cash during 2002 included $1,515,000 in settlement of a building lease in the Northern Virginia high tech corridor and $409,000 of rent payments related to other closed offices. In addition to the cash payment relating to the building lease settlement agreement, we forfeited a $1,460,000 security deposit and were released from all future payments under the lease, amounting to approximately $30 million through November 2015. We had accrued the settlement as of December 31, 2001. Other payments of amounts expensed and accrued in the prior year included approximately $800,000 of payroll taxes withheld at the end of 2001 related to the restricted stock award granted to a former executive, $473,000 related to software purchases made in 2001 and approximately $279,000 in settlement of certain telecommunication agreements for unused circuits. Uses of cash also included a net increase in accounts receivable of $322,000, the reversal of $796,000 of accrued software maintenance fees waived as part of a settlement with a software vendor, and $1,122,000 of payments of liabilities assumed as part of the AmQUEST Acquisition.

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

        The following table includes aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt(1)	$9,411	$21	$9,390	$—	$—
Operating Leases	36,667	6,788	7,927	6,824	15,128
Capital Lease Obligations	3,454	1,982	1,451	21	—
Other Liabilities(2)	1,133	208	421	325	179

Total Contractual Cash Obligations(3)	$50,665	$8,999	$19,189	$7,170	$15,307

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

EBITDA

        EBITDA represents net income before interest, taxes, depreciation and amortization. The Company presents EBITDA because it considers such information an important supplemental measure of the Company's performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. The Company also uses EBITDA for the following purposes. EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with the Company. EBITDA is also widely used by the Company and other buyers to evaluate and price potential acquisition candidates.

        For the year ended December 31, 2002, our EBITDA was $8,832,000 compared to an EBITDA loss of $32,608,000 in the Prior Year. Also, please note that EBITDA for the Current Year includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described, and EBITDA for 2001 was adversely impacted by a $9,823,000 charge for amortization of a restricted stock award to a former executive who resigned in November 2001, at which time the remaining unamortized balance of the award was written off. Management believes the significant improvement in EBITDA reflects organic revenue growth combined with the cost savings and the contribution of AmQUEST to our operations.

        EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, the Company's working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debts; and (c) Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of the Company's performance. The Company compensates for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally.

        The following table reconciles EBITDA to net income for the Current and Prior Year.

Reconciliation—in Thousands

	Year Ended December 31,
	2002	2001
NET INCOME (LOSS)	$1,137	$(36,524)
Add back (deduct):
Tax expense (benefit)	(208)	697
Interest expense (income)	1,965	(886)
Depreciation and amortization	5,938	4,105

EBITDA	$8,832	$(32,608)

        EBITDA is a measure of the Company's performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of the Company's financial performance under GAAP and should not be considered as an alternative to net income, income (loss) from operating activities or any other performance measures derived in accordance with GAAP.

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

Revenue Recognition

        The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer (2) as the services are rendered (3) when the price is fixed as per the service contract and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

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

PART III

Item 10. Directors and Executive Officers Compliance with Section 16(a) of the Securities Exchange Act

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 201(d) of Regulation S-K is included above in Part II, Item 5 of this Annual Report on Form 10-K/A.

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

Item 15. Principal Accountant Fees and Services

	For the Years ended December 31,
	2002	2001
Audit Fees	$248,000	$198,250
Audit-related fees—primarily for due diligence related to the AmQUEST Acquisition and benefit plan audits	44,795	64,280
Tax fees for preparation and tax audit support	86,135	145,815

	$378,930	$408,345

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appears as page F-1 of this report. Schedules not required have been omitted

2.
The exhibits required to be filed as a part of this Annual Report are listed below.

Exhibit No.		Description
2.1		Stock Purchase Agreement dated as of February 5, 2002 by and between Infocrossing Inc. and American Software, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 5, 2002.
3.1	A	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Infocrossing's Form 10-KSB for the period ended October 31, 1999.
3.1	B
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
4.4	A
Stockholders Agreement by and among Computer Outsourcing Services, Inc.; DB Capital Investors, LP; the Sandler Holders; and the Management and Non-Management Stockholders listed therein, incorporated by reference to Infocrossing's Proxy Statement for the Annual Meeting held on May 8, 2000.
4.4	B
Second Amended and Restated Stockholders Agreement dated as of February 1, 2002 by and among Infocrossing, Inc. and the Stockholders named therein, incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed February 5, 2002.
4.5	A
Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for Infocrossing's Annual Meeting held on May 8, 2000, as subsequently amended as referenced in the Definitive Proxy for Infocrossing's Annual Meeting held June 22, 2001.
4.5	B	2002 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix B to the Definitive Proxy for Infocrossing's Annual Meeting held on June 25, 2002.
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
21	*	List of Subsidiaries of Infocrossing
23		Consent of Ernst & Young LLP
32		Certification required by Rule 13a-14(b) to be filed.

  *
  Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed March 31, 2003.

(b)
Reports on Form 8-K

        On November 11, 2002, Infocrossing made public certain forward-looking financial information pursuant to Item 9 of Form 8-K

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOCROSSING, INC.
February 6, 2004	/s/ ZACH LONSTEIN Zach Lonstein—Chief Executive Officer
February 6, 2004	/s/ WILLIAM J. MCHALE William J. McHale—Senior Vice President of Finance

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 6, 2004	/s/ ZACH LONSTEIN Zach Lonstein—Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
February 6, 2004	/s/ WILLIAM J. MCHALE William J. McHale—Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)
February 6, 2004	Peter DaPuzzo—Director
February 6, 2004	Kathleen A. Perone—Director
February 6, 2004	/s/ MICHAEL B. TARGOFF Michael B. Targoff—Director
February 6, 2004	/s/ ROBERT B. WALLACH Robert B. Wallach—Director

CERTIFICATIONS

I, Zach Lonstein, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Infocrossing, Inc.;

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

February 6, 2004	/s/ ZACH LONSTEIN Zach Lonstein Chairman and Chief Executive Officer

I, William J. McHale, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Infocrossing, Inc.;

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

February 6, 2004	/s/ WILLIAM J. McHALE William J. McHale Senior Vice President of Finance

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

/s/ ERNST & YOUNG, LLP ERNST & YOUNG, LLP
New York, New York February 19, 2003

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,026,407	$24,343,819
Trade accounts receivable, net of allowances for doubtful accounts of $1,050,892 and $1,008,942	4,369,346	2,410,556
Due from related parties	216,340	205,106
Prepaid license fees	826,848	682,342
Other current assets	1,307,664	1,125,549

	13,746,605	28,767,372

PROPERTY and EQUIPMENT, net	19,436,768	17,173,134

OTHER ASSETS:
Deferred software, net	1,742,061	2,197,070
Goodwill, net	28,451,209	7,736,773
Other intangible assets, net	1,141,640	374,114
Security deposits and other non-current assets	976,890	2,525,531

	32,311,800	12,833,488

TOTAL ASSETS	$65,495,173	$58,773,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,093,285	$1,914,682
Current portion of long-term debt and capitalized lease obligations	1,740,863	1,893,683
Current portion of accrued loss on leased facilities	207,727	3,313,806
Accrued expenses	4,093,345	6,245,665
Income taxes payable	96,248	—
Current deferred revenue	1,380,630	450,641

	11,612,098	13,818,477

LONG-TERM LIABILITIES:
Debentures due in 2005, net of unaccreted discount	9,371,556	—
Long-term debt and capitalized lease obligations, net of current portion	1,505,833	3,632,446
Accrued loss on leased facilities, net of current portion	925,046	1,127,770
Deferred revenue, net of current portion	224,354	961,074
Other long-term liabilities	872,236	1,309,648

	12,899,025	7,030,938

COMMITMENTS AND CONTINGENCIES
REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK; $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference of $73,863,906 at December 31, 2002)	53,188,577	43,960,634

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of 5,973,506 and 5,912,416 at December 31, 2002 and 2001, respectively	59,735	59,124
Additional paid-in capital	61,135,317	59,053,570
Accumulated deficit	(70,548,859)	(62,392,549)

	(9,353,807)	(3,279,855)
Less 594,990 and 578,623 shares at December 31, 2002 and 2001, respectively, of common stock held in treasury, at cost	(2,850,720)	(2,756,200)

TOTAL STOCKHOLDERS' DEFICIT	(12,204,527)	(6,036,055)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,495,173	$58,773,994

See Notes to Consolidated Financial Statements.

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,		Two Month Period ended December 31, 2000	Fiscal Year ended October 31, 2000
	2002	2001
REVENUES	$50,773,742	$26,986,466	$3,520,937	$24,471,450

COSTS and EXPENSES:
Costs of revenues, excluding depreciation shown below	32,977,274	31,796,324	5,262,253	26,869,973
Selling and promotion costs	3,140,217	3,597,153	829,806	3,103,485
General and administrative expenses	6,114,148	8,728,468	1,342,382	9,274,536
Leased facilities and office closings	(289,860)	5,650,000	34,601	514,371
Amortization of restricted stock award	—	9,822,917	479,166	1,197,917
Amortization of goodwill	—	644,090	105,466	619,085
Other depreciation and amortization	5,938,340	3,460,914	398,717	1,688,692

	47,880,119	63,699,866	8,452,391	43,268,059

INCOME (LOSS) FROM OPERATIONS	2,893,623	(36,713,400)	(4,931,454)	(18,796,609)

Interest income	(171,555)	(1,377,093)	(520,288)	(1,753,863)
Interest expense	2,136,494	490,690	28,862	114,004

	1,964,939	(886,403)	(491,426)	(1,639,859)

INCOME (LOSS) BEFORE INCOME TAXES	928,684	(35,826,997)	(4,440,028)	(17,156,750)
Income tax (benefit) expense	(208,395)	697,000	—	(2,173,443)

NET INCOME (LOSS)	1,137,079	(36,523,997)	(4,440,028)	(14,983,307)
Accretion and dividends on redeemable preferred stock	(9,293,389)	(8,524,026)	(1,350,413)	(3,835,730)

NET LOSS TO COMMON STOCKHOLDERS	$(8,156,310)	$(45,048,023)	$(5,790,441)	$(18,819,037)

BASIC AND DILUTED EARNINGS PER SHARE:
Net loss to common stockholders	$(1.52)	$(7.77)	$(0.98)	$(3.58)

Weighted average number of common shares outstanding	5,352,757	5,801,312	5,888,311	5,251,457

See Notes to Consolidated Financial Statements.

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Unamortized Restricted Stock Award	Treasury Stock at Cost	Total
Balances, October 31, 1999	4,737,915	$47,379	$15,519,826	$7,264,952	$—	$(7,313)	$22,824,844
Exercises of stock options	170,478	1,705	969,596	—	—	—	971,301
4,608 shares surrendered for stock option exercise	—	—	—	—	—	(111,744)	(111,744)
Contingent payment related to an acquisition	36,472	365	1,134,795	—	—	—	1,135,160
Exercise of warrants	75,000	750	374,250	—	—	—	375,000
Sale of restricted shares by the Company	68,446	684	999,312	—	—	—	999,996
Restricted stock award	800,000	8,000	11,492,000	—	(11,500,000)	—	—
Amortization of restricted stock award	—	—	—	—	1,197,917	—	1,197,917
Issuance of warrants in connection with termination of a financing arrangement	—	—	120,000	—	—	—	120,000
Accretion and dividends on redeemable preferred stock	—	—	—	(3,835,730)	—	—	(3,835,730)
Issuance of warrants in connection with a private placement	—	—	28,180,132	—	—	—	28,180,132
Net loss	—	—	—	(14,983,307)	—	—	(14,983,307)

Balances, October 31, 2000	5,888,311	$58,883	$58,789,911	$(11,554,085)	$(10,302,083)	$(119,057)	$36,873,569

Balances, October 31, 2000	5,888,311	$58,883	$58,789,911	$(11,554,085)	$(10,302,083)	$(119,057)	$36,873,569
Amortization of restricted stock award	—	—	—	—	479,166	—	479,166
Purchased 6,900 shares for treasury, at cost	—	—	—	—	—	(68,356)	(68,356)
Issuance of a warrant in settlement of contingent purchase price	—	—	146,900	—	—	—	146,900
Accretion and dividends on redeemable preferred stock	—	—	—	(1,350,413)	—	—	(1,350,413)
Net loss	—	—	—	(4,440,028)	—	—	(4,440,028)

Balances, December 31, 2000	5,888,311	$58,883	$58,936,811	$(17,344,526)	$(9,822,917)	$(187,413)	$31,640,838
Exercise of stock options by the surrender of 20,021 shares	25,000	250	116,750	—	—	(117,000)	—
Cancellation of shares previously issued in error	(895)	(9)	9	—	—	—	—
Purchase 546,094 shares for treasury, at cost	—	—	—	—	—	(2,451,787)	(2,451,787)
Accretion and dividends on redeemable preferred stock	—	—	—	(8,524,026)	—	—	(8,524,026)
Amortization of restricted stock award	—	—	—	—	9,822,917	—	9,822,917
Net loss	—	—	—	(36,523,997)	—	—	(36,523,997)

Balances, December 31, 2001	5,912,416	$59,124	$59,053,570	$(62,392,549)	$—	$(2,756,200)	$(6,036,055)

Balances, December 31, 2001	5,912,416	$59,124	$59,053,570	$(62,392,549)	$—	$(2,756,200)	$(6,036,055)
Exercises of stock options	53,885	539	289,413	—	—	—	289,952
Accretion and dividends on redeemable preferred stock	—	—	—	(9,293,389)	—	—	(9,293,389)
Conversion of preferred stock and exercise of warrants	7,205	72	65,374	—	—	—	65,446
Purchase 16,367 shares for treasury, at cost	—	—	—	—	—	(94,520)	(94,520)
Warrants issued	—	—	1,720,000	—	—	—	1,720,000
Other	—	—	6,960	—	—	—	6,960
Net income	—	—	—	1,137,079	—	—	1,137,079

Balances, December 31, 2002	5,973,506	$59,735	$61,135,317	$(70,548,859)	$—	$(2,850,720)	$(12,204,527)

See Notes to Consolidated Financial Statements.

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Two Month Period ended December 31, 2000	Fiscal Year ended October 31, 2000
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,137,079	$(36,523,997)	$(4,440,028)	$(14,983,307)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,938,340	4,105,004	504,183	2,307,777
Accretion of discounted Debentures	491,556	—	—	—
Amortization of restricted stock award	—	9,822,917	479,166	1,197,917
Stock-based compensation	—	—	—	71,266
Warrants issued in connection with termination of a credit agreement	—	—	—	120,000
Accrued loss (reduction of accrued loss) on leased facilities	(289,860)	5,650,000	34,601	514,371
Decrease (increase) in:
Trade accounts receivable	(321,896)	945,358	(155,836)	2,810,288
Prepaid license fees and other current assets	(122,356)	3,910,196	63,697	(2,485,798)
Increase (decrease) in:
Accounts payable	2,178,603	545,280	(893,434)	1,025,357
Income taxes payable	96,248	—	—	—
Accrued expenses	(5,955,849)	2,633,445	811,765	1,585,089
Security deposits and other non-current assets	1,538,885	31,441	—	(2,073,185)
Payments on accrued loss on leased facilities	(3,257,237)	(463,943)	(72,477)	(190,014)
Deferred revenue and other liabilities	(177,907)	2,002,575	112,274	170,158

Net cash provided by (used in) operating activities	1,255,606	(7,341,724)	(3,556,089)	(9,930,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,955,491)	(9,009,097)	(839,177)	(6,564,057)
Disposal of equipment	—	—	—	2,750
Redemptions (purchases) of investments in marketable debt securities	—	3,413,069	2,368,739	(4,108,367)
Purchase of the outstanding stock of AmQUEST, Inc.	(19,895,971)	—	—	—
Purchases of treasury stock	—	(516,567)	(68,356)	—
Increase in deferred software costs	(134,799)	(285,235)	(118,828)	(1,011,231)

Net cash (used in) provided by investing activities	(23,986,261)	(6,397,830)	1,342,378	(11,680,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a private equity placement	$—	$—	$—	$58,430,596
Proceeds from issuance of Debentures	10,000,000	—	—	—
Proceeds from debt financing and a line of credit	—	3,062,252	—	5,140,336
Repayments of debt and capitalized leases	(4,726,349)	(1,217,115)	(101,112)	(5,041,993)
Advances to related parties, net	(11,234)	(474,638)	(1,495,079)	(38,295)
Proceeds from a sale of common stock	—	—	—	999,996
Exercises of stock options and warrants	202,392	—	—	1,163,291

Net cash provided by (used in) financing activities	5,464,809	1,370,499	(1,596,191)	60,653,931

Net cash (used in) provided by continuing operations	(17,265,846)	(12,369,055)	(3,809,902)	39,042,945
CASH FLOWS FROM DISCONTINUED OPERATION:
Payments on portion of accrued loss on leased facilities relating to discontinued operation	(51,566)	(50,957)	(11,324)	(48,111)

Net (decrease) increase in cash and equivalents	(17,317,412)	(12,420,012)	(3,821,226)	38,994,834
Cash and equivalents, beginning of year	24,343,819	36,763,831	40,585,057	1,590,223

Cash and equivalents, end of year	$7,026,407	$24,343,819	$36,763,831	$40,585,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$422,329	$491,385	$1,369	$114,004

Income taxes	$21,900	$42,082	$—	$67,139

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Fees and other costs accrued in connection with the purchase of AmQUEST, Inc.	$350,000	$—	$—	$—

Common stock issued for the Enterprise Purchase	$—	$—	$—	$1,135,160

Equipment acquired subject to a capital lease	$1,278,474	$57,500	$3,602,817	$—

Warrants issued for the settlement of contingent purchase price	$—	$—	$146,900	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Treasury shares received in payment of an amount due from a related party	$—	$1,935,220	$—	$—

Treasury shares received in payment of a stock option exercise	$94,525	$117,000	$—	$111,744

Preferred shares converted to common	$65,446	$—	$—	$—

Additional Debentures issued in lieu of a cash payment of interest	$600,000	$—	$—	$—

See Notes to Consolidated Financial Statements.

INFOCROSSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.     Summary of Business and Significant Accounting Policies

        Business—Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provides comprehensive information technology outsourcing services to companies, institutions, and government agencies.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and significant intercompany transactions have been eliminated.

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

        Cash and Equivalents—Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

        Property and Equipment—Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the lesser of their fair market value at the date of the lease or the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives.

        Software—Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such assets are internal-use software, accounted for in accordance with Statement of Position 98-1, "Accounting of the Costs of Computer Software Developed or Obtained for Internal Use." The estimated useful lives of such assets vary between three and five years, based upon the estimated useful life of each particular software product. If the software has been developed for a particular client, the useful life equals the term of the related customer contract.

        Intangible Assets—The excess of cost over net assets of acquired businesses ("goodwill") was amortized during the periods ending December 31, 2001 using the straight-line method over the estimated lives, typically no more than fifteen years. In accordance with SFAS 142, goodwill was not amortized in 2002. Other intangible assets, primarily acquired customer lists, are amortized using the straight-line method over the estimated lives, typically no more than ten years. The carrying value of intangibles is evaluated periodically for impairment in accordance with Statement of Financial Accounting Standards No. 142.

        Revenue Recognition—The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer (2) as the services are rendered (3) when the price is fixed as per the service contract and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.

        Deferred Revenue—The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recorded to income as the services are rendered.

        Income Taxes—Income tax expense or benefit is based on pre-tax accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax benefits are recognized to the extent that realization of such benefits is more likely than not. In 2002, a net tax benefit was recognized for the carry-back of certain 2000 alternative minimum tax losses to prior years. The cumulative tax benefit recorded by the Company in October 2000 was limited to the refund the Company received as a result of carrying back a portion of the pretax loss to prior years.

        Earnings per Share—Basic earnings per share is computed by dividing income to common stockholders by the weighted average number of common shares outstanding during each period.

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

        Segments—The Company and its subsidiaries operate in one reportable segment of providing information technology outsourcing services.

        Derivatives—The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

        Fair Value of Financial Instruments—At December 31, 2002 and 2001, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

        Major Customers—For the years ended December 31, 2002 and 2001, the two month period ended December 31, 2000, and the fiscal year ended October 31, 2000, one client accounted for 11%, 17%, 16% and 14%, respectively, of the Company's revenues. In addition, during the years ended December 2002 and 2001, a new client accounted for 29% and 17%, respectively, of the Company's revenues, and in the two month period ended December 31, 2000 and the fiscal year ended October 31, 2000, a former client accounted for 17% and 13% of the Company's revenues.

        Stock-based Compensation—The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards.

        Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the years ended December 31, 2002, and

2001, the two month period ended December 31, 2000, and the fiscal year ended October 31, 2000, respectively, would have been as follows:

	Year ended December 31,		Fiscal Year ended October 31, 2000	Two Month Period ended December 31, 2000
	2002	2001
Net loss to common stockholders:
As reported	$(8,156)	$(45,048)	$(18,819)	$(5,790)

Pro forma	$(11,071)	$(47,885)	$(20,336)	$(6,247)

Net loss to common stockholders per share:
As reported	$(1.52)	$(7.77)	$(3.58)	$(0.98)

Pro forma	$(2.07)	$(8.25)	$(3.87)	$(1.06)

        All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the years ended December 31, 2002 and 2001 and the fiscal year ended October 31, 2000 was $689,431, $888,724, and $12,122,000, respectively. No grants were made during the two months ended December 31, 2000. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: a risk-free interest rate of 3.69%; expected lives of three and a half years; and expected volatility of 54.7%. The assumptions used in 2001 and fiscal 2000 included risk-free interest rates of 4.72% and 6.28%, respectively, expected lives ranging from six months to five years, and expected volatilities of 65.5% and 85.9%, respectively.

        Recently Issued Accounting Pronouncements—In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities, requiring such costs to be recognized when incurred. Previous guidance required the recognition of costs at the date of commitment to an exit or disposal plan. The provisions of SFAS 146 are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement did not have an impact on our current financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

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

        The balance sheet of AmQUEST as of the date of the acquisition has been valued as follows:

Consolidated Balance Sheet of AmQUEST, Inc.
as of February 5, 2002
(In Thousands)

ASSETS:
Accounts receivable	$1,637
Other current assets	204

Total current assets	1,841
Equipment and other fixed assets	1,936
Customer list	1,200
Goodwill	20,714

$25,691

LIABILITIES AND EQUITY:
Accrued expenses	$4,053
Current capital leases	802
Other current liabilities	56

Total current liabilities	4,911
Capital leases due	366
Other liabilities	168

Total liabilities	5,445
Parent's equity	20,246

$25,691

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

Condensed Consolidated Pro Forma Statements of Operations
(In Thousands except Per Share Data)

	Years ended December 31,
	2002	2001
Revenues	$52,249	$45,228

Net income (loss)	1,012	(38,387)

Net loss to common stockholders	$(8,280)	$(46,911)

Net loss to common stockholders per basic and diluted share	$(1.55)	$(8.09)

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

4.     Property and Equipment

        Property and equipment consists of the following:

	December 31,
			Depreciable Lives (Years)
	2002	2001
Computer equipment	$10,916,395	$8,836,460	5
Computer equipment held under capital leases (Note 9)	7,485,394	4,938,987	*
Furniture and office equipment	1,261,716	1,343,842	7
Leasehold improvements	8,022,889	7,941,703	*
Purchased software	5,838,603	3,294,070	5
Vehicles	131,711	155,058	3

	33,656,708	26,510,120
Less accumulated depreciation and amortization, including $2,893,080 and $2,062,025 attributable to capital leases at December 31, 2002 and 2001, respectively	(14,219,940)	(9,336,986)

	$19,436,768	$17,173,134

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

        In connection with the recording of a loss of on leased facilities at December 31, 2001, approximately $2,742,000 of capitalized costs were written off (See Note 10).

5.     Deferred Software Costs

        Deferred software costs consist of the following:

	December 31,
	2002	2001
Cost of internally-developed software and enhancements, including software under development	$5,956,159	$5,821,360
Accumulated amortization	(4,214,098)	(3,624,290)

	$1,742,061	$2,197,070

        Amortization of deferred software costs charged to operations was $589,808 and $753,879 for the years ended December 31, 2002 and 2001; $596,476 for the fiscal year ended October 31, 2000, and $91,691 for the two months ended December 31, 2000.

6.     Goodwill and Other Intangible Assets

        Goodwill consists of the following:

	December 31,
	2002	2001
Excess cost of investments over net assets acquired	$30,692,926	$9,978,490
Accumulated amortization	(2,241,717)	(2,241,717)

	$28,451,209	$7,736,773

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

Consolidated Pro Forma Statement of Net Loss
(In Thousands Except Per Share Data)

	For the Year ended December 31, 2001		For the Two Month Period ended December 31, 2000		For the Fiscal Year ended October 31, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(36,524)	$(35,880)	$(4,440)	$(4,335)	$(14,983)	$(14,364)
Net loss to common stockholders	$(45,048)	$(44,404)	$(5,790)	$(5,685)	$(18,819)	$(18,200)
Net loss to common stockholders per diluted share	$(7.77)	$(7.65)	$(0.98)	$(0.97)	$(3.58)	$(3.47)

        Other intangible assets consist of the following:

	December 31,
	2002	2001
Acquired customer lists	$2,380,488	$1,180,488
Accumulated amortization	(1,238,848)	(806,374)

	$1,141,640	$374,114

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

7.     Accrued Expenses

        Accrued Expenses consists of the following:

	December 31,
	2002	2001
Salaries and Bonuses	$769,889	$1,214,107
Interest	588,302	26,794
Other	2,735,154	5,004,764

	$4,093,345	$6,245,665

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

        Due from related parties consists of the following:

	December 31,
	2002	2001
Due from the Chairman, bearing interest at the Prime Rate (4.25% at December 31, 2002) plus 1% per annum, repayable on demand	$84,645	$78,177
Due from other officers, bearing interest at the Prime Rate, repayable on demand	131,695	126,929

Total due from related parties	$216,340	$205,106

        In accordance with the Sarbanes-Oxley Act of 2002, no further advances are being made to the Company's officers.

9.     Long-term Debt and Capitalized Lease Obligations

Long-term Debt

	December 31,
	2002	2001
Debentures	$10,600,000	$—
Unamortized discount	(1,228,444)	—
Loan payable—financial institution	—	2,646,679
Vehicle loans	39,517	60,159
Notes payable—other	—	54,890

	9,411,073	2,761,728
Less current portion	(20,895)	(1,000,000)

	$9,390,178	$1,761,728

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

        The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

Years ending December 31:
2003	$1,982,327
2004	1,415,197
2005	35,914
2006	21,366

Total minimum lease payments	3,454,804
Less amount representing interest	(247,625)

Present value of net minimum lease payments	3,207,179
Less current portion of obligations under capital leases	(1,719,968)

Long-term portion	$1,487,211

10.   Income Taxes

        The provision (benefit) for income taxes on continuing operations consists of:

	Year ended December 31,		Two Month Period ended December 31, 2000	Fiscal Year ended October 31, 2000
	2002	2001
Current tax (benefit):
Federal	$(250,628)	$697,000	$—	$(2,857,672)
State and local	42,233	—	—	—
Deferred provision (benefit)	—	—	—	684,229

	$(208,395)	$697,000	$—	$(2,173,443)

        Income tax expense represents the difference between the estimated tax expense or benefit as provided and as realized in the Company's income tax returns. A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows:

	Years ended December 31,		Two Month Period ended December 31, 2000	Fiscal Year ended October 31, 2000
	2002	2001
Tax provision computed at the statutory rate	$315,753	$(12,539,449)	$(1,509,610)	$(5,833,295)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income taxes	27,874	—	—	—
Non-deductible expenses	13,715	3,438,021	170,221	159,405
Benefit of tax credits	(315,109)	—	—	—
Losses for which no benefit has been provided	—	9,101,428	1,366,890	3,500,447
Other, net	(250,628)	697,000	(27,501)	—

	$(208,395)	$697,000	$—	$(2,173,443)

        Temporary differences that give rise to net deferred tax assets (liabilities) are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Accrued loss on leased facilities and office closings	$470,101	$2,980,931
Accrued liabilities	758,896	612,342
Allowance for doubtful accounts	375,183	418,711
Deferred rent	358,980	542,713
Net operating loss	18,311,420	11,939,586
Other	107,950	—

	20,382,530	16,494,283

Deferred tax liabilities:
Depreciation and amortization	(506,245)	22,234
Deferred software costs	(722,955)	(835,105)
Other	—	—

	(1,229,200)	(812,871)

Net tax assets	19,153,330	15,681,412
Valuation allowance	(19,153,330)	(15,681,412)

Net deferred taxes	$—	$—

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

11.   Stockholders' Equity

        Common Stock—The Company is authorized to issue up to 50,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of legally available funds, and upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any.

        Holders of common stock have no preemptive rights, and have no rights to convert their common stock into any other security.

        Preferred Stock—The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. In connection with the private placement of securities discussed below, the Board of Directors reserved 300,000 shares of preferred stock for initial and future issuances as Series A.

        Private Placement of Securities—On May 10, 2000, in a private placement with a group of investors (the "Purchasers"), the Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock with an aggregate face value of $60 million (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share (the "Investor Warrants"). The Company received $58,430,596 after payment of issuance costs and related legal fees.

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

        Private Sale of Debentures with Warrants—In connection with the SPA discussed in Note 9 above, the Company issued the Debentures and the Initial Camden Warrants to purchase 2,000,000 shares of the common stock of the Company (subject to adjustments as discussed below) in exchange for $10,000,000.

        Other Warrants—In February 2001, the Company issued a warrant to purchase 65,000 shares of the Company's common stock at $18.00 per share in settlement of any future contingent consideration payable under an agreement to purchase the assets of a business. This warrant has a ten year life and vests as to 21,667 shares on September 16, 2001, with the remaining 43,333 shares vesting in approximately equal amounts over the following 24 months. The fair value of the warrant of $146,900, calculated using the Black-Scholes pricing model, was recorded as additional goodwill relating to the related acquisition.

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

        Stock Option Plans—On June 25, 2002, the stockholders approved a Board of Directors resolution establishing the Company's 2002 Stock Option and Stock Appreciation Rights Plan (the "2002 Plan"). The principal reason for adopting the 2002 Plan is the Federal income tax requirement that Incentive Stock Options must be granted within ten years from the earlier of the date of adoption of a qualified plan or approval of the plan by the stockholders. Prior to its initial public offering in September 1992, the Company had adopted the 1992 Stock Option and Stock Appreciation Rights Plan (as subsequently amended and restated, "the 1992 Plan") that provided for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. The material features of the 1992 Plan and the 2002 Plan are substantially the same. Incentive stock options may be granted only to employees and officers of the Company, while non-qualified options may be issued to directors and consultants, as well as to officers and employees of the Company.

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

        Activity in the Plan during the periods from October 31, 1999 through December 31, 2002 is as follows:

	Number of Options	Exercise Price Range	Weighted Average Exercise Price
Options outstanding, October 31, 1999	788,400	$3.55 - $11.48	$6.56
Options granted	1,407,350	$8.81 - $45.00	$16.18
Options exercised	(170,478)	$3.25 - $27.25	$5.53
Options cancelled	(54,422)	$4.38 - $27.25	$13.38

Options outstanding, October 31, 2000	1,970,850	$3.25 - $45.00	$12.89
Options cancelled	(183,916)	$8.81 - $27.25	$13.74

Options outstanding, December 31, 2000	1,786,934	$3.25 - $45.00	$12.65
Options granted	235,400	$4.58 - $14.61	$8.09
Options exercised	(25,000)	$4.68 - $4.68	$4.68
Options cancelled	(593,563)	$4.64 - $45.00	$17.99

Options outstanding, December 31, 2001	1,403,771	$3.25 - $37.78	$9.77
Options granted	252,100	$4.95 - $8.63	$6.37
Options exercised	(53,885)	$3.78 - $7.14	$5.38
Options cancelled	(195,051)	$4.38 - $27.25	$12.64

Options outstanding, December 31, 2002	1,406,935	$3.25 - $37.78	$8.93

Additional information regarding exercise price ranges of options outstanding:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Prices	Weighted Average Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$3.25 - $4.86	186,250	$3.61	3.6	184,163	$3.59
$5.15 - $7.14	354,463	$5.88	7.3	163,538	$5.52
$7.30 - $10.47	659,250	$9.41	6.5	597,949	$9.47
$10.86 - $15.42	67,062	$11.81	1.5	59,078	$11.67
$17.00 - $23.13	122,860	$18.72	6.4	109,128	$18.80
$27.25 - $31.81	13,300	$28.58	6.9	13,300	$28.58
$37.78 - $37.78	3,750	$37.78	7.4	3,750	$37.78

	1,406,935			1,130,906

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

        Approximate minimum future lease payments for real estate and other operating leases are as follows:

Years ending December 31,
2003	$6,788,000
2004	4,371,000
2005	3,556,000
2006	3,466,000
2007	3,358,000
Thereafter	15,128,000

$36,667,000

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

14.   Quarterly Financial Information (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands except per share data):

	Three Months ended:
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$11,233	$13,241	$12,906	$13,394

Gross Profit	$5,436	$3,715	$3,913	$4,733

Net income (loss)	$1,330	$(726)	$(30)	$563

Net loss to common Stockholders	$(919)	$(3,024)	$(2,378)	$(1,835)

Net loss to common stockholders per basic or diluted common shares	$(0.17)	$(0.57)	$(0.44)	$(0.34)

	Three Months ended:
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$5,514	$6,610	$7,354	$7,508

Gross Profit	$(3,181)	$1,963	$(349)	$683

Net loss	$(7,782)	$(6,243)	$(4,800)	$(17,699)

Net loss to common stockholders	$(9,844)	$(8,350)	$(6,953)	$(19,901)

Net loss to common stockholders per basic or diluted common shares	$(1.68)	$(1.42)	$(1.18)	$(3.49)

INFOCROSSING, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2002	$1,008,942	$227,784	$—	$185,834	$1,050,892

Year ended December 31,2001	$525,957	$776,228	$—	$293,243	$1,008,942

Two-month period Ended December 31, 2000	$502,957	$23,000	$—	$—	$525,957

Fiscal year ended October 31, 2000	$350,939	$175,838	$—	$23,820	$502,957
Valuation allowance offsetting Net Deferred Tax Assets
Year ended December 31, 2002	$15,681,412	$3,471,918	$—	$—	$19,153,330

Year ended December 31,2001	$6,620,748	$9,060,664	$—	$—	$15,681,412

Two-month period Ended December 31, 2000	$4,737,389	$1,883,359	$—	$—	$6,620,748

Fiscal year ended October 31, 2000	$—	$4,737,389	$—	$—	$4,737,389

(a)
Uncollectible accounts written off, net of recoveries.

S-1

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data (In Thousands Except For Per Share Amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers Compliance with Section 16(a) of the Securities Exchange Act
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Principal Accountant Fees and Services
PART IV
  Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INFOCROSSING, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Auditors
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
INFOCROSSING, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
INFOCROSSING, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS