Form 10-Q/A
period 2003-03-31
INFOCROSSING INC
filed 2004-02-06
CIK 893816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number: 0-20824

INFOCROSSING, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3252333 (IRS Employer Identification No.)

2 Christie Heights Street, Leonia, NJ 07605
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (201) 840-4700

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    ☐ Yes ☒ No.

        There were 5,384,516 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 9, 2003.

        Transitional Small Business Disclosure Form (check one):    Yes ☐ No ☒

        This amendment is filed to correct the presentation of deferred revenue on the balance sheet, to expand the presentation of Managements' Discussion and Analysis, to correct the presentation of EBITDA, and to make certain other technical changes.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share
and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,137	$7,026
Trade accounts receivable, net of allowances for doubtful accounts of $625 and $1,051	3,407	4,369
Due from related parties	218	216
Prepaid license fees	697	827
Other current assets	1,388	1,308

	12,847	13,746

PROPERTY and EQUIPMENT, net	20,509	19,437

OTHER ASSETS:
Deferred software, net	1,619	1,742
Goodwill, net	28,361	28,451
Other intangible assets, net	1,038	1,142
Security deposits and other non-current assets	1,127	977

	32,145	32,312

TOTAL ASSETS	$65,501	$65,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,503	$4,093
Current portion of long-term debt and capitalized lease obligations	2,129	1,741
Current portion of accrued loss on leased facilities	206	208
Accrued expenses	4,001	4,093
Income taxes payable	117	96
Current deferred revenue	304	1,381

	10,260	11,612

LONG-TERM LIABILITES:
Debentures due in 2005, net of unaccreted discount	10,147	9,372
Long-term debt and capitalized lease obligations	1,918	1,506
Accrued loss on leased facilities	877	925
Deferred revenue, net of current portion	154	224
Other long-term liabilities	891	872

	13,987	12,899

COMMITMENTS AND CONTINGENCIES
REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK; $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference of $75,364 at March 31, 2003)	55,637	53,189

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of 5,973,506 at March 31, 2003 and December 31, 2002	60	60
Additional paid-in capital	61,135	61,135
Accumulated deficit	(72,727)	(70,549)

	(11,532)	(9,354)
Less 594,990 shares of common stock held in treasury, at cost	(2,851)	(2,851)

TOTAL STOCKHOLDERS' DEFICIT	(14,383)	(12,205)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$65,501	$65,495

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands,
except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
REVENUES	$13,129	$11,233

COSTS and EXPENSES:
Costs of revenues, excluding depreciation shown below	8,680	5,797
Selling and promotion costs	806	773
General and administrative expenses	1,364	1,590
Depreciation and amortization	1,416	1,362

	12,266	9,522

INCOME FROM OPERATIONS	863	1,711

Interest income	(20)	(84)
Interest expense	593	465

	573	381

INCOME BEFORE INCOME TAXES	290	1,330
Income tax expense	20	—

NET INCOME	270	1,330
Accretion and dividends on redeemable preferred stock	(2,448)	(2,249)

NET LOSS TO COMMON STOCKHOLDERS	$(2,178)	$(919)

BASIC AND DILUTED EARNINGS PER SHARE:
Net loss to common stockholders	$(0.40)	$(0.17)

Weighted average number of common shares outstanding	5,379	5,342

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited, in thousands)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock at Cost	Total
Balances, December 31, 2002	5,974	$60	$61,135	$(70,549)	$(2,851)	$(12,205)
Accretion and dividends on Redeemable preferred stock	—	—	—	(2,448)	—	(2,448)
Net income	—	—	—	270	—	270

Balances, March 31, 2003	5,974	$60	$61,135	$(72,727)	$(2,851)	$(14,383)

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$270	$1,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,416	1,362
Accretion of discounted Debentures	139	87
Credits granted by a software licensor, net of amounts used	—	(883)
Decrease (increase) in:
Trade accounts receivable	962	(451)
Prepaid license fees and other current assets	50	81
Security deposits and other non-current assets	(152)	(133)
Increase (decrease) in:
Accounts payable	(590)	2,325
Income taxes payable	21	—
Accrued expenses	834	(2,691)
Payments on accrued loss on leased facilities	(37)	(131)
Deferred revenue and other liabilities	(1,128)	(328)

Net cash provided by operating activities	1,785	568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(969)	(1,441)
Purchase of the outstanding stock of AmQUEST, Inc. and payments of related costs	(200)	(20,373)
Increase in deferred software costs	(28)	(43)

Net cash used in investing activities	(1,197)	(21,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Debentures	—	10,000
Repayment of debt and capitalized leases	(462)	(3,080)
Advances to related parties, net	(2)	(5)

Net cash (used in) provided by financing activities	(464)	6,915

Net cash provided by (used in) continuing operations	124	(14,374)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Payments on portion of accrued loss on leased facilities relating to discontinued operations	(13)	(13)

Net increase (decrease) in cash and equivalents	111	(14,387)
Cash and equivalents, beginning of period	7,026	24,344

Cash and equivalents, end of the period	$7,137	$9,957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$85	$171

Income taxes	$51	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Fees and other costs accrued in connection with the purchase Of AmQUEST, Inc.	$—	$448

Equipment acquired subject to a capital lease	$1,262	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Treasury shares received in payment of a stock option exercise	$—	$95

Additional Debentures issued in lieu of a cash payment of interest	$636	$—

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

Condensed Consolidated Pro Forma Statement of Operations
(In Thousands except Per Share Data)

Three Months Ended March 31, 2002
Revenues	$12,708

Net income	$1,115

Net loss to common stockholders	$(1,134)

Net loss to common stockholders per basic and diluted share	$(0.21)

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

	2003	2002
Net loss to common stockholders:
As reported	$(2,178)	$(919)

Pro forma	$(2,908)	$(1,642)

Net loss to common stockholders per share:
As reported	$(0.40)	$(0.17)

Pro forma	$(0.54)	$(0.31)

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE-MONTHS ENDED MARCH 31, 2003 AND 2002

        For the three months ended March 31, 2003 (the "Current Quarter"), revenues increased $1,896,000 (17%) to $13,129,000 from $11,233,000 for the three months ended March 31, 2002 (the "Prior Quarter").    This revenue growth is attributable to new customer contracts added in 2002.

        Costs of revenues increased $2,883,000 (50%) to $8,680,000 during the Current Quarter compared with $5,797,000 for the Prior Quarter. Costs of revenues in the Prior Quarter reflect a settlement of certain claims with a software licensor whereby we received credits totaling $2,000,000 to be used toward certain future purchases (the "Credits"). The entire value of the Credits was recorded in the Prior Quarter, and we also reversed accrued expenses of $796,000 for software support and maintenance fees in the Prior Quarter in connection with the settlement of the dispute.

        Selling and promotion costs increased $33,000 (4%) to $806,000 in the Current Quarter from $773,000 in the Prior Quarter.

        General and administrative expenses decreased $226,000 (14%) to $1,364,000 for the Current Quarter from $1,590,000 for the Prior Quarter, due to savings of $67,000 in facilities costs, $43,000 in professional fees, and $41,000 in provision for doubtful accounts.

        Depreciation and amortization for fixed assets and other intangibles increased $54,000 (4%), from $1,362,000 in the Prior Quarter to $1,416,000 in the Current Quarter as a result of fixed asset additions since March 31, 2002.

        We recorded net interest expense of $573,000 in the Current Quarter, compared with $381,000 in the Prior Quarter. The net change of $192,000 reflects an increase of $128,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of

$64,000, due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent, the decrease in interest income results from lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was approximately $1,785,000 for the three months ended March 31, 2003. During the Current Quarter, we had $270,000 of net income, $1,416,000 of depreciation and amortization, and $139,000 of debenture discount amortization. Among other operating items, the decrease in accounts receivable was offset by a decrease in current deferred revenue, and the increase in accrued expenses was offset by a decrease in accounts payable and an increase in non-current assets.

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

EBITDA

        EBITDA represents net income before interest, taxes, depreciation and amortization. The Company presents EBITDA because it considers such information an important supplemental measure of the Company's performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to the Company, many of which present EBITDA when reporting their results. The Company also uses EBITDA for the following purposes. EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. The Company's credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with the Company. EBITDA is also widely used by the Company and other buyers to evaluate and price potential acquisition candidates.

        For the three months ended March 31, 2003, our EBITDA was $2,279,000 compared with $3,073,000 in the Prior Quarter. EBITDA for the Prior Quarter includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the Prior Quarter, Management believes that the significant improvement in EBITDA reflects the contribution of AmQUEST to our operations along with organic revenue growth and the additional cost savings noted above.

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

        The following table reconciles EBITDA to net income for the Current and Prior Quarter.

Reconciliation—in Thousands

	Three Months Ended March 31,
	2003	2002
NET INCOME	$270	$1,330
Add back:
Tax expense	20	—
Net interest expense	573	381
Depreciation and amortization	1,416	1,362

EBITDA	$2,279	$3,073

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

Revenue Recognition

        The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with customers typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer; (2) as the services are rendered; (3) when the price is fixed as per the service contract; and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company is not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company generally invests in fixed income securities—typically commercial paper, certificates of deposit and money market accounts issued only by major corporations and financial institutions of recognized strength and security—and holds all investments to maturity.

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

ITEM 4—CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

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

  32
  Certification required by Rule 13a-14(b) to be filed.

(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOCROSSING, INC.
February 6, 2004	/s/ ZACH LONSTEIN Zach Lonstein Chairman & Chief Executive Officer

February 6, 2004	/s/ WILLIAM J. McHALE William J. McHale Senior Vice President of Finance

CERTIFICATIONS

I, Zach Lonstein, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of Infocrossing, Inc.;

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

CERTIFICATIONS (CONTINUED)

I, William J. McHale, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of Infocrossing, Inc.;

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

QuickLinks

  PART I— FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K