Form 10-Q/A
period 2003-06-30
INFOCROSSING INC
filed 2004-02-06
CIK 893816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

Commission file number: 0-20824

INFOCROSSING, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3252333 (IRS Employer Identification No.)
2 Christie Heights Street Leonia, NJ (Address of principal executive offices)	07605 (Zip Code)

Registrant's telephone number, including area code: (201) 840-4700

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No.

        There were 5,386,016 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 12, 2003.

        This amendment is filed to correct the presentation of deferred revenue on the balance sheet, to expand the presentation of Managements' Discussion and Analysis, to correct the presentation of EBITDA, and to make certain other technical changes.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share
and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,083	$7,026
Trade accounts receivable, net of allowances for doubtful accounts of $518 and $1,051	2,819	4,369
Due from related parties	221	216
Prepaid license fees	567	827
Other current assets	1,976	1,308

	13,666	13,746

PROPERTY and EQUIPMENT, net	19,760	19,437

OTHER ASSETS:
Deferred software, net	1,501	1,742
Goodwill, net	28,361	28,451
Other intangible assets, net	951	1,142
Security deposits and other non-current assets	1,083	977

	31,896	32,312

TOTAL ASSETS	$65,322	$65,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,738	$4,093
Current portion of long-term debt and capitalized lease obligations	2,155	1,741
Current portion of accrued loss on leased facilities	204	208
Accrued expenses	2,743	4,093
Income taxes payable	125	96
Current deferred revenue	1,286	1,381

	10,251	11,612

LONG-TERM LIABILITES:
Debentures due in 2005, net of unaccreted discount	10,288	9,372
Long-term debt and capitalized lease obligations	1,555	1,506
Accrued loss on leased facilities	829	925
Deferred revenue, net of current portion	85	224
Other long-term liabilities	911	872

	13,668	12,899

COMMITMENTS AND CONTINGENCIES
REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE
PARTICIPATING PREFERRED STOCK; $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference of $76,870 at June 30, 2003)	58,138	53,189

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of 5,981,006 at June 30, 2003 and 5,973,506 at December 31, 2002	60	60
Additional paid-in capital	61,179	61,135
Accumulated deficit	(75,123)	(70,549)

	(13,884)	(9,354)
Less 594,990 shares of common stock held in treasury, at cost	(2,851)	(2,851)

TOTAL STOCKHOLDERS' DEFICIT	(16,735)	(12,205)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$65,322	$65,495

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands,
except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES	$13,582	$13,242	$26,711	$24,474

COSTS and EXPENSES:
Costs of revenues, excluding depreciation shown below	9,031	9,526	17,711	15,324
Selling and promotion costs	840	854	1,646	1,627
General and administrative expenses	1,505	1,439	2,869	3,027
Depreciation and amortization	1,473	1,579	2,889	2,942

	12,849	13,398	25,115	22,920

INCOME (LOSS) FROM OPERATIONS	733	(156)	1,596	1,554

Interest income	(17)	(52)	(37)	(137)
Interest expense	637	622	1,230	1,087

	620	570	1,193	950

INCOME (LOSS) BEFORE INCOME TAXES	113	(726)	403	604
Income tax expense	8	—	28	—

NET INCOME (LOSS)	105	(726)	375	604
Accretion and dividends on redeemable preferred stock	(2,501)	(2,298)	(4,949)	(4,547)

NET LOSS TO COMMON STOCKHOLDERS	$(2,396)	$(3,024)	$(4,574)	$(3,943)

BASIC AND DILUTED EARNINGS PER SHARE:
Net loss to common stockholders	$(0.45)	$(0.57)	$(0.85)	$(0.74)

Weighted average number of common shares outstanding	5,383	5,342	5,381	5,342

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited, in thousands)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock at Cost	Total
Balances, December 31, 2002	5,974	$60	$61,135	$(70,549)	$(2,851)	$(12,205)
Exercises of stock options	7	—	44	—	—	44
Accretion and dividends on Redeemable preferred stock	—	—	—	(4,949)	—	(4,949)
Net income	—	—	—	375	—	375

Balances, June 30, 2003	5,981	$60	$61,179	$(75,123)	$(2,851)	$(16,735)

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$375	$604
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,889	2,942
Accretion of discounted Debentures	280	220
Decrease (increase) in:
Trade accounts receivable	1,550	(390)
Prepaid license fees and other current assets	(408)	(191)
Security deposits and other non-current assets	(111)	52
Increase (decrease) in:
Accounts payable	(355)	(789)
Income taxes payable	29	—
Accrued expenses	(274)	(1,667)
Payments on accrued loss on leased facilities	(74)	(1,694)
Deferred revenue and other liabilities	(195)	(598)

Net cash provided by (used in) operating activities	3,706	(1,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,202)	(2,141)
Purchase of the outstanding stock of AmQUEST, Inc. and payments of related costs	(350)	(20,414)
Increase in deferred software costs	(61)	(64)

Net cash used in investing activities	(1,613)	(22,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Debentures	—	10,000
Repayment of debt and capitalized leases	(1,049)	(3,718)
Exercises of stock options and warrants	44	7
Advances to related parties, net	(5)	(6)

Net cash (used in) provided by financing activities	(1,010)	6,283

Net cash provided by (used in) continuing operations	1,083	(17,847)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Payments on portion of accrued loss on leased facilities relating to discontinued operations	(26)	(26)

Net increase (decrease) in cash and equivalents	1,057	(17,873)
Cash and equivalents, beginning of period	7,026	24,344

Cash and equivalents, end of the period	$8,083	$6,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$220	$357

Income taxes	$103	$5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Fees and other costs accrued in connection with the purchase Of AmQUEST, Inc.	$—	$407

Equipment acquired subject to a capital lease	$1,512	$901

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Treasury shares received in payment of a stock option exercise	$—	$95

Additional Debentures issued in lieu of a cash payment of interest	$636	$—

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

Condensed Consolidated Pro Forma Statement of Operations
(In Thousands except Per Share Data)

Six Months Ended June 30, 2002
Revenues	$25,949

Net income	$478

Net loss to common stockholders	$(4,068)

Net loss to common stockholders per basic and diluted share	$(0.76)

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

        In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity—mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss to common stockholders:
As reported	$(2,396)	$(3,024)	$(4,574)	$(3,943)
Deduct: stock-based employee compensation, net of taxes	(704)	(730)	(1,434)	(1,453)

Pro forma	$(3,100)	$(3,754)	$(6,008)	$(5,396)

Net loss to common stockholders per share:
As reported	$(0.45)	$(0.57)	$(0.85)	$(0.74)

Pro forma	$(0.58)	$(0.70)	$(1.12)	$(1.01)

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

THREE MONTHS ENDED JUNE 30, 2003 and 2002

        For the three months ended June 30, 2003 (the "Current Quarter"), revenues increased $340,000 (3%) to $13,582,000 from $13,242,000 for the three months ended June 30, 2002 (the "Prior Quarter"). This growth is attributable to new customer contracts added during the past twelve months.

        Costs of revenues decreased $495,000 (5%) to $9,031,000 during the Current Quarter compared with $9,526,000 for the Prior Quarter, reflecting software and hardware expense reductions from our integration of AmQUEST.

        Selling and promotion costs decreased $14,000 (2%) to $840,000 in the Current Quarter from $854,000 for the Prior Quarter.

        General and administrative expenses increased $66,000 (5%) to $1,505,000 for the Current Quarter from $1,439,000 for the Prior Quarter. Included in the Current Quarter are $264,000 of non-recurring professional fees related to strategic corporate activities. Excluding these non-recurring charges, general and administrative expenses decreased $198,000 (14%), due to savings in labor costs.

        Depreciation and amortization of fixed assets and other intangibles decreased $106,000 (7%), from $1,579,000 for the Prior Quarter to $1,473,000 for the Current Quarter, as a result of lower expense for the amortization of customer lists.

        We recorded net interest expense of $620,000 for the Current Quarter compared with $570,000 for the Prior Quarter. The net change of $50,000 reflects an increase of $15,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of $35,000, due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent the decrease in interest income results from lower interest rates.

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

SIX MONTHS ENDED JUNE 30, 2003 and 2002

        For the six months ended June 30, 2003 (the "Current Period"), revenues increased $2,237,000 (9%) to $26,711,000 from $24,474,000 for the six months ended June 30, 2002 (the "Prior Period"). This revenue growth is attributable to new customer contracts added during the past twelve months.

        Costs of revenues increased $2,387,000 (16%) to $17,711,000 during the Current Period compared with $15,324,000 for the Prior Period. Costs of revenues for the Prior Period reflect a settlement of certain claims with a software licensor whereby we received benefits of $2,796,000 consisting of $2,000,000 in credits that were applied against the cost of future purchases and $796,000 in the reversal of accrued expenses relating to maintenance and support. Excluding these benefits, costs of revenues decreased by $409,000 (2%) during the Current Period compared with the Prior Period.

        Selling and promotion costs increased $19,000 (1%) to $1,646,000 in the Current Period from $1,627,000 in the Prior Period.

        General and administrative expenses decreased $158,000 (5%) to $2,869,000 for the Current Period from $3,027,000 for the Prior Period. Included in the Current Period are $264,000 of non-recurring professional fees related to strategic corporate activities. Excluding these non-recurring charges, general and administrative expenses decreased $422,000 (14%), due to savings in labor costs.

        Depreciation and amortization for fixed assets and other intangibles decreased $53,000 (2%), from $2,942,000 for the Prior Period to $2,889,000 for the Current Period, primarily as a result of lower expense from amortization of customer lists.

        We recorded net interest expense of $1,193,000 for the Current Period compared with $950,000 for the Prior Period. The net change of $243,000 reflects an increase of $143,000 in interest expense on a larger average outstanding debt balance than in the Prior Period and a decrease in interest income of $100,000, due to a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent the decrease in interest income results from lower interest rates.

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

        For the six months ended June 30, 2003, our EBITDA was $4,485,000 compared with $4,496,000 in the Prior Period. EBITDA for the Prior Period includes $2,796,000 related to the settlement of a dispute with a software licensor, as previously described. Excluding the settlement of the dispute in the

Prior Period, Management believes that the significant improvement in EBITDA reflects the contribution of AmQUEST to our operations along with organic revenue growth and the additional cost savings noted above.

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

        The following table reconciles EBITDA to net income for the Current and Prior Periods.

Reconciliation—in Thousands

	Six Months Ended June 30,
	2003	2002
NET INCOME	$375	$604
Add back:
Tax expense	28	—
Net interest expense	1,193	950
Depreciation and amortization	2,889	2,942

EBITDA	$4,485	$4,496

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

        In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity—mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company is not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of its investments. The Company generally invests in fixed income securities—typically commercial paper, certificates of deposit, and money market accounts issued only by major corporations and financial institutions of recognized strength and security—and holds all investments to maturity.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

QuickLinks

INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited, in thousands)
INFOCROSSING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
INFOCROSSING, INC. AND SUBSIDIAIRES NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)