Form 10-Q/A
period 2003-09-30
INFOCROSSING INC
filed 2004-02-06
CIK 893816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2003

Commission file number:    0-20824

INFOCROSSING, INC.
(Exact name of registrant as specified in its Charter)

Delaware	13-3252333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2 Christie Heights Street; Leonia, NJ	07605
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (201) 840-4700

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

        This amendment is filed to correct the presentation of deferred revenue on the balance sheet, to expand the presentation of Managements' Discussion and Analysis, to correct the presentation of EBITDA, to expand the presentation of certain pro forma information, and to make certain other technical changes.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share
and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,416	$7,026
Trade accounts receivable, net of allowances for doubtful accounts of $544 and $1,051	3,544	4,369
Due from related parties	223	216
Prepaid license fees	1,049	827
Other current assets	1,936	1,308

	14,168	13,746
PROPERTY and EQUIPMENT, net	19,100	19,437

OTHER ASSETS:
Deferred software, net	1,360	1,742
Goodwill, net	28,361	28,451
Other intangible assets, net	870	1,142
Security deposits and other non-current assets	990	977

	31,581	32,312

TOTAL ASSETS	$64,849	$65,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,011	$4,093
Current portion of long-term debt and capitalized lease obligations	2,358	1,741
Current portion of accrued loss on leased facilities	203	208
Accrued expenses	1,893	4,093
Income taxes payable	158	96
Current deferred revenue	1,220	1,381

	8,843	11,612

LONG-TERM LIABILITES:
Debentures due in 2005, net of unamortized discount	11,106	9,372
Long-term debt and capitalized lease obligations	1,260	1,506
Accrued loss on leased facilities	781	925
Deferred revenue, net of current portion	63	224
Other long-term liabilities	934	872

	14,144	12,899

COMMITMENTS AND CONTINGENCIES
REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK; $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding (liquidation preference of $78,407 at September 30, 2003)	60,695	53,189

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.01 par value; 2,700,000 shares authorized; none issued	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of 5,982,406 at September 30, 2003 and 5,973,506 at December 31, 2002	60	60
Additional paid-in capital	61,187	61,135
Accumulated deficit	(77,229)	(70,549)

	(15,982)	(9,354)
Less 594,990 shares of common stock held in treasury, at cost	(2,851)	(2,851)

TOTAL STOCKHOLDERS' DEFICIT	(18,833)	(12,205)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$64,849	$65,495

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands,
except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES	$14,114	$12,906	$40,825	$37,380

COSTS and EXPENSES:
Costs of revenues, excluding depreciation shown below	9,262	8,993	26,974	24,316
Selling and promotion costs	906	740	2,551	2,368
General and administrative expenses	1,274	1,383	4,143	4,410
Leased facilities and office closings	—	(290)	—	(290)
Depreciation and amortization	1,561	1,474	4,450	4,416

	13,003	12,300	38,118	35,220

INCOME FROM OPERATIONS	1,111	606	2,707	2,160

Interest income	(15)	(36)	(52)	(173)
Interest expense	641	605	1,871	1,692

	626	569	1,819	1,519

INCOME BEFORE INCOME TAXES	485	37	888	641
Income tax expense	34	67	62	67

NET INCOME (LOSS)	451	(30)	826	574
Accretion and dividends on redeemable preferred stock	(2,556)	(2,348)	(7,506)	(6,895)

NET LOSS TO COMMON STOCKHOLDERS	$(2,105)	$(2,378)	$(6,680)	$(6,321)

BASIC AND DILUTED LOSS PER SHARE:
Net loss to common stockholders	$(0.39)	$(0.44)	$(1.24)	$(1.18)

Weighted average number of common shares outstanding	5,386	5,354	5,383	5,346

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited, in thousands)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock at Cost	Total
Balances, December 31, 2002	5,974	$60	$61,135	$(70,549)	$(2,851)	$(12,205)
Exercises of stock options	8	—	52	—	—	52
Accretion and dividends on redeemable preferred stock	—	—	—	(7,506)	—	(7,506)
Net income	—	—	—	826	—	826

Balances, September 30, 2003	5,982	$60	$61,187	$(77,229)	$(2,851)	$(18,833)

See Notes to Consolidated Financial Statements (Unaudited).

INFOCROSSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$826	$574
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,450	4,416
Accretion of discounted Debentures	424	355
Leased facilities and office closings	—	(290)
Decrease (increase) in:
Trade accounts receivable	825	(1,210)
Prepaid license fees and other current assets	(850)	(290)
Security deposits and other non-current assets	(21)	69
Increase (decrease) in:
Accounts payable	(1,082)	307
Income taxes payable	62	67
Accrued expenses	(450)	(1,975)
Payments on accrued loss on leased facilities	(111)	(1,849)
Deferred revenue and other liabilities	(260)	(976)

Net cash provided by (used in) operating activities	3,813	(802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,253)	(3,238)
Purchase of the outstanding stock of AmQUEST, Inc. and payments of related costs	(350)	(20,746)
Increase in deferred software costs	(90)	(101)

Net cash used in investing activities	(1,693)	(24,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Debentures	—	10,000
Repayment of debt and capitalized leases	(1,737)	(4,437)
Exercises of stock options and warrants	52	199
Advances to related parties, net	(7)	(16)

Net cash (used in) provided by financing activities	(1,692)	5,746

Net cash provided by (used in) continuing operations	428	(19,141)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Payments on portion of accrued loss on leased facilities relating to discontinued operations	(38)	(39)

Net increase (decrease) in cash and equivalents	390	(19,180)
Cash and equivalents, beginning of period	7,026	24,344

Cash and equivalents, end of the period	$7,416	$5,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$334	$530

Income taxes	$132	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
Forfeiture of security deposit in partial settlement of lease	$—	$1,460

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Fees and other costs accrued in connection with the purchase Of AmQUEST, Inc.	$—	$407

Equipment acquired subject to a capital lease	$2,108	$1,245

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Treasury shares received in payment of a stock option exercise	$—	$95

Additional Debentures issued in lieu of a cash payment of interest	$1,310	$600

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss to common stockholders:
As reported	$(2,105)	$(2,378)	$(6,680)	$(6,321)
Deduct: stock-based employee compensation, net of taxes	(499)	(525)	(1,523)	(1,562)

Pro forma	$(2,604)	$(2,903)	$(8,203)	$(7,883)

Net loss to common stockholders per share:
As reported	$(0.39)	$(0.44)	$(1.24)	$(1.18)

Pro forma	$(0.48)	$(0.54)	$(1.52)	$(1.48)

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

Condensed Consolidated Pro Forma Statement of Operations
(In Thousands except Per Share Data)

Nine Months Ended September 30, 2002
Revenues	$38,855

Net income	$449

Net loss to common stockholders	$(6,446)

Net loss to common stockholders per basic and diluted share	$(1.21)

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

        Costs of revenues increased $269,000 (3%) to $9,262,000 during the Current Quarter compared with $8,993,000 for the Prior Quarter, due to increased headcount costs related to new customers.

        Selling and promotion costs increased $166,000 (22%) to $906,000 in the Current Quarter from $740,000 for the Prior Quarter, as a result of commissions paid for new customer contracts signed.

        General and administrative expenses decreased $109,000 (8%) to $1,274,000 for the Current Quarter from $1,383,000 for the Prior Quarter due to reduced consulting expenses.

        Depreciation and amortization of fixed assets and other intangibles increased $87,000 (6%), from $1,474,000 for the Prior Quarter to $1,561,000 for the Current Quarter, as a result of depreciation on additional computer equipment acquired to support the new customers.

        Net interest expense of $626,000 was recorded for the Current Quarter compared with $569,000 for the Prior Quarter. The net change of $57,000 reflects an increase of $36,000 in interest expense on a larger average outstanding debt balance than in the Prior Quarter and a decrease in interest income of $21,000, due to a lower average balance of interest-earning assets during the Current Quarter. Also, to a lesser extent the decrease in interest income results from lower interest rates.

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

        Costs of revenues increased $2,658,000 (11%) to $26,974,000 during the Current Period compared with $24,316,000 for the Prior Period. Costs of revenues for the Prior Period reflect a settlement of certain claims with a software licensor whereby we received benefits of $2,796,000 consisting of $2,000,000 in credits that were applied against the cost of future purchases and $796,000 in the reversal of accrued expenses relating to maintenance and support. Excluding these benefits, costs of revenues decreased by $138,000 (1%) during the Current Period compared with the Prior Period.

        Selling and promotion costs increased $184,000 (8%) to $2,551,000 in the Current Period from $2,367,000 in the Prior Period, as a result of commissions paid for new customer contracts signed.

        General and administrative expenses decreased $267,000 (6%) to $4,143,000 for the Current Period from $4,410,000 for the Prior Period, due to reduced consulting expenses.

        Depreciation and amortization for fixed assets and other intangibles increased $34,000 (1%), from $4,416,000 for the Prior Period to $4,450,000 for the Current Period, as a result of depreciation on additional computer equipment acquired to support our new customers.

        Net interest expense of $1,819,000 was recorded for the Current Period compared with $1,519,000 for the Prior Period. The net change of $300,000 reflects an increase of $179,000 in interest expense on a larger average outstanding debt balance than in the Prior Period and a decrease in interest income of $121,000, due to a lower average balance of interest-earning assets during the Current Period. Also, to a lesser extent the decrease in interest income results from lower interest rates.

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

	September 30, 2003 As Reported	Pro Forma Adjustments		September 30, 2003—Pro Forma
ASSETS
Cash	$7,416	$69,040	(a)	$9,229
"		(12,227)	(c)
"		(55,000)	(d)
Other current assets	6,752	(89)	(c)	6,663
Other assets	50,681	500	(a)(f)	51,181

TOTAL ASSETS	$64,849	$2,224		$67,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities	$8,843	$147	(a)	$8,673
"		(317)	(c)
Debentures due in 2005, net of unamortized discount	11,106	(11,106)	(c)	—
New long term notes	—	25,000	(d)	24,031
"		(969)	(b)
Other long term liabilities	3,038	—		3,038

TOTAL LIABILITIES	22,987	12,755		35,742

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK	60,695	(60,695)	(d)(e)	—

Common stock	60	97	(a)	157
Additional paid-in capital	61,187	69,297	(a)	110,713
"		969	(b)
"		(806)	(c)
"		(19,934)	(d)
Accumulated deficit	(77,229)	(89)	(c)	(76,688)
"		630	(e)

	(15,982)	50,164		34,182
Less shares of common stock held in treasury, at cost	(2,851)	—		(2,851)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,833)	50,164		31,331

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)	$64,849	$2,224		$67,073

a)
We raised $69,040,000 in a private placement after the payment of fees, of which $500,000 is treated as deferred financing costs (see Note f). There is approximately $147,000 in accrued fees yet to be paid. We issued 9,739,111 shares of common stock, par value $0.01, in the private placement, which increases common stock by $97,000 and additional paid in capital by $69,297,000.

b)
This pro forma statement of financial position assumes that 250,000 warrants will be issued in connection with the $25 million term loan, and that the original book value of the term loan will be reduced by the fair value of these warrants, estimated for the purposes of this pro forma to be $969,000. This estimate is calculated using the Black-Scholes method and assumes a five year life, a $7.86 exercise price, a risk-free interest rate of 3.13%, and volatility of 54.23%. The difference between the face value of the term loan and the original book value is assumed to be amortized over the term of the loan, using the interest method, by means of a charge to interest expense. These warrants will only be issued if certain conditions occur in the first year after the closing of the recapitalization, and the actual value if the warrants are issued will vary from that calculated for this pro forma presentation based on the actual number of warrants issued, the agreed-upon strike price, and the Company's volatility at the time. The maximum number of warrants that may be issued is 250,000, and we have used the assumption that all of the warrants would be issued in order to present the most conservative results. However, fewer warrants may be issued, or none may be issued. If the warrants are not issued, the term loan value will be recorded at $25 million, increasing long term and total liabilities, and decreasing paid in capital and stockholders' equity by $969,000.

c)
We repaid the Debentures, amounting to $12,227,000 at September 30, 2003 including $317,000 in accrued interest thereon, and expensed the remaining balance of $89,000 of certain costs originally incurred in connection with the issuance of the Debentures. We also cancelled 937,500 Initial Camden Warrants, originally granted in connection with the issuance of the Debentures, valued at $806,000. The value of the 2,000,000 warrants originally issued in connection with the Senior Subordinated Debt was determined to be $1,720,000, or $0.86 per warrant. This value was determined by utilizing the Black-Scholes model, adjusted for lack of marketability and the probability of when the Senior Subordinated Debt would be repaid. The Black-Scholes model assumed a volatility of 70%, risk-free rate of 4.37% and a dividend yield of zero. The value of $0.86 per warrant was used to determine the charge to paid in capital for the warrants cancelled. The original Debenture agreements provided that: for each full month between the date the Debentures are prepaid in full and February 1, 2005, the Company was permitted to cancel 62,500 of the 2,000,000 warrants originally granted, up to a maximum of 1,500,000.

d)
In the recapitalization, we exchanged $55 million of cash and the $25 million term loans noted above for all of the currently outstanding Series A Stock and all of the warrants to purchase 2,806,539 common shares for $0.009006 per share originally issued in connection with the Series A Stock. These warrants were valued at $19,934,000 as described in footnote e).

e)
The Series A Stock was recorded in May 2000 at a discount to its face value of $60 million, and the difference has been recorded through a charge to accretion expense in determining Net Loss to Common Stockholders. The original $60 million investment was allocated between the Series A Stock and the warrants using relative fair values, and the original book value of the Series A Stock was $30.25 million. Accretion has been calculated using the interest method over the period from the date of the sale of the Series A Stock to June 2, 2007, the earliest date at which the Series A Stock would have become redeemable. In addition, 8% quarterly dividends, and 8% interest thereon, have been accrued through September 30, 2003. The fair value of the Series A Stock and dividends payable thereon at September 30, 2003 has been estimated at approximately $60,066,000, and the $630,000 difference between the current accreted book value and the computed fair value has been recorded as an adjustment to accretion expense in the income statement. This accretion adjustment will be recorded in our fourth quarter. We determined the fair values of the Series A Stock and the warrants in the following manner. We calculated the Company's fair value (our "Enterprise Value") using a discounted future cash flow model (ignoring the effects of the private placement and the recapitalization) at approximately $128 million. Using the Black-Scholes method and assuming a seven year life, a risk-free interest rate of 3.13%, and volatility of 54.23%, we calculated the fair value of the warrants to be approximately $21 million. The market value of our common stock outstanding was approximately $42 million. The residual Enterprise Value of

  $65 million was attributed to the Series A Stock. The fair values of the warrants and the Series A Stock were then proportionally allocated to the $80 million consideration described in footnote d), resulting in final fair values for the warrants and the Series A Stock of $19.9 million and $60.1 million, respectively.

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

GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income for the Current and Prior Periods.

Reconciliation—in Thousands

	Nine Months Ended September 30,
	2003	2002
NET INCOME	$826	$574
Add back:
Tax expense	62	67
Net interest expense	1,819	1,519
Depreciation and amortization	4,450	4,416

EBITDA	$7,157	$6,576

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

        In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity-mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on our operating results or financial position.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are not exposed to material gains or losses related to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of our investments. We generally invest in fixed income securities—typically commercial paper, certificates of deposit, and money market accounts issued only by major corporations and financial institutions of recognized strength and security—and hold all investments to maturity.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

3.1	A	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the period ended October 31, 1999.
3.1	B
Certificate of Amendment to the Company's Certificate of Incorporation, filed May 8, 2000, to increase the authorized shares and to remove Article 11, incorporated by reference to the Company's report on Form 10-Q for the period ended April 30, 2000.
3.1	C
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

10.2
Guaranty and Security Agreement, dated as of October 21, 2003, by and among the Company, the Company's subsidiaries, and Infocrossing Agent, Inc., incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed October 22, 2003
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
SIGNATURES