Form 10-K
period 2003-12-31
INFOCROSSING INC
filed 2004-03-30
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended: DECEMBER 31, 2003

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                          DELAWARE                  13-3252333
               ------------------------------   ------------------
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

On June 30, 2003, the last day of the registrant's most recently completed second quarter, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $27,568,000.

On March 24, 2004, there were 15,266,874 shares of the registrant's Common Stock, $0.01 par value, outstanding.

Part III, Items 10-14 of this document are incorporated by reference from a Definitive Proxy Statement to be filed by the Company on or before April 29, 2004.

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

     o    REDUCE COSTS
          We believe our clients realize significant savings by using our services over their current internal costs. We leverage our 24x7 redundant infrastructure, personnel, processes, and tools across multiple clients to gain economies of scale that we believe translate into reduced costs for our customers.

     o    IMPROVE SERVICE DELIVERY
          We believe that our customers enjoy improvement in service delivery because of our focus on operations and economies of scale.

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

CLIENT SERVICE AND SUPPORT

We believe that close attention to client service and support has been, and will continue to be, critical to our business plan and vital to our success in the IT outsourcing industry. We utilize client service as a key competitive differentiator and as the foundation of our revenue retention strategy. We provide a high degree of client service and support, including customized training and rapid response to client needs, which we believe generally exceeds industry standards. As a provider of services, virtually our entire organization is dedicated to client support and service. We believe that because of our attention to client service, many of our client relationships have been long-term, extending well beyond the initial contract term. Of our 257 employees, 232 devote substantially all of their time to direct client service and support. In addition, because of our compact size we can provide direct access to our senior executives.

MARKETING AND SALES

We currently target our marketing efforts to a broad range of large and medium-size enterprises. Although we have developed industry specific services in several industries including financial services, publishing, manufacturing, consumer products, and health care, we believe our reputation for technical expertise and quality service extends across all industries.

For the year ended December 31, 2003, one client, ADT Security Services, Inc., accounted for in excess of 10% of our consolidated revenues. For the years ended December 31, 2002 and 2001, clients accounting for in excess of 10% of our consolidated revenues were ADT Security Services, Inc. and Alicomp, a division of Alicare, Inc. ("Alicomp"). We also have had a joint marketing agreement with Alicomp throughout the foregoing periods.

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

We maintain an extensive infrastructure that serves as the underlying foundation across our IT solutions. These capabilities are augmented by strategic partnerships and key investments to provide clients with a full suite of IT outsourcing solutions. Where possible, we endeavor to develop offerings that can be easily replicated across multiple clients and give rise to a high degree of recurring revenue. Development of new services is focused on applying our expertise in infrastructure and systems management to evolving hardware and software environments. Recent examples of new services include AS/400 and iSeries Management and Business Continuity Services described above. The costs to develop these services were expensed as incurred. Development is performed by our Company's employees and in limited instances by outside consultants. Capitalized expenditures for enhancement to existing products are for the Business Process Outsourcing Services described above. Capitalized expenditures for enhancements to existing products approximated $138,000, $135,000, and $285,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

EMPLOYEES

As of December 31, 2003, we had 252 full-time and 5 part-time employees. None of our employees is represented by a labor organization and we are not aware of any activities seeking such organization. We consider our relationship with our employees to be satisfactory.

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

We lease space in buildings owned by the former owner of AmQUEST (the "Buckhead Facility"). At the date of the AmQUEST Acquisition, we occupied approximately 33,400 square feet. Our lease agreement permits us to return space to the lessor without penalty for a pro-rata reduction in rent. We have moved most of the operations of AmQUEST to our facility in the Atlanta metropolitan area, however we continue to provide open systems and AS400 systems management services to certain clients (including the former owner of AmQUEST) from the Buckhead facility. We occupy approximately 11,100 square feet in the Buckhead Facility as of December 31, 2003. This lease agreement expires on January 31, 2006, unless we reduce our use of the space to zero at an earlier date.

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

                                                                  BID
                                                           HIGH           LOW

FOR THE YEAR ENDED DECEMBER 31, 2002:
1st Quarter ended March 31, 2002                          $7.000        $5.050
2nd Quarter ended June 30, 2002                            6.890         4.555
3rd Quarter ended September 30, 2002                      10.050         5.607
4th Quarter ended December 31, 2002                        8.100         5.990

FOR THE YEAR ENDED DECEMBER 31, 2003:
1st Quarter ended March 31, 2003                           7.150         5.890
2nd Quarter ended June 30, 2003                            7.300         6.220
3rd Quarter ended September 30, 2003                       8.500         7.040
4th Quarter ended December 31, 2003                       12.130         7.280

The closing price of our common stock on NASDAQ-NMS on March 24, 2004 was $12.48 per share. We have approximately 115 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

We have not paid dividends to holders of our common stock since inception. Certain provisions of a Term Loan Agreement to which we are a party do not permit us to pay cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information regarding securities authorized for issuance under equity compensation plans approved September 1992 and June 2002.

                                         NUMBER OF SECURITIES TO          WEIGHTED AVERAGE            NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE          EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                          OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS             FUTURE ISSUANCE
                                         -------------------------    --------------------------    --------------------------
Two qualified Stock Option Plans -              1,530,754                      $8.735                        737,833
previously approved by stockholders

For a complete discussion of these plans, please see Note 11 of the Notes to Financial Statements accompanying this report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUTSTANDING WARRANTS

At December 31, 2003, wehave reserved 4,566,189 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 30,000 shares exercisable at $19.25 per share expiring June 5, 2004; and (iv) 3,408,689 shares (see below) exercisable at $7.86 per share expiring October 20, 2008.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On October 21, 2003, we sold 9,739,111 shares of our common stock and warrants to purchase 3,408,689 shares of our common stock to investors in a private offering at an aggregate offering price of $76,549,403. The warrants have an exercise price of $7.86 per share and expire in October 2008. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Roth Capital Partners acted as placement agent for this offering. Total fees and expenses of the offering were approximately $6,607,000.

The following is a listing of the investors that purchased shares and warrants in the offering.

                NAME OF INVESTOR                                     INVESTMENT

Atlas Capital (Q.P.), L.P.                                           $1,293,750
Atlas Capital Master Fund, L.P.                                       4,456,250
Baron Small Cap Fund, a series of Baron Asset Fund                    4,998,400
Benchmark Partners, L.P.                                                781,000
Bonanza Master Fund Ltd.                                              2,000,000
Brookbend & Co., Nominee for Janus Investment Fund
     on behalf of its series Janus Venture Fund                      11,715,000
BTG Investments, LLC                                                  2,000,000
Cahill, Warnock Strategic Partners Fund, L.P.                         2,368,752
Corsair Capital Partners, L.P.                                        1,500.000
Crestwood Capital International, Ltd.                                   482,658
Crestwood Capital Partners II, LP                                       215,556
Crestwood Capital Partners, LP                                        1,644,786
Federated Kaufmann Fund, a Portfolio of Federated Equity Funds        8,000,000
Federated Kaufmann Small-Cap Fund,
     a Portfolio of Federated Equity Funds                            2,000,000
Gruber & McBaine International                                          400,000
J Patterson McBaine                                                     150,000
Jon D. Gruber & Linda W. Gruber                                         150,000
Lagunitas Partners LP                                                 1,300,000
Neal Goldman IRA Rollover                                               499,996
Neptune Partners, L.P.                                                  300,000
Pequot Navigator Onshore Fund, L.P.                                     750,000
Pequot Scout Fund, L.P.                                                 750,000
Pleiades Investment Partners - R, L.P.                                  648,230
Potomac Capital International Ltd.                                      184,863
Potomac Capital Partners, LP                                            866,910
Precept Capital Master Fund, G.P.                                     1,400,000
Sherleigh Associates Inc. Profit Sharing Plan                         3,128,000
Southwell Partners, L.P.                                              4,999,998
Strategic Associates, L.P.                                              131,254
The Pinnacle Fund, L.P.                                               7,810,000
TRUSTMAN c/o STI Classic Small Cap Growth Fund                        3,124,000
Walker Smith Capital Master Fund                                      1,530,000
Walker Smith International Fund, Ltd.                                 1,470,000
Westpark Capital, L.P.                                                1,500,000
WS Opportunity Fund International, Ltd.                                 639,000
WS Opportunity Master Fund                                            1,361,000

On February 12, 2004, a Registration Statement on Form S-3, filed by us on behalf of the private placement investors as selling shareholders, was declared effective. We will not receive any proceeds from any sales of stock under this registration statement.

On March 26, 2004, we announced that a definitive agreement had been reached to sell 2,917,000 shares of our common stock in a private offering at an aggregate offering price of $30.6 million. Approval from the Nasdaq Stock Market, Inc. has been received, and the transaction is expected to close during the week of March 29, 2004. This transaction is expected to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                       CONSOLIDATED OPERATING DATA
--------------------------------------------------------------------------------------------------------------------------------
                                                                            FISCAL YEARS ENDED          TWO MONTH PERIODS ENDED
                                     YEARS ENDED DECEMBER 31,                    OCTOBER 31,                   DECEMBER 31,
                         -------------------------------------------    ---------------------------     ------------------------
                             2003           2002 (a)        2001 (b)        2000            1999           2000          1999
                         -----------     -----------     -----------    -----------     -----------     ----------    ----------
                                                                                                                      (UNAUDITED)
Revenues                 $   55,228      $   50,774      $   26,987     $   24,471      $   34,265      $   3,521     $   4,874
                          =========       =========       =========      =========       =========       ========      ========
Net income (loss)
    from continuing
    operations                1,356           1,137         (36,524)       (14,983)          1,661         (4,440)         (343)
                          =========       =========       =========      =========       =========       ========      ========
Accretion and dividends
     on redeemable
     preferred stock (c)     (6,877)         (9,293)         (8,524)        (3,836)          -             (1,350)         -
                          =========       =========       =========      =========       =========       ========      ========
Net income (loss)
    to common
    stockholders         $   (5,521)     $   (8,156)     $  (45,048)    $  (18,819)     $    1,661      $  (5,790)         (343)
                          =========       =========       =========      =========       =========       ========      ========
Net income (loss)
    to common
    stockholders
    per diluted
    common share         $    (0.76)     $    (1.52)     $    (7.77)    $    (3.58)     $     0.34      $   (0.98)        (0.07)
                          =========       =========       =========      =========       =========       ========      ========

================================================================================================================================
                                                    CONSOLIDATED BALANCE SHEET DATA
--------------------------------------------------------------------------------------------------------------------------------
                                       AS OF DECEMBER 31,                     AS OF OCTOBER 31,             AS OF DECEMBER 31,
                         -------------------------------------------    ---------------------------     ------------------------
                             2003           2002 (a)        2001 (b)        2000            1999           2000          1999
                         -----------     -----------     -----------    -----------     -----------     ----------    ----------
                                                                                                                      (UNAUDITED)
Total assets              $  66,662      $   65,495      $   58,774      $  78,844      $   27,554      $  78,449      $ 30,597
                          =========       =========       =========      =========       =========       ========      ========
Long-term obligations
     and (from May 2000
    through October 2003),
    redeemable preferred
    stock (c)             $  25,731      $   64,066      $   47,593      $  34,146      $    -          $  38,214      $  2,014
                          =========       =========       =========      =========       =========       ========      ========

No cash dividends have been declared (See Item 5, above).

(a) On February 5, 2002, we acquired AmQUEST, Inc., which contributed approximately $17,148,000 of revenue in 2002 subsequent to the acquisition, and approximately $18,747,000 in 2003. We paid $19,896,000 for the acquisition and related costs during 2002, and recorded $25,692,000 in assets, including $20,624,000 in goodwill. In connection with this acquisition, we incurred $10,000,000 of new debt, recorded as discounted Debentures and Warrants. The book value of the Debentures at December 31, 2002 was approximately $9,372,000. On October 21, 2003, we repaid the debentures, including accrued interest thereon, from a portion of the proceeds from the private offering described in (c).

(b) Included in the net loss to common stockholders in 2001 was $9,823,000 in amortization of a restricted stock award and a $5,650,000 loss on leased facilities and office closings.

(c) In May 2000, we raised $60 million through a private placement of redeemable preferred stock and warrants to purchase 2.7 million shares of common stock. The redeemable preferred stock was initially recorded net of a discount representing that portion of the proceeds assigned to the warrants. The difference between the face value and the book value of the redeemable preferred stock being accreted over a seven-year period through a charge to retained earnings. In addition, dividends accrued on the redeemable preferred stock at an 8% annual rate, compounded quarterly. On October 21, 2003, we exchanged all outstanding redeemable preferred stock (including the rights to all unpaid dividends) and warrants issued in the May 2000 private placement for $55 million in cash and notes for $25 million. We obtained the cash for this transaction from a private offering of 9.7 million shares of common stock and warrants to purchase 3.4 million shares of common stock that also closed on October 21, 2003. The redemption of the redeemable preferred stock ended the accretion and accrual of dividends as of the redemption date. Had the redemption not taken place, accretion and the accrual of dividends would have been approximately $10.1 million in 2003.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Infocrossing believes it is a leading provider of information technology and business process outsourcing services to enterprise clients. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. We have gained significant expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, including Global 2000 companies, and help assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Due to rapid changes and increasing complexities in information technology, we believe outsourcing is an efficient solution for many businesses and continues to be a growing trend. We have grown through strategic acquisitions as well as organic growth.

On February 5, 2002, we completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $19.6 million in cash after certain post-closing adjustments (the "AmQUEST Acquisition"). This acquisition combined two highly complementary businesses and enabled us to benefit from increased scale, enhanced services, and expanded geographic reach. This combination strengthened our position as one of the leading providers of IT outsourcing solutions for large and mid-size companies across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that goodwill be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We applied SFAS 142 beginning in the first quarter of 2002 and accordingly have not recorded goodwill amortization since. We tested goodwill for impairment using processes described in SFAS 142, and had no impairment to record in 2003 or 2002.

On October 21, 2003 we closed a private placement and issued 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock for $7.86 per share in exchange for $76,549,405. The proceeds of the private placement were used to fund repayment of all outstanding Debentures and the redemption of all outstanding shares of our redeemable Series A Preferred Stock and series A warrants to purchase approximately 2.7 million common shares in exchange for $25.0 million in aggregate principal amount of new senior secured term loans and $55.0 million in cash. The new senior secured loans bear interest at 9% per year, payable quarterly, and mature in October 2008. The remainder of the amount raised was used for the payment of fees and expenses of the offering and recapitalization transactions and for working capital purposes.

On February 13, 2004, a new lender purchased all the senior secured loans from the original holders without significantly altering the terms and conditions of the loans. The original loan agreement provided for the issuance, if required by a new lender, of warrant to purchase up to 250,000 shares of our common stock. The new lender did not require us to issue such warrant.

On March 4, 2004, we announced a definitive agreement to acquire all of the outstanding stock of ITO Acquisition Corp, a data center outsourcing company doing business as Systems Management Specialists ("SMS"), for $36.5 million in cash and Infocrossing stock. SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to nearly forty clients primarily in the western United States. SMS is expected to add approximately $33 million to our gross revenue during the first twelve months following the close of the transaction. Synergistic benefits are expected to be realized throughout 2004 and the acquisition is expected to be accretive on an earnings per share basis in 2004. We have received a waiver from the holder of the senior secured loans granting us permission to make such an acquisition, as required by the loan agreement.

The transaction is expected to close within sixty days of the announcement, and is contingent upon our securing financing and other customary closing conditions. We proposed debt and equity financings of approximately $35 million in connection with the pending acquisition.

On March 26, 2004, we announced that a definitive agreement had been reached to sell 2,917,000 shares of our common stock in a private offering at an aggregate offering price of $30.6 million. Approval from the Nasdaq Stock Market, Inc. has been received, and the transaction is expected to close during the week of March 29, 2004. We intend to use the net proceeds of this private placement to fund a portion of the cash component of the pending acquisition of SMS. We also intend to fund the balance of the cash component and related fees and expenses with the proceeds from a proposed debt financing, with any remaining funds to be used for working capital and other general corporate purposes.

The exact timing and terms of the remainder of the financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.


YEAR ENDED DECEMBER 31, 2003 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

For the year ended December 31, 2003 (the "Current Year"), revenues increased $4,454,000 (8.8%) to $55,228,000 from $50,774,000 for the year ended December
31, 2002 (the "Prior Year"). Revenues from AmQUEST, which had only 11 months of operations in the Prior Year, contributed $1,599,000 of this increase. Revenues grew by 8.5%, excluding growth contributed by AmQUEST. This organic revenue growth was net of a decline in the revenue from our largest client, ADT Security Services, Inc. Revenues from this significant customer were $14,977,000 in the Prior Year compared with $12,804,000 in the Current Year, representing 29.5% and 23.2% of total revenues in the respective periods. The decrease in revenue from this customer reflects the impact of special processing provided in the Prior Year, but not in the Current, Year. Other organic revenue growth totaled 27.0%

Costs of revenues increased $3,374,000 (10.1%) to $36,706,000 (66.5% of revenues) during the Current Year compared with $33,332,000 (65.6% of revenues) for the Prior Year. Costs of revenues in the Prior Year reflect the benefit from the settlement with a software licensor described below. Without the benefit of that settlement, costs of revenues in the Prior Year would have been $36,128,000 (71.2% of revenues). The improvement in margin is related to the successful integration of the AmQUEST operations.

In January 2002, we settled a dispute of claims with a software licensor. Pursuant to the settlement, we received credits totaling $2,000,000 to be used toward future purchases (the "Credits"). The entire value of the Credits were recorded in the Prior Year, and as of December 31, 2002, all the Credits had been applied against certain software license fees. Additionally, we reversed accrued expenses of $796,000 for software support and maintenance fees in the Prior Year in connection with the settlement of the dispute.

Selling and promotion costs increased due to higher compensation costs by $192,000 (6.9%) to $2,978,000 for the Current Year from $2,786,000 for the Prior Year, but decreased as a percentage of revenues to 5.4% from 5.5% in the Prior Year.

General and administrative expenses decreased $527,000 (8.6%) to $5,587,000 for the Current Year from $6,114,000 for the Prior Year. Contributing to the improvement was a reduction of $269,000 in provision for bonuses and $195,000 in salary cost reductions, as well as a reduction of $51,000 in provision for doubtful accounts.

Depreciation and amortization for fixed assets and other intangibles rose $123,000 (2.1%), to $6,061,000 for the Current Year from $5,938,000 for the
Prior Year.

We recorded net interest expense of $2,498,000 in the Current Year, compared with $1,965,000 in the Prior Year. The net increase of $533,000 reflects (i) a decrease in interest income of $68,000 from a lower average balance of interest-earning assets during the Current Year and, to a lesser extent, lower interest rates, and (ii) an increase of $465,000 in interest expense on a larger average outstanding debt balance than in the Prior Year. In February 2002, we issued $10,000,000 of Senior Subordinated Debentures (the "Debentures") in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. We took advantage of a provision of the Debentures and paid the interest payments due July 2002, February 2003 and July 2003 by issuing a total of $1,190,000 in Additional Debentures, which bore the same effective interest rate. In October 2003 we repaid the Debentures and Additional Debentures from the proceeds of a private offering of common stock. Also in October 2003, in connection with the redemption of all outstanding Redeemable Preferred Stock, we issued $25,000,000 of five-year 9% term loans. Amortization of debt issuance costs and amortization of the Debenture discount also contributed to the increased interest expense in the Current Year.

In the Current Year, we recorded income tax expense of $42,000 representing estimated state income taxes. In the Prior Year, a net income tax benefit of $208,000 was recorded, representing the carryback of $250,000 of Federal income tax credits net of estimated state income tax expense of $42,000 . Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. We have net operating loss carry-forwards of approximately $37.3 million for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be restricted in amount in future years pursuant to Section 382 of the Internal Revenue Code. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We have net income of $1,356,000 for the Current Year versus $1,137,000 for the Prior Year. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $5,521,000 for the Current Year compared with a net loss of $8,156,000 in the Prior Year. The net loss to common stockholders included an decrease in non-cash charges for accretion and accrued dividends on preferred stock of $2,416,000 to $6,877,000 in the Current Year from $9,293,000 in the Prior Year. The loss per common share was $0.76 for the Current Year compared with a loss per common share of $1.52 in the Prior Year, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.

YEAR ENDED DECEMBER 31, 2002 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2002 ("2002"), revenues increased $23,787,000 (88%) to $50,774,000 from $26,987,000 for the year ended December 31, 2001
("2001"). Revenues from AmQUEST contributed $17,148,000 of this increase. Revenues grew by 25%, excluding growth contributed by AmQUEST. This organic revenue growth is primarily attributable to a significant new IT managed services contract with ADT Security Services, Inc., signed in 2001, with an initial term of four years. Unless the customer provides notice of non-renewal, the contract will renew annually for three annual years. Revenues from this significant customer were $4,672,000 in 2001 compared with $14,977,000 in 2002, representing 17% and 29% of total revenues in the respective periods. The increase in revenue from this customer reflects a higher level of service provided in 2002.

Costs of revenues increased $1,012,000 (3%) to $33,332,000 during 2002 compared with $32,320,000 for 2001. With the additional costs of revenues of AmQUEST excluded, costs of revenues declined by $9,839,000 (31%). The reduced level of costs of revenues reflects the actions we took in 2001 to minimize costs through staff reductions. During 2001, management planned and executed without significant modification four reductions in its workforce, whereby it reduced total operating staff by 45 persons amounting to approximately $4 million in annualized salaries and benefits. Severance of approximately $151,000 was paid to employees and expensed in the month each of the planned reductions in the workforce was planned and executed. All severance was paid by December 31, 2001. In addition, in 2001 we suspended operations at our metropolitan Atlanta data center and the further development of the Northern Virginia data center. Costs of revenues as a percentage of revenues decreased to 66% in 2002 from 120% in 2001. Costs of revenues in 2002 reflect the benefit from the settlement with a software licensor described below.

In April 2002, we renegotiated the lease of our metropolitan Atlanta data center. The renegotiated lease, which is payable through December 2015, reduces the leased space by more than 20,000 square feet and increases the base rent by $2.00 per square foot, to an annual base rent of $525,000. The base rent is subject to future escalations of approximately 2.5% per lease year. In addition, we are responsible for a pro rata share of the building's operating expenses and real estate taxes. The total estimated savings under the renegotiated lease approximate $5 million over the remaining term of the lease. Included in costs of revenues in 2002 and 2001 are expenses for this facility of $556,000 and $1,095,000, respectively. During 2002, we relocated most of the operations of AmQUEST to the metropolitan Atlanta data center.

Also in May 2002, we reached an agreement with the landlord of the Northern Virginia data center. The agreement releases us from the future payments under the lease, which amounted to approximately $30 million through November 2015. The agreement also required a cash payment of approximately $1,515,000 and the forfeiture of a $1,460,000 deposit. As of December 31, 2001, we recorded a provision of $5,650,000 for this expected result, including the write-off of approximately $2,742,000 of construction-in-progress costs. During 2002, approximately $290,000 of the provision relating to estimated settlement costs was reversed. Included in costs of revenues in 2002 and 2001 are costs for this facility of $378,000 and $2,254,000, respectively.

In January 2002, we settled a dispute of claims with a software licensor. Pursuant to the settlement, we received credits totaling $2,000,000 to be used toward future purchases (the "Credits"). The entire value of the Credits was recorded in 2002, and as of December 31, 2002, all the Credits have been applied against software license fees. Additionally, we reversed accrued expenses of $796,000 for software support and maintenance fees in 2002 in connection with the settlement of the dispute.

Selling and promotion costs decreased $287,000 (9%) to $2,786,000 for 2002 from $3,073,000 for 2001, solely due to staff reductions in 2001 as part of the reductions in workforce noted above. Selling and promotion costs as a percentage of revenues decreased to 5% from 11% in 2001, due to decreased costs and increased revenues.

General and administrative expenses decreased $2,615,000 (30%) to $6,114,000 for 2002 from $8,729,000 for 2001. With the effect of AmQUEST excluded, general and administrative expenses declined $3,244,000 (37%). Several factors contributed to the improvement: a reduction of $700,000 in bad debt provision from that required in 2001; $395,000 less in professional fees; $318,000 less in recruiting expenses; and staff reductions amounting to approximately $300,000 in salaries and benefits as part of the reductions in force noted above.

Amortization related to a restricted stock award to a former executive was $9,823,000 in 2001. The former executive resigned in November 2001, and the remaining unamortized balance of the award was charged to expense at that time.

In accordance with Statement of Financial Accounting Standards No. 142, effective January 1, 2002 goodwill is no longer subject to amortization. In 2001, goodwill amortization was $644,000.

Other depreciation and amortization of fixed assets and other intangibles rose $2,477,000 (72%), to $5,938,000 for 2002 from $3,461,000 for 2001. Without the effect of AmQUEST, other depreciation and amortization increased $1,325,000 (38%) as a result of fixed asset purchases since December 31, 2001.

We recorded net interest expense of $1,965,000 in 2002, compared with net interest income of $886,000 in 2001. The net change of $2,851,000 reflects a decrease in interest income of $1,205,000 from a lower average balance of interest-earning assets during 2002. Also, to a lesser extent, the decrease in interest income results from lower interest rates. The net change also includes an increase of $1,646,000 in interest expense on a larger average outstanding debt balance than in 2001. In February 2002, we issued $10,000,000 of Senior Subordinated Debentures in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. Amortization of debt issuance costs and amortization of the debt discount also contributed to the increased interest expense in 2002.

In 2002, we recorded an income tax benefit representing the carryback of $250,000 of Federal income tax credits net of income tax expense of $42,000, representing estimated state income taxes. Tax expense of $697,000 was recorded in 2001, representing the reconciliation between the estimated benefits reported in the period ended December 31, 2000 and the amount recognized in our income tax return. The cumulative tax benefit we recorded prior to December 31, 2001 was limited to the refund of taxes paid in prior years that were received as a result of carrying back a portion of its pre-tax loss.

Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. We have net operating loss carry-forwards at December 31, 2002 of approximately $36 million for Federal income tax purposes that begin to expire in 2019. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $1,137,000 for 2002 versus a net loss of $36,524,000 for 2001. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $8,156,000 for 2002 compared with a net loss of $45,048,000 in 2001. The net loss to common stockholders included an increase in non-cash charges for accretion and accrued dividends on preferred stock of $769,000 to $9,293,000 in 2002 from $8,524,000 in 2001. The loss per common share was $1.52 for 2002 compared with a loss per common share of $7.77 in 2001, on both a basic and diluted basis. Common stock equivalents were ignored in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $5,946,000 for the year ended December 31, 2003. During the Current Year, we had $1,356,000 of net income, $6,061,000 of depreciation and amortization, and $422,000 of debenture discount amortization. There was also a $40,000 non-cash charge for the issuance of a non-qualified option to a consultant. Uses of cash during 2003 included $1,325,000 of net payments of accounts payable and $148,000 in payments on previously accrued amounts for closed locations. Prepaid expenses and other current assets increased $590,000, including $492,000 in increases in prepaid hardware and software costs and $113,000 in miscellaneous receivables. Accrued expenses declined $510,000 resulting from payments of $746,000 in accrued compensation, net of a $236,000 increase in other accruals. We recognized $207,000 from deferred revenue, net of an increase in long-term deferred rent expense by $82,000. Net collections on accounts receivable provided $777,000 in operating cash.

On October 21, 2003, we sold 9,739,111 shares of our common stock and warrants to purchase 3,408,689 shares of common stock to investors in a private offering for net aggregate proceeds, after payment of fees and costs, of $69,942,000. The warrants have an exercise price of $7.86 per share and expire in October 2008. The proceeds were used for the repurchase of the Series A Preferred Stock, the repayment of debentures, and for working capital purposes.

On October 21, 2003, we purchased all the outstanding Series A Preferred Stock and all the outstanding Investor Warrants for a net price of $80,000,000, using $56,321,000, including fees and costs of the transaction, in cash from the proceeds of the private stock offering discussed below and issuing $25,000,000 of senior secured term loans. The fair value of the Series A Preferred Stock and dividends payable was estimated at approximately $60,066,000, and the $630,000 difference between the current accreted book value and the computed fair value was recorded as an adjustment to accretion expense in the income statement in our fourth quarter. We determined the fair values of the Series A Preferred Stock and the warrants in the following manner. We calculated the Company's fair value (our "Enterprise Value") using a discounted future cash flow model (ignoring the effects of the private placement and this recapitalization) at approximately $128 million. Using the Black-Scholes method and assuming a seven year life, a risk-free interest rate of 3.13%, and volatility of 54.23%, we calculated the fair value of the warrants to be approximately $21 million. The market value of our common stock outstanding immediately prior to the private offering was approximately $42 million. The residual Enterprise Value of $65 million was attributed to the Series A Preferred Stock. The fair values of the warrants and the Series A Preferred Stock were then proportionally allocated to the $80 million consideration resulting in final fair values for the warrants and the Series A Preferred Stock of $19.9 million and $60.1 million, respectively.

The senior secured term loans mature in October 2008 and bear an interest rate of 9% per annum payable, along with a minimum principal payment of 0.25% of the outstanding loan balance, on last day of March, June, September and December of each year, beginning on December 31, 2003. The term loans provide for a default interest rate of 3% on the unpaid principal of the term loans and overdue interest. The new term loans are guaranteed by all of our subsidiaries. The term loans and guarantees are secured by a first-priority interest on substantially all of our assets, including the capital stock of our subsidiaries, and the assets of our subsidiaries.

At the end of each year beginning with the year ending December 31, 2004, we are required to prepay the term loans with an amount equal to 75% of our Excess Cash Flow (as this and other capitalized terms in this section are defined in the term loan agreement) for such year. We are also required to prepay the new term loans with all net proceeds from:

o certain sales, transfers or other dispositions of property or assets if the aggregate amount of such sales, transfers or other dispositions is equal to or greater than $250,000 in any year;

o casualty or insured damage if the aggregate amount of such casualty or insured damage is equal to or greater than $250,000 in any year; and

o the receipt of unscheduled payments in connection with the termination of a customer contract in excess of $1,000,000 during any fiscal year; provided that we have the right to reinvest within 180 days of the receipt of any such proceeds: (a) all proceeds from casualty events and (b) up to $5,000,000 of proceeds from asset sales.

We are also required to prepay the new term loans with 50% of the net proceeds from a sale of capital stock or other equity securities. Upon a change of control event, we are required to prepay the new term loans at 101% of the then outstanding aggregate principal amount, plus unpaid interest.

The notes contain certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the notes limit our ability to pay dividends. We were in compliance with such loan covenants at December 31, 2003.

Other investing activities included the purchase of $1,419,000 in fixed assets, the payment of $350,000 of costs relating to the AmQUEST Acquisition, and the investment of $138,000 in enhancements to our internally-developed software.

On February 1, 2002, in connection with the AmQUEST Acquisition, we issued Senior Subordinated Debentures (the "Debentures") for $10,000,000. The Debentures had a maturity of three years from February 1, 2002 (the "Issuance Date"). Pursuant to the terms of the Debentures, we were required to make semi-annual interest payments of 12% per annum. We had the option to pay interest in the form of (a) cash; (b) additional Debentures; or (c) a combination of cash and additional Debentures. On July 31, 2002, January 31, 2003 and July 31, 2003, we made the interest payments then due by issuing additional Debentures totaling $600,000, $636,000 and $674,000, respectively. The additional Debentures were subject to the same terms as the original Debentures. On October 21, 2003, we repaid all the outstanding Debentures and interest accrued through that date in the amount of $12,227,000.

Financing activities also included the repayment of $2,428,000 of capital leases and other debts and the receipt of $106,000 from employee stock option exercises.

The following table summarizes information about our contractual obligations as of December 31, 2003 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

                                                             PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS              TOTAL             LESS THAN             1-3                4 - 5             AFTER
                                                           1 YEAR              YEARS               YEARS            5 YEARS
                                    ---------------     --------------     ---------------     --------------    ---------------
Long-Term Debt (1)               $          24,956   $            267   $             490   $         24,199  $          -
Operating Leases and
     Software Licenses                      30,801              4,930               7,384              6,886             11,601
Capital Lease Obligations                    3,393              2,335               1,058             -                  -
Other Long-Term
     Liabilities Reflected on
     the Company's Balance
     Sheet under GAAP (2)                      934                202                 377                355             -
                                    ---------------     --------------     ---------------     --------------    ---------------
Total Contractual Cash
     Obligations                 $         60,084    $          7,734   $           9,309   $         31,440  $          11,601
                                    ===============     ==============     ===============     ==============    ===============

(1) Does not give effect to the potential acceleration of payments based on future performance.

(2) Payments of Accrued Loss on Leased Facilities. Excludes Deferred Revenue, as it is a non-cash item, and Deferred Rent, as payments are included under Operating Leases.

As of December 31, 2003, we had cash and equivalents of $10,073,000. We expect that our operating activities will continue to generate cash. On March 26, 2004, we announced that a definitive agreement had been reached to sell 2,917,000 shares of our common stock in a private offering at an aggregate offering price of $30.6 million. Approval from the Nasdaq Stock Market, Inc. has been received, and the transaction is expected to close during the week of March 29, 2004. We intend to use the net proceeds of this private placement to fund a portion of the cash component of the pending acquisition of SMS. We also intend to fund the balance of the cash component and related fees and expenses with the proceeds from a proposed debt financing, with any remaining funds to be used for working capital and other general corporate purposes. The exact timing and terms of the remainder of the financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.

We believe that our cash, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for the next 12 months. Aside from the pending acquisition of SMS, we would need to obtain additional financing to fund any significant acquisitions or other substantial investments.

EBITDA

EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it considers such information an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to us, many of which present EBITDA when reporting their results. We also use EBITDA for the following purposes. EBITDA is one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. Our credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with us. EBITDA is also widely used by the Company and other buyers to evaluate and price potential acquisition candidates.

For the year ended December 31, 2003, our EBITDA was $9,957,000 compared to $8,832,000 in the Prior Year. Also, please note that EBITDA for the Prior Year includes credits of $2,796,000 related to the settlement of a dispute with a software licensor. Management believes the improvement in EBITDA reflects organic revenue growth combined with the contribution of AmQUEST to our operations for all of 2003.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and (c) Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of our performance. We compensate for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally.

The following table reconciles EBITDA to net income for the Current and Prior Year.

                     RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                          2003                    2002
                                   --------------------    --------------------
NET INCOME                          $           1,356       $           1,137
  Add back (deduct):
    Tax expense (benefit)                          42                    (208)
    Interest expense                            2,498                   1,965
    Depreciation and amortization               6,061                   5,938
                                       ----------------        ----------------
EBITDA                              $           9,957       $           8,832
                                       ================        ================

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, income
(loss) from operating activities or any other performance measures derived in accordance with GAAP.


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

Revenue Recognition

Our services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer (2) as the services are rendered (3) when the price is fixed as per the service contract and (4) when we believe that collectibility is reasonably assured based on the credit risk policies and procedures that we employ.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no affect on our operating results or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

We are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in the market values of our investments. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity. Our debt is at a fixed rate of interest, and the carrying amount of long-term debt approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in our internal controls over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 201(d) of Regulation S-K is included above in
Part II, Item 5 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The contents of Items 10 through 14 are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 29, 2004.

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

          3.1C Certificate of Amendment to the Company's Certificate of Incorporation, filed as of June 5, 2000, to change the name of the Company to Infocrossing, Inc., incorporated by reference to Exhibit 3.1C to Infocrossing's Form 10-Q for the period ended April 30, 2000.

          3.2      Amended and Restated By-Laws, incorporated by reference to
                   Exhibit 3.2 to Infocrossing's Form 10-KSB for the period ended October 31, 1999.

          4.1A Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix A to the Definitive Proxy for Infocrossing's Annual Meeting held on May 8, 2000, as subsequently amended as referenced in the Definitive Proxy for Infocrossing's Annual Meeting held June 22, 2001.

          4.1B 2002 Stock Option and Stock Appreciation Rights Plan, incorporated by reference to Appendix B to the Definitive Proxy for Infocrossing's
                   Annual Meeting held on June 25, 2002.

           4.2 Securities Purchase Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 5, 2002.

           4.3 Warrant Agreement dated as of February 1, 2002 by and between Infocrossing, Inc. as Issuer and the Purchasers named therein, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed February 5, 2002.

           4.4 Securities Purchase Agreement dated as of October 16, 2003 by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed October 22, 2003.

    EXHIBIT NO.    DESCRIPTION

           4.5 Registration Rights Agreement dated as of October 16, 2003 by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed October 22, 2003.

           4.6 Exchange Agreement dated as of October 16, 2003 by and among the Company and holders of the Series A Preferred Stock and Series A warrants, incorporated by reference to Exhibit 4.3 to a Current Report on Form 8-K filed October 22, 2003.

           4.7 Second Amended and Restated Registration Rights Agreement dated as of October 21, 2003 by and among the Company and certain stockholders of the Company, incorporated by reference to Exhibit 4.4 to a Current Report on Form 8-K filed October 22, 2003.

          10.1 Employment Agreement, dated as of November 1, 1999, between Infocrossing and Zach Lonstein, incorporated by reference to
                   Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.

          10.2 Employment Agreement, dated as of November 1, 1999, between Infocrossing and Robert Wallach, incorporated by reference to
                   Exhibit 10.5 to the Company's Form 10-Q for the period ended July 31, 2000.

          10.3 Term Loan Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the lenders named therein, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed October 22, 2003.

          10.4 Guarantee and Security Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the Company's subsidiaries, incorporated by reference to Exhibit
                   10.2 to a Current Report on Form 8-K filed October 22, 2003.

          21       List of Subsidiaries of Infocrossing

          23       Consent of Ernst & Young LLP

          31       Certifications required by Rule 13a-14(a) to be filed.

          32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

 (b) Reports on Form 8-K

Pursuant to Item 5 of Form 8-K, on October 17, 2003 we announced the pricing of a private placement of common stock and warrants to purchase common stock and also announced an agreement for the recapitalization of its series A preferred stock and series A warrants.

Pursuant to Item 5 of Form 8-K, on October 22, 2003 we reported the completion of the previously announced private placement of common stock and warrants to purchase common stock on October 21, 2003, and also reported the completion of the previously announced recapitalization of its series A preferred stock and series A warrants on October 21, 2003 and related matters.

On November 13, 2003, we reported our results for the third quarter ended September 30, 2003 pursuant to Item 12 of Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              INFOCROSSING, INC.

March 30, 2004             /s/ ZACH LONSTEIN
                           ----------------------------------------------
                           Zach Lonstein - Chief Executive Officer

March 30, 2004             /s/  WILLIAM J. McHALE
                           ----------------------------------------------
                           William J. McHale - Senior Vice President of Finance

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2004             /s/ ZACH LONSTEIN
                           ----------------------------------------------
                           Zach Lonstein - Chairman of the Board of Directors

March 30, 2004             /s/ PETER DaPUZZO
                           ----------------------------------------------
                           Peter DaPuzzo - Director

March 30, 2004             /s/ KATHLEEN A. PERONE
                           ----------------------------------------------
                           Kathleen A. Perone - Director

March 30, 2004             /s/ MICHAEL B. TARGOFF
                           ----------------------------------------------
                           Michael B. Targoff - Director

March 30, 2004             /s/ ROBERT B. WALLACH
                           ----------------------------------------------
                           Robert B. Wallach - Director

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                     Page No.
                                                                   -----------

Report of Independent Auditors                                         F-2

  Consolidated Balance Sheets -
     December 31, 2003 and 2002                                        F-3

  Consolidated Statements of Operations -
     Years ended December 31, 2003, 2002, and 2001                     F-4

  Consolidated Statements of Stockholders' Equity (Deficit) -
     Years ended December 31, 2003, 2002, and 2001                     F-5

  Consolidated Statements of Cash Flows -
     Years ended December 31, 2003, 2002, and 2001                     F-6

  Notes to Consolidated Financial Statements                           F-8

  Schedule II: Valuation and Qualifying Accounts                       S-1

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Infocrossing, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets".

                                                      /s/ ERNST & YOUNG, LLP
                                                      -------------------------
                                                      ERNST & YOUNG, LLP

New York, New York
February 13, 2004

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                                                                              DECEMBER 31,
                                                                                    ----------------------------------
                                      ASSETS                                             2003               2002
                                                                                    ---------------    ---------------
CURRENT ASSETS:
Cash and equivalents                                                                $      10,073      $       7,026
Trade accounts receivable, net of allowances for doubtful accounts of $570 and
$1,051, respectively                                                                        3,592              4,369
Due from related parties                                                                      226                216
Prepaid license fees                                                                          945                827
Other current assets                                                                        1,780              1,308
                                                                                       ------------       ------------
                                                                                           16,616             13,746
                                                                                       ------------       ------------
PROPERTY and EQUIPMENT, net                                                                18,249             19,437
                                                                                       ------------       ------------
OTHER ASSETS:
Deferred software, net                                                                      1,264              1,742
Goodwill, net                                                                              28,361             28,451
Other intangible assets, net                                                                  788              1,142
Security deposits and other non-current assets                                              1,384                977
                                                                                       ------------       ------------
                                                                                           31,797             32,312
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $      66,662      $      65,495
                                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                    $       2,768      $       4,093
Current portion of notes payable, long-term debt and capitalized lease obligations          2,559              1,741
Current portion of accrued loss on leased facilities                                          202                208
Accrued expenses                                                                            1,516              4,093
Income taxes payable                                                                       -                      96
Current deferred revenue                                                                    1,356              1,381
                                                                                       ------------       ------------
                                                                                            8,401             11,612
LONG-TERM LIABILITIES:
Notes payable, long-term debt and capitalized lease obligations, net of current
portion                                                                                    25,732             10,878
Accrued loss on leased facilities, net of current portion                                     732                925
Deferred revenue, net of current portion                                                       42                224
Other long-term liabilities                                                                   954                872
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                        35,861             24,511
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE 8% SERIES A CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK;
     $0.01 par value; 300,000 shares authorized; 157,115 shares issued and outstanding at December 31, 2002. None at December 31,
2003.                                                                                      -                  53,189
                                                                                       ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.01 par value; 3,000,000 shares authorized (2,700,000 in
2002); none issued                                                                         -                  -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
15,732,038
     and 5,973,506 at December 31, 2003 and 2002, respectively                                157                 60
Additional paid-in capital                                                                109,565             61,135
Accumulated deficit                                                                       (76,070)           (70,549)
                                                                                       ------------       ------------
                                                                                           33,652             (9,354)
Less 594,990 shares at December 31, 2003 and 2002,
     respectively, of common stock held in treasury, at cost                               (2,851)            (2,851)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       30,801            (12,205)
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $      66,662      $      65,495
                                                                                       ============       ============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                            YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------
                                            2003              2002              2001
                                        --------------    --------------    -------------
REVENUES                                $     55,228      $     50,774      $    26,987
                                           -----------       -----------       ----------
COSTS and EXPENSES:
     Costs of revenues, excluding
            depreciation shown below          36,706            33,332           32,320
     Selling and promotion costs               2,978             2,786            3,073
     General and administrative
            expenses                           5,587             6,114            8,729
     Leased facilities and office
            closings                          -                   (290)           5,650
     Amortization of restricted stock
            award                             -                 -                 9,823
     Amortization of goodwill                 -                 -                   644
     Other depreciation and
            amortization                       6,061             5,938            3,461
                                           -----------       -----------       ----------
                                              51,332            47,880           63,700
                                           -----------       -----------       ----------
INCOME (LOSS) FROM OPERATIONS                  3,896             2,894          (36,713)
                                           -----------       -----------       ----------
Interest income                                 (103)             (172)          (1,377)
Interest expense                               2,601             2,137              491
                                           -----------       -----------       ----------
                                               2,498             1,965             (886)
                                           -----------       -----------       ----------
INCOME (LOSS) BEFORE                           1,398               929          (35,827)
     INCOME TAXES
Income tax expense (benefit)                      42              (208)             697
                                           -----------       -----------       ----------
NET INCOME (LOSS)                              1,356             1,137          (36,524)
Accretion and dividends on
redeemable
     preferred stock                          (6,877)           (9,293)          (8,524)
                                           -----------       -----------       ----------
NET LOSS TO COMMON
     STOCKHOLDERS                       $     (5,521)     $     (8,156)     $   (45,048)
                                           ===========       ===========       ==========
BASIC AND DILUTED
     EARNINGS PER SHARE:
Net loss to common stockholders         $      (0.76)     $      (1.52)     $     (7.77)
                                           ===========       ===========       ==========
Weighted average number of
     common shares outstanding             7,279,786         5,352,757         5,801,312
                                           ===========       ===========       ==========

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                    ADDITIONAL      RETAINED       UNAMORTIZED      TREASURY
                             COMMON       PAR        PAID IN        EARNINGS        RESTRICTED      STOCK AT
                             SHARES      VALUE       CAPITAL        (DEFICIT)      STOCK AWARD        COST            TOTAL
                            --------    -------    -----------    ------------    ------------    ------------     ------------

Balances,
    December 31, 2000          5,888    $    59    $    58,937    $    (17,345)   $     (9,823)   $       (187)    $     31,641
Exercise of stock
    options by
    the surrender of
    20,021 shares                 25        -              117             -               -              (117)             -
Cancellation of shares
    previously issued in
    error                         (1)       -              -               -               -               -                -
Purchase 546,094 shares for
    treasury, at cost            -          -              -               -               -            (2,452)          (2,452)
Accretion and dividends
    on redeemable
    preferred stock              -          -              -            (8,524)            -               -             (8,524)
Amortization of
    restricted
    stock award                  -          -              -               -             9,823             -              9,823
Net loss                         -          -              -           (36,524)            -               -            (36,524)
                            --------    -------    -----------    ------------    ------------    ------------     ------------
Balances,
    December 31, 2001          5,912    $    59    $    59,054    $    (62,393)   $        -      $     (2,756)    $     (6,036)
Exercises of stock
    options                       54          1            289             -               -               -                290
Accretion and dividends
    on redeemable
    preferred stock              -          -              -            (9,293)            -               -             (9,293)
Conversion of preferred
    stock and exercise of
    warrants                       7        -               65             -               -               -                 65
Purchase 16,367 shares
    for treasury, at cost        -          -              -               -               -               (95)             (95)
Warrants issued                  -          -            1,720             -               -               -              1,720
Other                            -          -                7             -               -               -                  7
Net income                       -          -              -             1,137             -               -              1,137
                            --------    -------    -----------    ------------    ------------    ------------     ------------
Balances,
    December 31, 2002          5,973    $    60    $    61,135    $    (70,549)   $        -      $     (2,851)    $    (12,205)
Exercises of stock
    options                       20        -              106             -               -               -                106
Accretion and dividends
    on redeemable preferred
    stock                        -          -              -            (8,091)            -               -             (8,091)
Vesting of a
    non-qualified
    stock option                 -          -               40             -               -               -                 40
Private stock offering         9,739         97         69,845             -               -               -             69,942
Recapitalization of
    preferred
    stock and warrants           -          -          (20,755)          1,214             -               -            (19,541)
Cancellation of warrants
    on repayment of
    debentures                   -          -             (806)            -               -               -               (806)
Net income                       -          -              -             1,356             -               -              1,356
                            --------    -------    -----------    ------------    ------------    ------------     ------------
Balances,
    December 31, 2003         15,732    $   157    $   109,565    $    (76,070)   $        -      $     (2,851)    $     30,801
                            ========    =======    ===========    ============    ============    ============     ============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                   2003                  2002                  2001
                                            -------------------    -----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $          1,356      $         1,137      $          (36,524)
Adjustments to reconcile net income (loss)
   to cash provided by (used in) operating
   activities:
     Depreciation and amortization                      6,061                5,938                   4,105
     Accretion of discounted Debentures                   422                  491                  -
     Amortization of restricted stock award            -                    -                        9,823
     Non-employee option issued for services               40               -                       -
     Accrued loss (reduction of accrued
          loss) on leased facilities                   -                      (290)                  5,650
   Decrease (increase) in:
     Trade accounts receivable                            777                 (322)                    945
     Prepaid license fees and other current
          assets                                         (590)                (122)                  3,910
     Security deposits and other non-
          current assets                                   84                1,539                      31
   Increase (decrease) in:
     Accounts payable                                  (1,325)               2,179                     545
     Income taxes payable                                 (96)                  96                  -
     Accrued expenses                                    (510)              (5,956)                  2,634
     Payments on accrued loss on leased
          facilities                                     (148)              (3,257)                   (464)
     Deferred revenue and other liabilities              (125)                (178)                  2,003
                                                ---------------       --------------        ----------------
Net cash provided by (used in)
     operating activities                               5,946                1,255                  (7,342)
                                                ---------------       --------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                (1,419)              (3,955)                 (9,009)
     Redemptions of investments
          in marketable debt securities                -                    -                        3,413
     Purchase of the outstanding stock of
          AmQUEST, Inc.                                  (350)             (19,896)                 -
     Purchases of treasury stock                       -                    -                         (517)
     Increase in deferred software costs                 (138)                (135)                   (285)
                                                ---------------       --------------        ----------------
Net cash used in investing activities                  (1,907)             (23,986)                 (6,398)
                                                ---------------       --------------        ----------------

                             Continued on next page.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                                      YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                   2003                  2002                  2001
                                            -------------------    -----------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from a private equity
          placement                            $         69,942      $         -           $          -
    Proceeds from issuance of Debentures                 -                     10,000                  -
    Proceeds from debt financing and a line
          of credit                                      -                     -                       3,062
    Redemption of preferred stock and
          warrants                                      (56,321)               -                      -
    Repayment of debentures and interest
          accrued                                       (12,227)               -                      -
    Repayments of debt and capitalized leases            (2,431)               (4,726)                (1,217)
    Advances to related parties, net                        (10)                  (11)                  (474)
    Exercises of stock options and warrants                 106                   202                 -
                                                  ---------------        --------------        ---------------
Net cash (used in) provided by financing
    activities                                             (941)                5,465                  1,371
                                                  ---------------        --------------        ---------------
Net cash  provided by (used in)
     continuing operations                                3,098               (17,266)               (12,369)
CASH FLOWS FROM
    DISCONTINUED OPERATION:
    Payments on portion of accrued loss on
        leased facilities relating to
        discontinued operation                              (51)                  (52)                   (51)
                                                  ---------------        --------------        ---------------
Net increase (decrease)
    in cash and equivalents                               3,047               (17,318)               (12,420)
Cash and equivalents, beginning of year                   7,026                24,344                 36,764
                                                  ---------------        --------------        ---------------
Cash and equivalents, end of year              $         10,073      $          7,026      $          24,344
                                                  ===============        ==============        ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                               $            981      $            422      $             491
                                                  ===============        ==============        ===============
        Income taxes                           $            132      $             22      $              42
                                                  ===============        ==============        ===============
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
    Fees and other costs accrued in
connection
        with the purchase of AmQUEST, Inc.     $         -           $            350      $          -
                                                  ===============        ==============        ===============
    Term loans issued for a portion of the
         redemption of the preferred stock
         and warrants                          $         25,000      $          -          $          -
                                                  ===============        ==============        ===============
    Equipment acquired subject
         to a capital lease                    $          2,475      $          1,278      $              58
                                                  ===============        ==============        ===============
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
    Treasury shares received in payment of
        an amount due from a related party               -           $         -           $           1,935
                                                  ===============        ==============        ===============
    Treasury shares received in
        payment of a stock option exercise               -           $             95      $             117
                                                  ===============        ==============        ===============
    Preferred shares converted to common                 -           $             65      $          -
                                                  ===============        ==============        ===============
    Additional Debentures issued in lieu
       of a cash payment of interest                      1,310      $            600      $          -
                                                  ===============        ==============        ===============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provides information technology outsourcing services to companies, institutions, and government agencies.

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

Property and Equipment - Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives.

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

Intangible Assets - The excess of cost over net assets of acquired businesses ("goodwill") was amortized during the year ended December 31, 2001 using the straight-line method over the estimated lives. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill has not been amortized since January 1, 2002.

Other intangible assets, primarily acquired customer lists, are amortized using the straight-line method over the estimated lives of between five and ten years. The carrying value of indefinite lived intangibles is evaluated annually for impairment in accordance with SFAS 142. No impairment losses were recorded in 2003 or 2002.

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients range from one to five years. Revenue is recognized (1) after the Company has obtained an executed service contract from the customer (2) as the services are rendered
(3) when the price is fixed as per the service contract and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.

Deferred Revenue - The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recorded as revenue as the services are rendered.

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

Fair Value of Financial Instruments - At December 31, 2003 and 2002, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

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

Major Customers - For the years ended December 31, 2003, 2002 and 2001, one client accounted for 23%, 29%, and 17%, respectively, of the Company's revenues. Also, for the years ended December 31, 2002 and 2001, another client accounted for 11% and 17%, respectively, of the Company's revenues.

Stock-based Compensation - The Company accounts for stock options granted to employees and directors under the its stock option plans in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards granted to employees and directors.

Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's loss in thousands of dollars and diluted loss per common share for the years ended December 31, 2003, 2002, and 2001, respectively, would have been as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                         2003                2002                 2001
                                                   -----------------    ----------------    -----------------
Net loss to common stockholders:
    As reported                                    $        (5,521)     $       (8,156)     $       (45,048)
    Stock compensation expense                               2,894               2,915                2,837
                                                      --------------       -------------       --------------
    Pro forma                                      $        (8,415)     $      (11,071)     $       (47,885)
                                                      ==============       =============       ==============

Net loss to common stockholders per share:
    As reported                                    $         (0.76)     $        (1.52)     $         (7.77)
    Stock compensation expense                               (0.40)              (0.55)               (0.48)
                                                      --------------       -------------       --------------
    Pro forma                                      $         (1.16)     $        (2.07)     $         (8.25)
                                                      ==============       =============       ==============

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the years ended December 31, 2003, 2002 and 2001 was $1,465,000, $689,000, and $889,000, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: a risk-free interest rate of 2.625%; expected lives of three years; and expected volatility of 41.13%. The assumptions used in 2002 and 2001 included risk-free interest rates of 3.69% and 4.72%, respectively, expected lives ranging from six months to five years, and expected volatilities of 54.7% and 65.5%, respectively.

Recently Issued Accounting Pronouncements - In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement had no effect on the Company's operating results or financial position.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement improves the accounting for three types of financial instruments that were previously accounted for as equity - mandatory redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no affect on the Company's operating results or financial position.


2. ACQUISITION

On February 5, 2002, the Company purchased all of the outstanding capital stock of AmQUEST, a Georgia corporation, from its former parent company American Software, Inc. ("ASI"). As consideration for the purchase of AmQUEST's shares, the Company paid ASI approximately $19,634,000 in cash, after finalizing certain post closing adjustments. In addition, the Company incurred approximately $612,000 in professional fees and other costs related to the acquisition of which $350,000 was paid in 2003.

The Company financed the AmQUEST Acquisition through the application of the proceeds of the financing described in Note 9 and cash held by the Company.

The Company acquired client contracts valued at $1,200,000. This intangible asset is being amortized over five years using an accelerated method to approximate the anticipated decline in the revenues of the acquired contracts as they expire over that time. The acquisition also generated $20,624,000 in goodwill. This goodwill is not currently deductible for tax purposes.

The fair value of the assets and liabilities acquired is as follows (in thousands):

ASSETS:
  Accounts receivable                                $      1,637
  Other current assets                                        204
  Equipment and other fixed assets                          1,936
  Customer list                                             1,200
  Goodwill                                                 20,624
                                                         ----------
     Total assets                                          25,601
                                                         ----------

LIABILITIES:
  Accrued expenses                                         (3,963)
  Current capital leases                                     (802)
  Other current liabilities                                   (56)
  Capital leases                                             (366)
  Other long term liabilities                                (168)
                                                         ----------
    Total liabilities                                      (5,355)
                                                         ----------
PURCHASE PRICE                                       $     20,246
                                                         ==========

The following unaudited condensed consolidated pro forma information is presented to illustrate the effects of the acquisition of AmQUEST as if such transaction had occurred on the first day of each of the periods presented (January 1, 2002 and 2001). The pro forma statements of operations may not be indicative of the results that actually would have occurred had the combination been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future.

                             PRO FORMA INFORMATION
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                            YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                                 2002                2001
                                            ----------------    ----------------
Revenues                                    $       52,249      $       45,228
                                               =============       =============
Net income (loss)                           $        1,012      $      (38,387)
                                               =============       =============
Net loss to common stockholders             $       (8,280)     $      (46,911)
                                               =============       =============
Net loss to common stockholders per
    basic and diluted share                 $        (1.55)     $        (8.09)
                                               =============       =============

3. SETTLEMENT

On January 10, 2002, the Company and a software licensor (the "Licensor") entered into an Agreement (the "Agreement") in settlement of claims the Company had sought against the Licensor under a software license and support agreement. Pursuant to the Agreement, the Company received credits totaling $2,000,000 to be used towards future purchases (the "Credits"). Additionally, support fees of $1,136,000 under the software and support agreement, including $522,000 of past due amounts, were waived by the Licensor.

The Company recognized all of the Credits in its statement of operations in 2002. Additionally, accrued expenses related to the unpaid support fees totaling $796,000 were reversed in connection with the Agreement. As of December 31, 2002, all of the Credits were used.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                DECEMBER 31,                     DEPRECIABLE
                                                                                                                LIVES (YEARS)
                                                                  ------------------------------------------    --------------
                                                                         2003                   2002
                                                                  --------------------    ------------------    --------------
Computer equipment                                                $           11,220      $         10,917            5
Computer equipment held under capital leases (Note 9)                         10,118                 7,485            *
Furniture and office equipment                                                 1,271                 1,261            7
Leasehold improvements                                                         8,074                 8,023            *
Purchased software                                                             6,736                 5,839            5
Vehicles                                                                         132                   132            3
                                                                      ----------------        --------------
                                                                              37,551                33,657
Less accumulated depreciation and amortization, including
    $5,011 and $2,893 attributable to assets under capital leases
    at December 31, 2003 and 2002, respectively                              (19,302)              (14,220)
                                                                      ----------------        --------------
                                                                  $           18,249      $         19,437
                                                                      ================        ==============

         * Shorter of the useful life or the length of the lease.

In connection with the AmQUEST Acquisition, the Company added $2,073,000 of fixed assets, including $1,305,000 of assets under capitalized leases.

Depreciation and amortization charged to operations was $5,082,000, $4,906,000 and $2,563,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


5. DEFERRED SOFTWARE COSTS

Deferred software costs consist of the following (in thousands):
                                                       DECEMBER 31,
                                            -----------------------------------
                                                  2003               2002
                                            ---------------    ----------------
Cost of internally-developed software
    and enhancements, including software
    under development                       $       6,094      $        5,956
Accumulated amortization                           (4,830)             (4,214)
                                                -----------        ------------
                                            $       1,264      $        1,742
                                                ===========        ============

Amortization of deferred software costs charged to operations was $616,000, $590,000 and $754,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of $28,361,000, including $20,624,000 incurred in connection with the AmQUEST Acquisition. During the first quarter of 2003, the Company finalized its initial purchase price allocation for the AmQUEST Acquisition resulting in a decrease of $90,000 in both accrued liabilities and goodwill.

As noted above, SFAS 142 prohibits the amortization of goodwill, and also requires that the Company report, on a pro forma basis the amount of net income or loss, for the period presented prior to January 1, 2002, as if SFAS 142 were implemented at January 1, 2001 and goodwill had not been amortized.

                           CONSOLIDATED PRO FORMA STATEMENT OF NET LOSS
                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                         FOR THE YEAR ENDED
                                                                          DECEMBER 31, 2001
                                                                  ----------------------------------
                                                                   AS REPORTED         PRO FORMA
                                                                  ---------------    ---------------
Net loss                                                           $    (36,524)     $     (35,880)
                                                                  ===============    ===============
Net loss to common stockholders                                    $    (45,048)     $     (44,404)
                                                                  ===============    ===============
Net loss to common stockholders per basic and diluted share        $      (7.77)     $       (7.65)
                                                                  ===============    ===============

Amortization of goodwill charged to operations for the year ended December 31, 2001 was $644,000.

Other intangible assets consist of the following (in thousands):
                                                       DECEMBER 31,
                                           -------------------------------------
                                                2003                 2002
                                           ----------------    -----------------
Acquired customer lists                    $        2,380      $         2,380
Accumulated amortization                           (1,592)              (1,238)
                                               ------------        -------------
                                           $          788      $         1,142
                                               ============        =============


Amortization charged to operations was $354,000, $432,000 and $134,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense related to customer lists is estimated to be $277,000, $214,000, $171,000, and $126,000 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.


7.  ACCRUED EXPENSES

Accrued Expenses consists of the following (in thousands):
                                                            DECEMBER 31,
                                                --------------------------------
                                                    2003              2002
                                                --------------    --------------
Salaries and Bonuses                            $          24     $        770
Interest                                                   67              588
Other                                                   1,425            2,735
                                                    ----------        ----------
                                                $       1,516     $      4,093
                                                    ==========        ==========

8.  RELATED PARTY TRANSACTIONS

Due from related parties consists of the following (in thousands):
                                                           DECEMBER 31,
                                                    ---------------------------
                                                       2003           2002
                                                    -----------    ------------
Due from the Chairman, bearing interest
   at the Prime Rate (4% at December 31, 2003)
   plus 1% per annum, repayable,
   including accrued interest, on demand            $       89     $       85
Due from other officers, bearing interest at
   the Prime Rate, repayable, including
   accrued interest, on demand                             137            131
                                                        -------        --------
Total due from related parties                      $      226     $      216
                                                        =======        ========

In accordance with the Sarbanes-Oxley Act of 2002, no further advances are being made to the Company's officers.

In June 2000, the Company hired a Chief Executive Officer (the "Executive"). The employment agreement with the Executive provided, among other things, for an award of 800,000 restricted shares of common stock. The Executive also purchased 68,446 shares of common stock from the Company at $14.61 per share. The value of the 800,000 restricted shares ($11,500,000 on the grant date of June 15, 2000) was being amortized ratably over the four-year vesting schedule. Effective as of November 14, 2001, the Executive resigned his positions as CEO and Director, and entered into a settlement agreement with the Company to terminate the employment contract. The Company accelerated the vesting of the stock award and purchased 535,594 of the 868,446 common shares held by the Executive for consideration of $2,385,000, consisting of $450,000 in cash plus the repayment of the balance due on a loan from the Company of $1,935,000. These shares are held in the Company's treasury. Accelerating the vesting of the stock award resulted in a noncash charge of approximately $7,427,000 for the remaining unamortized balance of the original grant. Total amortization of the restricted stock award including the charge was $9,823,000 for the year ended December 31, 2001.


9.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt consists of the following (in thousands):
                                                      DECEMBER 31,
                                           ------------------------------------
                                                2003                2002
                                           ---------------     ----------------
Notes payable                              $      24,937       $       -
Debentures                                        -                    10,600
Unamortized discount                              -                    (1,228)
Other loans                                           19                   39
                                               -----------        -------------
                                                  24,956                9,411
Less current portion                                (267)                 (21)
                                               -----------        -------------
                                           $      24,689       $        9,390
                                               ===========        =============

NOTES PAYABLE

On October 21, 2003, in connection with the redemption of the Company's Redeemable Preferred Stock (see Note 11), the Company issued $25,000,000 of senior secured term loans maturing in October, 2008. The new term loans bear an interest rate of 9% per annum, payable, along with a minimum principal payment of 0.25% of the outstanding loan balance, on last day of March, June, September and December of each year, beginning on December 31, 2003. The term loans provide for a default interest rate of 3% on the unpaid principal of the term loans and overdue interest. The new term loans are guaranteed by all of the Company's subsidiaries. The term loans and guarantees are secured by a first-priority interest on substantially all of the Company's assets, including the capital stock and assets of the subsidiaries.

At the end of each year beginning with the year ending December 31, 2004, the Company is required to prepay the term loans with an amount equal to 75% of its Excess Cash Flow, as defined, for such year. The Company is also required to prepay the new term loans with all net proceeds from:

          o certain sales, transfers or other dispositions of property or assets if the aggregate amount of such sales, transfers or other dispositions is equal to or greater than $250,000 in any year;

          o casualty or insured damage if the aggregate amount of such casualty or insured damage is equal to or greater than $250,000 in any year; and

          o the receipt of unscheduled payments in connection with the termination of a customer contract in excess of $1,000,000 during any fiscal year; provided that the Company has the right to reinvest within 180 days of the receipt of any such proceeds: (a) all proceeds from casualty events and (b) up to $5,000,000 of proceeds from asset sales.

The Company is also required to prepay the new term loans with 50% of the net proceeds from a sale of capital stock or other equity securities. Upon a change of control event, the Company is required to prepay the new term loans at 101% of the then outstanding aggregate principal amount, plus unpaid interest.


The notes contain certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the notes limit the Company's ability to pay dividends. The Company was in compliance with such loan covenants at December 31, 2003.

DEBENTURES

On February 1, 2002, the Company issued Senior Subordinated Debentures (the "Debentures") and warrants to purchase, initially, 2,000,000 shares of the common stock of the Company (the "Initial Camden Warrants") (subject to adjustments as discussed below) to certain investors (the "Investors") in exchange for $10,000,000. The proceeds of the sale of the Debentures and warrants were used to fund a portion of the cost of the AmQUEST Acquisition.

The Company had the option to pay interest in the form of (a) cash, (b) additional Debentures, or (c) a combination of cash and additional Debentures. The Company chose to make the interest payments due July 31, 2002, January 31, 2003, and July 31, 2003 using an aggregate of $1,910,160 of additional Debentures.

The initial carrying values of the Debentures ($8,280,000) and Initial Camden Warrants ($1,720,000) were determined by apportioning an amount equal to the proceeds from the private sale multiplied by the relative value of each item as of the Issuance Date. The difference between the carrying value and the face value of the Debentures was recorded as additional interest expense through October 21, 2003 (the date the Debentures were repaid) using the interest method.

The Initial Camden Warrants were issued pursuant to a Warrant Agreement dated as of February 1, 2002 by and between the Company and the Investors (the "Warrant Agreement") and are subject to certain customary anti-dilution adjustments. The exercise price of the Initial Camden Warrants is $5.86 per share and they expire on January 31, 2007.

Initial Camden Warrants could be cancelled, in part, upon the prepayment of the Debentures as more fully described in Note 11 below. On October 21, 2003, the Company repaid the all the Debentures and interest accrued through that date in the amount of $12,227,000, and also cancelled 937,500 of the Initial Camden Warrants (See Note 11).

OTHER LOANS

During 2001, the Company borrowed an aggregate of $62,252 from two lending institutions to finance the purchase of three vehicles. Two of these loans were entered into during a zero interest promotion. The aggregate monthly payment for these loans is $1,762.

CAPITAL LEASE OBLIGATIONS

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. During the years ended December 31, 2003, 2002, and 2001, the Company entered into capital leases aggregating approximately $2,475,000, $1,278,000, and $57,500, respectively.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments (amounts in thousands):

Years ending December 31:
                          2004                             $          2,335
                          2005                                          885
                          2006                                          173
                                                               --------------
Total minimum lease payments                                          3,393
Less amount representing interest                                       (58)
                                                               --------------
Present value of net minimum lease payments                           3,335
Less current portion of obligations under capital leases              2,292
                                                               --------------
Long-term portion                                          $          1,043
                                                               ==============


10.  INCOME TAXES

The provision (benefit) for income taxes consists of (in thousands):

                                           YEARS ENDED DECEMBER 31,
                                ------------------------------------------------
                                    2003             2002             2001
                                -------------    -------------    --------------
Current tax (benefit):
    Federal                     $    -           $      (250)     $        697
    State and local                      42               42            -
Deferred provision (benefit)         -                 -                -
                                    ---------        ---------        ----------
                                $        42      $      (208)     $        697
                                    =========        =========        ==========

Income tax expense represents the difference between the estimated tax expense or benefit as provided and as realized in the Company's income tax returns. A reconciliation of income taxes computed at the Federal statutory rate to amounts provided is as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       2003              2002             2001
                                                   -------------     -------------    --------------
Tax provision computed at the statutory rate       $        468      $       316      $    (12,539)
Increase (decrease) in taxes resulting from:
State and local income taxes,
    net of federal income taxes                              28               28            -
Non-deductible expenses                                      17               14             3,438
Benefit of tax credits                                     (471)            (315)           -
Losses for which no benefit has been provided            -                -                  9,101
Other, net                                               -                  (251)              697
                                                       ----------        ---------        ----------
                                                   $         42      $      (208)     $        697
                                                       ==========        =========        ==========

Temporary differences that give rise to net deferred tax assets (liabilities) are as follows (in thousands):

                                                                        DECEMBER 31,
                                                           ---------------------------------------
                                                                 2003                 2002
                                                           -----------------    ------------------
Deferred tax assets:
    Accrued loss on leased facilities and office closings  $        -           $            470
    Accrued liabilities                                                292                   759
    Allowance for doubtful accounts                                    149                   375
    Deferred rent                                                      404                   359
    Net operating loss                                              15,835                14,957
    Other                                                              132                   108
                                                               -------------        --------------
                                                                    16,812                17,028
                                                               -------------        --------------
Deferred tax liabilities:
    Depreciation and amortization                                    (1080)                 (506)
    Deferred software costs                                           (525)                 (723)
                                                               -------------        --------------
                                                                    (1,605)               (1,229)
                                                               -------------        --------------
Net tax assets                                                      15,207                15,799
Valuation allowance                                                (15,207)              (15,799)
                                                               -------------        --------------
Net deferred taxes                                         $        -           $         -
                                                               =============        ==============

The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $37.3 million for federal income tax purposes, that begin to expire in 2019. The use of these net operating loss carryforwards may be restricted under Section 382 of the Internal Revenue Code.

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

PRIVATE STOCK OFFERING

On October 21, 2003, the Company sold 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock for a net aggregate amount of approximately $69,942,000. The warrants have an exercise price of $7.86 per share and expire in October 2008. The private stock offering was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the private stock offering were principally used to fund the redemption of preferred stock and warrants discussed below, the repayment of Debentures discussed in Note 9 and to pay related fees and expenses. The remainder of the proceeds has been used for working capital purposes. On February 12, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private stock offering investors as selling shareholders, was declared effective. The Company will not receive any proceeds from any sales of stock under this registration statement.

PREFERRED STOCK

The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. At December 31, 2003, no preferred shares are outstanding.

SERIES A PREFERRED STOCK

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

The initial carrying values of the Investor Warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock was accreted as a charge against retained earnings using the interest method. Accumulated dividends (dividends not paid on a dividend date) and dividends accruing prior to a dividend payment date also increased the carrying value of the Series A Preferred Stock through a charge to retained earnings.

On December 18, 2002, 262.3 shares of Series A Preferred, with a face value of $100,000, were converted into 2,764 shares of the Company's common stock. In addition, the same holder exercised his Series A Warrants, receiving an additional 4,441 common shares.

On October 21, 2003, the Company purchased and retired all the outstanding Series A Preferred Stock and all the Investor Warrants for $80,000,000, using $55,000,000 in cash from the proceeds of the private stock offering discussed above and issuing $25,000,000 in term loans (See Note 9). The fair value of the Series A Preferred Stock and dividends payable thereon was estimated at approximately $60,066,000, and a $630,000 adjustment was recorded to accretion expense in the fourth quarter. The fair values of the Series A Preferred Stock and the warrants was determined in the following manner. The Company's fair value ("Enterprise Value") was calculated using a discounted future cash flow model (ignoring the effects of the private placement and the recapitalization) at approximately $128 million. Using the Black-Scholes method and assuming a seven year life, a risk-free interest rate of 3.13%, and volatility of 54.23%, the fair value of the warrants was calculated to be approximately $21 million. The market value of our common stock outstanding immediately prior to the private stock offering was approximately $42 million. The residual Enterprise Value of $65 million was attributed to the Series A Preferred Stock. The fair values of the warrants and the Series A Preferred Stock were then proportionally allocated to the $80 million consideration, resulting in final fair values for the warrants and the Series A Preferred Stock of $19.9 million and $60.1 million, respectively. In connection with this transaction, the four members of the Company's board of directors, representing the holders of the Series A Preferred Stock, resigned on the closing date.

PRIVATE SALE OF DEBENTURES WITH WARRANTS

In connection with the issuance of Debentures discussed in Note 9 above, the Company issued the Camden Warrants to purchase up to 2,000,000 shares of the common stock of the Company. The Camden Warrants have an exercise price of $5.86 per share and expire on January 31, 2007. Camden Warrants to purchase 62,500 shares of common stock could be cancelled by the Company for each full month between the date the Debentures were repaid and February 1, 2004. On October 21, 2003, the Company repaid the Debentures (see Note 9) and cancelled the Camden Warrants to purchase 937,500 shares of common stock. The remaining 1,062,500 Camden Warrants have not been exercised.

OTHER WARRANTS

In February 2001, the Company issued a warrant to purchase 65,000 shares of the Company's common stock at $18.00 per share in settlement of any future contingent consideration payable under an agreement to purchase the assets of a business. This warrant has a ten year life. The fair value of the warrant of $146,900, calculated using the Black-Scholes pricing model, was recorded as additional goodwill relating to the related acquisition.

On June 5, 2000, the Company issued warrants to former debt holders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the settlement of all other potential equity interests in the Company held by them. The warrants were immediately exercisable and expire on June 5, 2004. The fair value of the warrants of $120,000, calculated using the Black-Scholes pricing model, was recorded as an expense in the statement of operations for the fiscal year ended October 31, 2000.

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

Upon adoption of the 2002 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 1992 Plan. The grants previously made under the 1992 Plan will not be affected. The Board initially authorized 1,000,000 shares for grant under the 2002 Plan. Both plans provide a maximum exercise period of ten years. Qualified options granted to a 10% or greater stockholder shall have a maximum term of five years under Federal tax rules. As a matter of practice, except with respect to a 10% or greater stockholder, the typical exercise period for options granted under the existing plan has been ten years from the date of grant.

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

Activity in the Plan during the periods from January 1, 2001 through December 31, 2003 is as follows:

                                                   NUMBER OF          EXERCISE PRICE RANGE         WEIGHTED AVERAGE
                                                    OPTIONS                                         EXERCISE PRICE
                                                 ---------------    --------------------------    --------------------
Options outstanding, January 1, 2001                 1,786,934           $ 3.25 - $45.00                $12.65
         Options granted                               235,400           $ 4.58 - $14.61                $ 8.09
         Options exercised                             (25,000)          $ 4.68 - $ 4.68                $ 4.68
         Options cancelled                            (593,563)          $ 4.64 - $45.00                $17.99
                                                 ---------------
Options outstanding, December 31, 2001               1,403,771           $ 3.25 - $37.78                $ 9.77
         Options granted                               252,100           $ 4.95 - $ 8.63                $ 6.37
         Options exercised                             (53,885)          $ 3.78 - $ 7.14                $ 5.38
         Options cancelled                            (195,051)          $ 4.38 - $27.25                $12.64
                                                 ---------------
Options outstanding, December 31, 2002               1,406,935           $ 3.25 - $37.78                $ 8.93
         Options granted                               228,750           $ 6.27 - $ 9.91                $ 8.34
         Options exercised                             (19,034)          $ 4.50 - $ 7.71                $ 5.57
         Options cancelled                             (85,897)          $ 4.63 - $27.25                $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754           $ 3.25 - $37.78                $ 8.73
                                                 ===============

                 ADDITIONAL INFORMATION REGARDING EXERCISE PRICE RANGES OF OPTIONS OUTSTANDING:
------------------------------------------------------------------------------------------------------------------
                                                                 WEIGHTED                             WEIGHTED
                                                                 AVERAGE                              AVERAGE
                                               WEIGHTED        CONTRACTUAL                            EXERCISE
                           NUMBER OF           AVERAGE             LIFE            NUMBER OF          PRICE OF
   EXERCISE PRICE            OPTIONS            EXERCISE         REMAINING           OPTIONS         EXERCISABLE
       RANGE              OUTSTANDING           PRICES           (YEARS)          EXERCISABLE         OPTIONS
--------------------    ----------------     -------------    ---------------    --------------    ---------------
    $ 3.25 - $ 4.86            183,928          $ 3.59             2.6                182,950          $ 3.59
    $ 5.00 - $ 7.30            408,581          $ 6.06             6.7                273,439          $ 5.83
    $ 7.42 - $10.86            783,045          $ 9.45             6.2                651,383          $ 9.46
    $11.48 - $15.42             34,000          $12.48             1.7                 34,000          $12.48
    $17.00 - $23.13            104,500          $18.14             6.5                104,500          $18.14
    $27.25 - $31.81             12,950          $28.61             5.9                 12,950          $28.61
    $37.78 - $37.78              3,750          $37.78             6.4                  3,750          $37.78
                        ----------------                                         --------------
                             1,530,754                                              1,262,972
                        ================                                         ==============

There were 1,262,972, 1,130,906, and 1,094,647 options exercisable at December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, there are 737,833 options available for future grant.

At December 31, 2003, the Company has reserved 4,566,189 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 30,000 shares exercisable at $19.25 per share expiring June 5, 2004; and (iv) 3,408,689 shares exercisable at $7.86 per share expiring October 20, 2008. Total shares reserved for warrants and options (including options available for grant) is 6,834,776.

12.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

Operating leases for facilities extend through December 31, 2015. Several of these leases contain escalation clauses, which cause the amounts paid each year to increase by a stated amount or percentage. The Company records as expense, however, a fixed amount representing the average of these varying payments. The difference between the cash payments and the expense recorded is accrued. Substantially all of this liability is long-term since the accrued amounts will not be paid until the mid-point of the leases. The Company leases space in buildings owned by the former parent of AmQUEST (the "Buckhead Facility"). At February 5, 2002, the Company occupied approximately 33,400 square feet. The lease agreement permits the Company to reduce its use of this space for a pro-rata reduction in rent. The Company has moved most of the operations of AmQUEST to its own facility in the Atlanta metropolitan area, and occupies approximately 11,100 square feet in the Buckhead Facility as of December 31, 2003. This lease agreement expires on January 31, 2006, unless the Company reduces its use of this space to zero at an earlier date.

The Company's obligation under certain of these leases are secured by a cash deposit or a standby letter of credit, aggregating $548,000 at both December 31, 2003 and 2002. The standby letter of credit is collateralized by a cash investment that has been classified, along with the cash deposit, as long-term assets. Total expense for occupancy costs was approximately $2,492,000, $2,264,000 and $5,364,000 for the years ended December 31, 2003, 2002 and 2001.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses.

Approximate minimum future lease payments for real estate and other operating leases are as follows (in thousands):

     Years ending December 31,
               2004                  $        4,930
               2005                           3,879
               2006                           3,505
               2007                           3,359
               2008                           3,527
            Thereafter                       11,601
                                         ------------
                                     $       30,801
                                         ============

13.  RETIREMENT PLANS

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute up to 100% of covered compensation each year, to the IRS maximum. The Company may make matching contributions at the discretion of the Board of Directors. The Company has not made any matching contributions. The administrative costs of the Plans are borne by the Company.


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands except per share data):

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                        MARCH 31,             JUNE 30,          SEPTEMBER 30, 2003    DECEMBER 31, 2003
                                          2003                  2003
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $        13,129       $        13,582       $         14,114      $        14,403
                                        ==============        ==============        ===============       ==============
Net income                           $           270       $           105       $            451      $           530
                                        ==============        ==============        ===============       ==============
Net income (loss) to common
   stockholders                      $        (2,178)      $        (2,396)      $         (2,105)     $         1,158
                                        ==============        ==============        ===============       ==============
Net income (loss) to common
    stockholders per basic
    common share                     $         (0.40)      $         (0.45)      $          (0.39)     $          0.09
                                        ==============        ==============        ===============       ==============
Net income (loss) to common
   stockholders per
   diluted common share              $         (0.40)      $         (0.45)      $          (0.39)     $          0.08
                                        ==============        ==============        ===============       ==============

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                        MARCH 31,             JUNE 30,          SEPTEMBER 30, 2002    DECEMBER 31, 2002
                                          2002                  2002
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $         11,233      $         13,241      $          12,906     $         13,394
                                        ==============        ==============        ===============       ==============
Net income (loss)                    $          1,330      $          (726)      $            (30)     $            563
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders                      $          (919)      $        (3,024)      $         (2,378)     $        (1,835)
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders per basic and
   diluted common share              $         (0.17)      $         (0.57)      $          (0.44)     $         (0.34)
                                        ==============        ==============        ===============       ==============

15.  SUBSEQUENT EVENTS (UNAUDITED)

On February 13, 2004, a new lender purchased all the term loans from the October 21st holders without significantly altering the terms and conditions. The original term loan agreement provided for the issuance, if required by a new lender, of a warrant to purchase up to 250,000 shares of our common stock. The new lender did not require the Company to issue such warrant.

On March 4, 2004, the Company entered into a definitive agreement to acquire all of the outstanding stock of ITO Acquisition Corp, a data center outsourcing company doing business as Systems Management Specialists ("SMS"), for $36.5 million in cash and the Company's common stock. SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to nearly forty clients primarily in the western United States. The Company has received a waiver from the holder of the senior secured term loans granting the Company permission to make such an acquisition, as required by the term loan agreement.

Management believes that the transaction will close no later than the second quarter of 2004 and is contingent upon the Company securing financing and other customary closing conditions. The Company proposed debt and equity financings of approximately $35 million in connection with the pending acquisition.

On March 26, 2004, the Company announced that a definitive agreement had been reached to sell 2,917,000 shares of the Company's common stock in a private offering at an aggregate offering price of $30.6 million. Approval from the Nasdaq Stock Market, Inc. has been received, and the transaction is expected to close during the week of March 29, 2004. The Company intends to use the net proceeds of this private placement to fund a portion of the cash component of the pending acquisition of SMS. The Company also intends to fund the balance of the cash component and related fees and expenses with the proceeds from a proposed debt financing, with any remaining funds to be used for working capital and other general corporate purposes.

The exact timing and terms of the remainder of the financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                                BALANCE AT          CHARGED TO
                               BEGINNING OF          COSTS AND          CHARGED TO                              BALANCE AT END
                                  PERIOD             EXPENSES         OTHER ACCOUNTS       DEDUCTIONS             OF PERIOD
                             -----------------    ----------------    ---------------    ----------------      -----------------
ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
Year ended
   December 31, 2003          $         1,051      $          144      $     -            $          625  (a)   $           570
                                 =============        ============        ===========        ============          =============
Year ended
   December 31, 2002          $         1,009      $          228      $     -            $          186  (a)   $         1,051
                                 =============        ============        ===========        ============          =============
Year ended
   December 31,2001           $           526      $          776      $     -            $          293  (a)   $         1,009
                                 =============        ============        ===========        ============          =============

VALUATION ALLOWANCE
   OFFSETTING NET
   DEFERRED TAX ASSETS
Year ended
   December 31, 2003          $        15,799      $      -            $     -            $          592        $        15,207
                                 =============        ============        ===========        ============          =============
Year ended
   December 31, 2002          $        15,681      $          118      $     -            $      -              $        15,799
                                 =============        ============        ===========        ============          =============
Year ended
   December 31,2001           $         6,621      $        9,060      $     -            $      -              $        15,681
                                 =============        ============        ===========        ============          =============


(a) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

     EXHIBIT NO.    DESCRIPTION

          21      List of Subsidiaries of Infocrossing

          23      Consent of Ernst & Young LLP

          31      Certifications required by Rule 13a-14(a) to be filed.

          32 Certifications required by Rule 13a-14(b) to be furnished but not filed.