Form 10-K/A
period 2003-12-31
INFOCROSSING INC
filed 2004-04-13
CIK 893816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                   AMENDMENT 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended: DECEMBER 31, 2003

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                         DELAWARE                    13-3252333
              -----------------------------       ----------------
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

This amendment is filed to add exhibits 10.5A and 10.5B inadvertently excluded in the original document.

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

         10.5A Master Services Agreement dated as of May 24, 2001 among the Company; Alicomp, a division of Alicare, Inc.; and ADT Security Services, Inc. incorporated by reference to Exhibit 10.1A to Amendment No. 3 to the Company's Registration Statement on Form S-3/A filed February 2, 2004.

         10.5B Amendment to Master Services Agreement, dated as of January 11, 2002, among the Company; Alicomp, a division of Alicare, Inc.; and ADT Security Services, Inc. incorporated by reference to Exhibit 10.1B to Amendment No. 3 to the Company's Registration Statement on Form S-3/A filed February 2, 2004.

         21        List of Subsidiaries of Infocrossing *

         23        Consent of Ernst & Young LLP

         31        Certifications required by Rule 13a-14(a) to be filed.

         32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

                   * Previously filed.

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

                                          INFOCROSSING, INC.

April 9, 2004                             /s/ WILLIAM J. McHALE
                                          --------------------------------------
                                          William J. McHale
                                          Sr. VP - Finance