Form 10-Q
period 2004-03-31
INFOCROSSING INC
filed 2004-05-14
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 2004

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

There were 18,326,631 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 10, 2004.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE
                             AND PER SHARE AMOUNTS)
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                    2004                2003
                                                                              -----------------   -----------------
                                                                                (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                       $        39,553      $       10,073
   Trade accounts receivable, net of allowances for
        doubtful accounts of $616 and $570, respectively                                4,400               3,592
   Due from related parties                                                               229                 226
   Prepaid license fees                                                                   785                 945
   Other current assets                                                                 2,853               1,780
                                                                                 --------------       -------------
                                                                                       47,820              16,616
                                                                                 --------------       -------------

PROPERTY and EQUIPMENT, net                                                            17,419              18,249
                                                                                 --------------       -------------
OTHER ASSETS:
   Deferred software, net                                                               1,157               1,264
   Goodwill, net                                                                       28,361              28,361
   Other intangible assets, net                                                           707                 788
   Security deposits and other non-current assets                                       2,270               1,384
                                                                                 --------------       -------------
                                                                                       32,495              31,797
                                                                                 --------------       -------------
TOTAL ASSETS                                                                  $        97,734      $       66,662
                                                                                 ==============       =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                           $         3,250      $        2,768
   Current portion of long-term debt and capitalized lease obligations                  2,329               2,559
   Current portion of accrued loss on leased facilities                                   207                 202
   Accrued expenses                                                                     2,185               1,516
   Current deferred revenue                                                             1,319               1,356
                                                                                 --------------       -------------
                                                                                        9,290               8,401
LONG-TERM LIABILITES:
   Notes payable, long-term debt and capitalized lease obligations                     25,647              25,732
   Accrued loss on leased facilities, net of current portion                              674                 732
    Deferred revenue, net of current portion                                               21                  42
   Other long-term liabilities                                                            975                 954
                                                                                 --------------       -------------
TOTAL LIABILITIES                                                                      36,607              35,861
                                                                                 --------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued            -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 18,805,609 and 15,732,038, respectively                                           188                 157
   Additional paid-in capital                                                         139,372             109,565
   Accumulated deficit                                                                (75,295)            (76,070)
                                                                                 --------------       -------------
                                                                                       64,265              33,652
   Less 618,969 and 594,990 shares, respectively,
         of common stock held in treasury, at cost                                     (3,138)             (2,851)
                                                                                 --------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                             61,127              30,801
                                                                                 --------------       -------------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                                     $        97,734      $       66,662
                                                                                 ==============       =============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)


                                                                     ------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                          2004                 2003
                                                                     ---------------       --------------
REVENUES                                                          $         15,176      $        13,129
                                                                     ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding depreciation shown below                    10,223                8,774
   Selling and promotion costs                                                 736                  712
   General and administrative expenses                                       1,377                1,364
   Depreciation and amortization                                             1.593                1,416
                                                                     ---------------       --------------
                                                                            13,929               12,266
                                                                     ---------------       --------------
INCOME FROM OPERATIONS                                                       1,247                  863
                                                                     ---------------       --------------

Interest income                                                                (38)                 (20)
Interest expense                                                               703                  593
                                                                     ---------------       --------------
                                                                               665                  573
                                                                     ---------------       --------------
INCOME BEFORE INCOME TAXES                                                     582                  290

Income tax (benefit) expense                                                  (193)                  20
                                                                     ---------------       --------------

NET INCOME                                                                     775                  270

Accretion and dividends on redeemable preferred stock                       -                    (2,448)
                                                                     ---------------       --------------

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                          $            775      $        (2,178)
                                                                     ===============       ==============

BASIC INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders                       $           0.05      $         (0.40)
                                                                     ===============       ==============
   Weighted average number of common shares outstanding                     15,193                5,379
                                                                     ===============       ==============

DILUTED INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders                       $           0.05      $         (0.40)
                                                                     ===============       ==============
   Weighted average number of common shares and
       share equivalents outstanding                                        17,146                5,379
                                                                     ===============       ==============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            (UNAUDITED, IN THOUSANDS)


                                 COMMON         PAR VALUE        ADDITIONAL         ACCUMULATED         TREASURY          TOTAL
                                 SHARES                        PAID IN CAPITAL        DEFICIT         STOCK AT COST
                               ------------   --------------   ----------------   -----------------   --------------   -------------
Balances,
   December 31, 2003              15,732      $        157     $      109,565     $       (76,070)    $     (2,851)    $     30,801

Exercises of stock options            30             -                    313               -                 (287)              26

Issuance of a warrant              -                 -                    137               -                -                  137

Vesting of a non-qualified
     stock option                  -                 -                     19               -                -                   19

Exercises of warrants                127                 2                994               -                -                  996

Private placement of
     common stock                  2,917                29             28,344               -                -               28,373

Net income                         -                 -                  -                     775            -                  775
                               ------------      -----------      -------------      --------------      -----------    ------------
Balances,
   March 31, 2004                 18,806      $        188     $      139,372     $       (75,295)    $     (3,138)    $     61,127
                               ============      ===========      =============      ==============      ===========    ============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       -------------------------------------------
                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------------------
                                                                                                2004                   2003
                                                                                       --------------------   --------------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $              775     $              270
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    1,593                  1,416
   Accretion of discounted Debentures                                                               -                        139
    Non-employee option and warrant issued for services                                                19                  -
   Decrease (increase) in:
     Trade accounts receivable                                                                       (808)                   962
     Prepaid license fees and other current assets                                                   (794)                    50
     Security deposits and other non-current assets                                                  (886)                  (152)
   Increase (decrease) in:
     Accounts payable                                                                                 482                   (590)
     Income taxes payable                                                                              18                     21
     Accrued expenses                                                                                 274                    834
     Payments on accrued loss on leased facilities                                                    (39)                   (37)
     Deferred revenue and other liabilities                                                           (37)                (1,128)
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                   597                  1,785
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (128)                  (969)
   Payments of costs related to the acquisition of AmQUEST, Inc.                                    -                       (200)
   Increase in deferred software costs                                                                (30)                   (28)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                      (158)                (1,197)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                    28,768                  -
   Repayment of debt and capitalized leases                                                          (732)                  (462)
   Exercises of stock options and warrants                                                          1,022                  -
   Interest on related party balances                                                                  (3)                    (2)
                                                                                          -----------------      -----------------
          Net cash provided by (used in) financing activities                                      29,055                   (464)
                                                                                          -----------------      -----------------
          Net cash provided by continuing operations                                               29,494                    124

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                          (14)                   (13)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                               29,480                    111
Cash and equivalents, beginning of period                                                          10,073                  7,026
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           39,553     $            7,137
                                                                                          =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $              675     $               85
                                                                                          =================      =================
     Income taxes                                                                      $               20     $               51
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $              417     $            1,262
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $              287     $            -
                                                                                          =================      =================
     Additional Debentures issued in lieu of a cash payment of interest                $            -         $              636
                                                                                          =================      =================

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated balance sheets as of March 31, 2004 and the consolidated statements of operations, the consolidated statement of stockholders' equity, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the period ended March 31, 2004 is not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


2.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three months ended March 31, 2004 and 2003 would have been as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------
                                               2004                  2003
                                        -----------------    ------------------
Net income (loss) to common stockholders:
     As reported                        $           775      $         (2,178)
       Deduct:  stock-based
         employee compensation,
         net of taxes                              (769)                 (730)
                                           --------------       ---------------
     Pro forma                          $             6      $         (2,908)
                                           ==============       ===============

Net income (loss) to common stockholders per diluted share:
     As reported                        $          0.05      $          (0.40)
                                           ==============       ===============
     Pro forma                          $          0.00      $          (0.54)
                                           ==============       ===============

3.  NOTES PAYABLE

On October 21, 2003, in connection with the redemption of the Company's Redeemable Preferred Stock, the Company issued $25,000,000 of senior secured term loans maturing in October 2008. These term loans were held by the prior holders of the Redeemable Preferred Stock. On February 13, 2004, the term loans were purchased by a financial institution. The terms and conditions of the term loans were not materially altered.

The notes contain certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the notes limit the Company's ability to pay dividends. The Company was in compliance with such loan covenants at March 31, 2004.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed using the weighted average number of common shares plus the dilutive effect of common stock equivalents. Common stock equivalents that are antidilutive are excluded from the computation of weighted average share equivalents.

Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three-month periods ended March 31, 2004 and 2003, common stock equivalents of approximately 694,000 and 6,205,000, respectively, have been excluded since the effect of including such equivalents would have been antidilutive.

5.  PRIVATE OFFERING OF SHARES

On March 30, 2004 (the "Closing Date"), in a private placement, the Company issued 2,917,000 shares of common stock in exchange for net proceeds of $28,768,500. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who participated in the private placement received certain registration rights with respect to the common stock issued in the private placement. Approximately $20 million of the proceeds of the private placement were used to fund the acquisition discussed in Note 7. The remainder of the amount raised will be used for the payment of fees and expenses of the offering and for working capital purposes.


6.  INCOME TAXES

In the quarter ended March 31, 2004, the Company recorded a tax benefit of $234,000 from the sale of New Jersey State net operating loss carryforwards ("NOLs"), offset by estimated state income tax expense of $41,000. At December 31, 2003, the Company had NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of a recapitalization of the Company's capital structure on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The Company's net deferred tax assets, including the benefit from the NOLs, have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.


7.  SUBSEQUENT EVENTS

ACQUISITION & ADDITIONAL TERM LOANS

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for approximately $35 million in cash and 135,892 shares of common stock of the Company valued at approximately $1,859,000 (the "SMS Acquisition"). SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States. SMS' principal assets consist of rights under contracts, leases of equipment, software licenses, real estate and intellectual property used in performing its business. The Company anticipates that SMS will continue to operate its business as a wholly owned subsidiary of the Company.

The Company is in the process of valuing the assets acquired and liabilities assumed. It is estimated that the value of customer contracts acquired will be approximately $1,500,000 and the remainder of the purchase price, including costs and fees, will be allocated to goodwill.

On April 2, 2004, the Company and its lender (see Note 3) amended and restated the term loan agreement, dated as of October 21, 2003 and amended on February 13, 2004 (the "Term Loan Agreement") to provide a portion of the funding for the SMS Acquisition. As amended and restated, the Term Loan Agreement provides for a Term Loan A facility with a maximum borrowing of $25 million and a Term Loan B facility with a maximum borrowing of $15 million. The Company borrowed $15 million from the Term Loan B facility and, along with approximately $20 million from the private offering of shares completed on March 30, 2004, completed the SMS Acquisition. Term Loan B is at an interest rate of Prime plus 3% with a floor of 9% and matures along with the Term Loan A on October 21, 2008. The term loans include monthly payments of interest and monthly principal payments of $312,500 beginning in December 2004. The Term Loan Agreement is subject to certain restrictive covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, transactions with affiliates, and the payment of dividends. The Term Loan Agreement is guaranteed by each of the Company's subsidiaries. The Term Loan Agreement is also secured by a pledge of substantially all of the assets of the Company and all of its subsidiaries.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management believes that we are a leading provider of information technology, or IT, and business process outsourcing services to enterprise clients. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our nearly twenty year history, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions, such as the acquisition of AmQUEST, Inc. in February 2002 and the acquisition of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists, or "SMS," on April 2, 2004, have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net income improved by $505,000, from $270,000 for the three months ended March 31, 2003 (the "Prior Quarter") to $775,000 for the three months ended March 31, 2004 (the "Current Quarter") on 16% higher revenues. Operating costs in the Current Quarter improved to 92% of revenue compared with 93% in the Prior Quarter.

For the Current Quarter, revenues increased $2,047,000 (16%) to $15,176,000 from $13,129,000 for the Prior Quarter. This growth is attributable to new customer contracts added during the past twelve months and increased revenue from certain existing customer contracts.

Costs of revenues increased $1,449,000 (17%) to $10,223,000 during the Current Quarter compared with $8,774,000 for the Prior Quarter. Costs of revenues as a percentage of revenue were 67% in both the Current and Prior Quarters.

Selling and promotion costs increased $24,000 (3%) to $736,000 in the Current Quarter from $712,000 for the Prior Quarter.

General and administrative expenses increased $13,000 (1%) to $1,377,000 for the Current Quarter from $1,364,000 for the Prior Quarter.

Depreciation and amortization of fixed assets and other intangibles increased $177,000 (13%), from $1,416,000 for the Prior Quarter to $1,593,000 for the
Current Quarter, as a result of depreciation on additional computer equipment acquired to support new customers. As a percentage of revenues, however, depreciation and amortization declined from 11% in the Prior Quarter to 10% in the Current Quarter.

Net interest expense of $665,000 was recorded for the Current Quarter compared with $573,000 for the Prior Quarter. The net change of $92,000 reflects an increase of $110,000 in interest expense, due to a larger average outstanding debt balance than in the Prior Quarter, offset by an increase in interest income of $18,000.

In the Current Quarter, we recorded a tax benefit of $234,000 from the sale of New Jersey State net operating loss carryforwards ("NOLs"), offset by estimated state income tax expense of $41,000, compared with state income tax expense of $20,000 recorded in the Prior Quarter. At December 31, 2003, we had Federal NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of a recapitalization of our capital structure on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The carrying value of our net deferred tax assets, including the benefit from the NOLs, has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $775,000 for the Current Quarter compared with $270,000 for the Prior Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,178,000 for the Prior Quarter. On October 21, 2003, we redeemed all outstanding preferred stock, thus no accretion and dividends were recorded in the Current Quarter. We had income per common share of $0.05 in both a basic and diluted basis, compared with a loss of $0.40 for the Prior Quarter, also on both a basic and diluted basis. The number of weighted average shares increased from 5.4 million shares for the Prior Quarter to 15.2 million shares in the Current Quarter largely because of private placements of (a) 9,739,111shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004. The weighted average number of shares and share equivalents was 17.1 million in the Current Quarter compared with 5.4 million shares in the Prior Quarter. Common stock equivalents were excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $597,000 for the three months ended March 31, 2004. During the Current Period, we had $775,000 of net income and $1,593,000 of depreciation and amortization. Significant working capital changes include an annual lease prepayment of $551,000 for the facility in Norcross, GA, and the payment of approximately $1,025,000 of license fees and $210,000 of other costs related to certain new clients that will be amortized over the various contract terms. Other working capital changes include an increase in accounts receivable of $808,000 offset by increases in accounts payable and accrued expenses of $774,000.

Principal investing activities during the three months ended March 31, 2004 include $128,000 for the purchase of property and equipment. During the first three months of 2004, we also entered into capital leases having an aggregate carrying value of approximately $417,000.

On March 30, 2004, in a private placement, we issued 2,917,000 shares of common stock in exchange for $28,768,500 net of fees and expenses. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who participated in the private placement received certain registration rights with respect to the common stock issued in the private placement. Approximately $20 million of the proceeds of the private placement were used to fund the acquisition discussed in Subsequent Events. The remainder of the amount raised will be used for working capital purposes.

Other financing activities during the Current Period included $732,000 in payments of principal with respect to debt and capital lease obligations and the receipt of $1,022,000 from exercises of options and warrants.

As of March 31, 2004, we had cash and equivalents of $39,553,000. We used approximately $20 million of this to fund the acquisition discussed below. We believe that our cash, cash remaining from the private placements, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing to fund significant acquisitions or other substantial investments.

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

     (2) Payments of Accrued Loss on Leased Facilities. Excludes Deferred Revenue, as it is not a cash obligation, and Deferred Rent, as payments are included under Operating Leases.



SUBSEQUENT EVENTS

ACQUISITION & ADDITIONAL TERM LOANS

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for approximately $35 million in cash and 135,892 shares of common stock of the Company valued at approximately $1,859,000 (the "SMS Acquisition"). The SMS Acquisition was effected pursuant to a Stock Purchase Agreement, dated as of March 3, 2004, between Holdings and the Company. SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States. SMS' principal assets consist of rights under contracts, leases of equipment, software licenses, real estate and intellectual property used in performing its business. We anticipate that SMS will continue to operate its business as a wholly owned subsidiary of the Company.

We are in the process of valuing the assets acquired and liabilities assumed. It is estimated that the value of customer contracts acquired will be approximately $1,500,000 and the remainder of the purchase price, including costs and fees, will be allocated to goodwill.

On April 2, 2004, we and our lender amended and restated the term loan agreement, dated as of October 21, 2003 and amended on February 13, 2004 (the "Term Loan Agreement") to provide a portion of the funding for the SMS Acquisition. As amended and restated, the Term Loan Agreement provides for a Term Loan A facility with a maximum borrowing of $25 million and a Term Loan B facility with a maximum borrowing of $15 million. We borrowed $15 million from the Term Loan B facility and, along with approximately $20 million from the private offering of shares completed on March 30, 2004, completed the SMS Acquisition. Term Loan B is at an interest rate of Prime plus 3% with a floor of 9% and matures along with the Term Loan A on October 21, 2008. The term loans include monthly payments of interest and monthly principal payments of $312,500 beginning in December 2004. The Term Loan Agreement is subject to certain restrictive covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, transactions with affiliates, and the payment of dividends. The Term Loan Agreement is guaranteed by each of our subsidiaries. The Term Loan Agreement is also secured by a pledge of substantially all of our assets and all of our subsidiaries.




CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies.

Revenue Recognition

Our services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with customers typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer; (2) as the services are rendered; (3) when the price is fixed as per the service contract; and (4) when we believe that collectibility is reasonably assured based on our credit risk policies and procedures that we employ.

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

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of March 31, 2004, we have established a full valuation allowance of $16.6 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may generate in the future, as well as other factors including limitations that may arise from changes in our ownership, we could recognize no benefit from our deferred tax assets, or we could recognize some or all of their full value.

FORWARD-LOOKING STATEMENTS

Statements made in this Report, including the foregoing financial statements and notes, other than statements of historical fact, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the integration of ITO Acquisition Corporation, d/b/a Systems Management Specialists; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report and are based on information currently and reasonably known to us. Except as required by law, we undertake no obligation to release any revisions to or update these forward-looking statements to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence or effect of anticipated or unanticipated events.


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

At March 31, 2004, our outstanding fixed rate debt was approximately $27,967,000. If market rates decline, we run the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on then current market rates.

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

Foreign Currency Risks

We have no material foreign operations.


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITES

(c)  Recent Issuances of Unregistered Securities

On March 30, 2004, in a private placement, we issued 2,917,000 shares of common stock in exchange for $30,628,500. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Roth Capital Partners acted as placement agent for this offering. Total fees and expenses of the offering were approximately $2,258,000. Approximately $20 million of the proceeds of the private placement were used to fund an acquisition consummated on April 2, 2004. The remainder of the amount raised will be used for working capital purposes. On April 12, 2004 a registration statement on Form S-3 was filed by the Company on behalf of the investors as selling shareholders. We will not receive any proceeds from any sales of stock under this registration statement. The following is a listing of the investors

                                                     NUMBER OF SHARES

JLF Asset Management                                         715,000

Lehman Brothers                                              470,000

Janus Capital                                                400,000

Leaf Investment                                              335,000

J. Steven Emerson                                            290,000

Baron Funds                                                  290,000

Trustman Funds                                               125,000

SF Capital                                                    97,000

Crestview Capital                                             65,000

Corsair Capital                                               50,000

Topaz Partners                                                50,000

FlyLine Holdings                                              20,000

SRG Capital                                                   10,000

                                                     ------------------

                                                TOTAL      2,917,000
                                                     ==================

ITEM 5 - OTHER INFORMATION

(a)  Other Information

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company has posted the Code of Ethics on its website at www.infocrossing.com under the caption Investor Relations. In addition, a copy of the Code of Ethics may be obtained by writing to Infocrossing, Inc., attention: Corporate Secretary, 2 Christie Heights Street, Leonia, NJ 07605.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all Directors, officers and employees of the Company. The Company has posted the Code of Conduct on its website at www.infocrossing.com under the caption Investor Relations. In addition, a copy of the Code of Conduct may be obtained by writing to Infocrossing, Inc., attention: Corporate Secretary, 2 Christie Heights Street, Leonia, NJ 07605.

(b) Procedure for Stockholders to Recommend Nominees for Director:

The Board of Directors of the Company will consider shareholder recommendations of candidates when the recommendations are submitted in a proper manner. Any shareholder recommendations should include the candidate's name and qualifications to serve as a Director. Submissions should be addressed to Corporate Secretary, Infocrossing, Inc., 2 Christie Heights Street, Leonia, NJ 07605. For potential nominees to be considered at the 2005 annual meeting of stockholders, the Corporate Secretary must receive the information no earlier than December 14, 2004 and no later than January 13, 2005. The notice must include the candidate's age, business address, residence address, principal occupation or employment, the number of shares beneficially owned by the candidate, and information that would be required to solicit a proxy under federal securities laws. The notice must also include the nominating shareholder's name, address, and the number of shares beneficially owned, as well as the period such shares have been held by, the nominating shareholder.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

2 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed April 7, 2004.

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

      3.2     Amended and Restated By-Laws, incorporated by reference to Exhibit
              3.2 to the Company's Form 10-KSB for the period ended October 31, 1999.


      10 Amended and Restated Term Loan Agreement, dated as of April 2, 2004 between the lenders named therein and the Company, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed April 7, 2004.

      14 Code of Ethics, incorporated by reference to the Company's definitive Proxy Statement filed on April 29, 2004.

      31      Certifications required by Rule 13a-14(a) to be filed.

      32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

      99      Code of Conduct.



 (b) Reports on Form 8-K:

     On March 4, 2004, the Company announced a definitive agreement to purchase ITO Acquisition Corp and proposed debt and equity financing for the acquisition under Items 5 and 7 of Form 8-K.

     On March 18, 2004, the Company released earnings for the fourth quarter and full year ended December 31, 2003, under Items 9 and 12 of Form 8-K.

     On March 26, 2004, the Company announced a private placement of securities under Item 5 of Form 8-K.

     On February 6, 2004, the Company amended the following Current Reports on Form 8-K to correct the signature pages:

          Earnings Release for March 31, 2003 filed May 7, 2003, Earnings Release for June 30, 2003 filed August 7, 2003, Earnings Release for September 30, 2003 filed November 13, 2003, Guidance Release for 2003 filed April 10, 2003, and Revised Guidance Release for 2003 filed September 19, 2003.

     On February 6, 2004, the Company amended a Current Report on Form 8-K, originally filed on October 22, 2003 to announce the closing of a private placement of common shares and a recapitalization of debt and equity, to update and expand the information provided under Item 7 - Pro Forma Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.
May 14, 2004                          /s/ ZACH LONSTEIN
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

May 14, 2004                          /s/ WILLIAM J. McHALE
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance