Form 10-Q/A
period 2004-03-31
INFOCROSSING INC
filed 2004-05-17
CIK 893816

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

This amendment is to file amended By-Laws for the Company.

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

     3.2  By-Laws, as amended.

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

     99   Code of Conduct. *

* Filed with the Form 10-Q as originally filed.

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





                                     INFOCROSSING, INC.

May 17, 2004                         /s/ WILLIAM J. McHALE
                                     ------------------------------------------
                                     William J. McHale
                                     Senior Vice President of Finance