Form 10-Q
period 2004-06-30
INFOCROSSING INC
filed 2004-08-16
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: JUNE 30, 2004

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

                   2 CHRISTIE HEIGHTS STREET, LEONIA, NJ 07605
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 18,551,262 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 6, 2004.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE
                                    AMOUNTS)
                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2004                2003
                                                                              -----------------   -----------------
                                                                                (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                       $        31,170      $       10,073
   Trade accounts receivable, net of allowances for
        doubtful accounts of $676 and $570, respectively                                8,384               3,592
   Due from related parties                                                               231                 226
   Prepaid license fees                                                                   664                 945
   Other current assets                                                                 4,212               1,780
                                                                                 --------------       -------------
                                                                                       44,661              16,616
                                                                                 --------------       -------------
PROPERTY and EQUIPMENT, net                                                            22,388              18,249
                                                                                 --------------       -------------
OTHER ASSETS:
   Deferred software, net                                                               1,019               1,264
   Goodwill                                                                            73,011              28,361
   Other intangible assets, net                                                         2,364                 788
   Security deposits and other non-current assets                                       2,958               1,384
                                                                                 --------------       -------------
                                                                                       79,352              31,797
                                                                                 --------------       -------------
TOTAL ASSETS                                                                  $       146,401      $       66,662
                                                                                 ==============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $         6,093      $        2,768
   Current portion of long-term debt and capitalized lease obligations                  3,401               2,559
   Current portion of accrued loss on leased facilities                                   211                 202
   Accrued expenses                                                                     7,664               1,516
   Deferred revenue                                                                     1,266               1,356
                                                                                 --------------       -------------
                                                                                       18,635               8,401
LONG-TERM LIABILITES:
    Convertible notes                                                                  57,900              -
   Other long-term debt and capitalized lease obligations                               5,504              25,732
   Accrued loss on leased facilities, net of current portion                              620                 732
    Deferred revenue, net of current portion                                           -                       42
   Other long-term liabilities                                                          1,398                 954
                                                                                 --------------       -------------
TOTAL LIABILITIES                                                                      84,057              35,861
                                                                                 --------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; none
       issued                                                                          -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares
       issued of 18,945,959 and 15,732,038, respectively                                  189                 157
   Additional paid-in capital                                                         140,850             109,565
   Accumulated deficit                                                                (75,557)            (76,070)
                                                                                 --------------       -------------
                                                                                       65,482              33,652
   Less 618,969 and 594,990 shares, respectively,
         of common stock held in treasury, at cost                                     (3,138)             (2,851)
                                                                                 --------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                             62,344              30,801
                                                                                 --------------       -------------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                                     $       146,401      $       66,662
                                                                                 ==============       =============

                 See Notes to Consolidated Financial Statements.


                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2004                  2003                  2004                  2003
                                              ------------------    ------------------    ------------------    -----------------
                                                            (UNAUDITED)                                (UNAUDITED)
REVENUES                                      $         24,611      $         13,582      $         39,787      $        26,711
                                                 ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding
      depreciation shown below                          17,567                 9,129                27,790               17,903
   Selling and promotion costs                             905                   741                 1,641                1,454
   General and administrative expenses                   1,881                 1,506                 3,258                2,869
   Depreciation and amortization                         2,117                 1,473                 3,710                2,889
                                                 ---------------       ---------------       ---------------       --------------
                                                        22,470                12,849                36,399               25,115
                                                 ---------------       ---------------       ---------------       --------------
INCOME FROM OPERATIONS                                   2,141                   733                 3,388                1,596
                                                 ---------------       ---------------       ---------------       --------------

Interest income                                            (37)                  (17)                  (80)                 (37)
Fees related to loans repaid                             1,347                -                      1,347               -
Interest expense                                         1,106                   637                  1814                1,230
                                                 ---------------       ---------------       ---------------       --------------
                                                         2,416                   620                 3,081                1,193
                                                 ---------------       ---------------       ---------------       --------------
INCOME (LOSS)                                             (275)                  113                   307                  403
    BEFORE INCOME TAXES

Income tax (benefit) expense                               (13)                    8                  (206)                  28
                                                 ---------------       ---------------       ---------------       --------------
NET INCOME (LOSS)                                         (262)                  105                   513                  375

Accretion and dividends on redeemable
    preferred stock                                     -                     (2,501)               -                    (4,949)
                                                 ---------------       ---------------       ---------------       --------------
NET INCOME (LOSS) TO COMMON
    STOCKHOLDERS                              $           (262)     $         (2,396)     $            513      $        (4,574)
                                                 ===============       ===============       ===============       ==============

BASIC INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders   $          (0.01)     $          (0.45)     $           0.03      $         (0.85)
                                                 ===============       ===============       ===============       ==============
   Weighted average number of common
      shares outstanding                            18,323,069             5,383,230            16,757,815            5,380,886
                                                 ===============       ===============       ===============       ==============

DILUTED INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders   $          (0.01)     $          (0.45)     $           0.03      $         (0.85)
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
       common shares and share equivalents
       outstanding                                  18,323,069             5,383,230            19,019,320            5,380,886
                                                 ===============       ===============       ===============       ==============


                 See Notes to Consolidated Financial Statements.


                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                              (UNAUDITED, IN THOUSANDS)


                                 COMMON                          ADDITIONAL         ACCUMULATED         TREASURY
                                 SHARES         PAR VALUE      PAID IN CAPITAL        DEFICIT         STOCK AT COST       TOTAL
                               ------------   -------------   ----------------   -----------------   --------------   --------------
Balances,
   December 31, 2003              15,732      $       157     $     109,565     $       (76,070)    $     (2,851)    $      30,801

Exercises of stock options            34                1               342               -                 (287)               56

Issuance of a warrant              -                -                   137               -                -                    137

Non- employee option
     issued for services           -                -                    30               -                -                    30

Shares issued in connection
    with an acquisition              136                1             1,438               -                -                 1,439

Exercises of warrants                127                1               994               -                -                   995

Private placement of
     common stock                  2,917               29            28,344               -                -                28,373

Net income                         -                -                 -                     513            -                   513
                               ------------      ----------      ------------      --------------      -----------      ------------
Balances,
   June 30, 2004                  18,946      $        189    $     140,850     $       (75,557)    $     (3,138)    $      62,344
                               ============      ==========      ============      ==============      ===========      ============


                 See Notes to Consolidated Financial Statements.


                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       -------------------------------------------
                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------------------------
                                                                                                2004                   2003
                                                                                       --------------------   --------------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $              513     $              375
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    3,710                  2,889
   Accretion of discounted Debentures                                                              -                         280
    Unamortized fees related to loans repaid                                                        1,097                 -
    Non-employee option and warrant issued                                                            167                 -
   Interest on related party balances                                                                  (5)                    (5)
   Decrease (increase) in:
     Trade accounts receivable                                                                     (1,479)                 1,550
     Prepaid license fees and other current assets                                                   (732)                  (408)
     Security deposits and other non-current assets                                                  (824)                  (111)
   Increase (decrease) in:
     Accounts payable                                                                                 737                   (355)
     Income taxes payable                                                                              28                     29
     Accrued expenses                                                                              (2,146)                  (274)
     Payments on accrued loss on leased facilities                                                    (76)                   (74)
     Deferred revenue and other liabilities                                                          (125)                  (195)
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                   865                  3,701
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (748)                (1,202)
   Payment of purchase price and costs relating to acquisitions, net of cash acquired             (39,087)                  (350)
   Increase in deferred software costs                                                                (70)                   (61)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                   (39,905)                (1,613)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                    28,373                 -
   Proceeds from Term Loans                                                                        15,000                 -
   Proceeds from a private placement of convertible notes                                          57,900                 -
   Payment of costs related to the convertible notes and Term Loans                                  (587)                -
   Repayment of Term Loans, other debt and capitalized leases                                     (41,573)                (1,049)
   Exercises of stock options and warrants                                                          1,051                     44
                                                                                          -----------------      -----------------
          Net cash provided by (used in) financing activities                                      60,164                 (1,005)
                                                                                          -----------------      -----------------
          Net cash provided by continuing operations                                               21,124                  1,083

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                          (27)                   (26)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                               21,097                  1,057
Cash and equivalents, beginning of period                                                          10,073                  7,026
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           31,170     $            8,083
                                                                                          =================      =================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            1,813     $              220
                                                                                          =================      =================
     Income taxes                                                                      $              103     $              103
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired under capital leases                                           $            2,457     $            1,512
                                                                                          =================      =================
        Common stock issued in connection with an acquisition                          $            1,439                  -
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $              287     $           -
                                                                                          =================      =================
     Additional Debentures issued in lieu of a cash payment of interest                $            -         $              636
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


The consolidated balance sheets as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the six months ended June 30, 2004 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the period ended June 30, 2004 is not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

2.  ACQUISITIONS

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for $34,589,000, $1,441,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000 (the "SMS Acquisition"). The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $40,660,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to customer contracts and relationships, was recorded. The intangible asset has an estimated useful life of five years. SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States. Subsequent to the SMS Acquisition, SMS continues to operate its business as a wholly-owned subsidiary of the Company. The results of SMS are included with that of the Company for the period subsequent to the SMS Acquisition.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the SMS Acquisition. The Company is in the process of finalizing the fair value of certain assets, thus the allocation of the purchase price is subject to adjustment.

                                 APRIL 2, 2004
                                (IN THOUSANDS)

Accounts receivable                                        $             3,313
Other current assets                                                     1,447
                                                              ------------------
    Total current assets                                                 4,760
Property and equipment                                                   4,033
Intangible assets subject to amortization                                1,650
Other assets acquired                                                      793
Goodwill                                                                40,660
                                                              ------------------
    Total assets acquired                                               51,896
                                                              ------------------

Accrued expenses and accounts payable                                   (8,148)
Current capital leases                                                  (1,529)
Other current liabilities                                                  (87)
                                                              ------------------
    Total current liabilities                                           (9,764)
Non-current liabilities                                                 (4,663)
                                                              ------------------
    Total liabilities assumed                                          (14,427)
                                                              ------------------
Purchase price                                             $            37,469
                                                              ==================

The following unaudited condensed combined pro forma Statements of Operations for the six month periods ended June 30, 2004 and 2003 give effect to the SMS Acquisition and to the acquisition of certain of the assets, rights, properties, and assumed obligations of Acxiom Corporation by SMS on June 30, 2003 as if they all had occurred on the first day of each of the periods presented (January 1, 2004 and 2003).

The pro forma Statements of Operations may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future.
                CONSOLIDATED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------
                                              2004                  2003
                                        -----------------     ------------------

Revenues                                 $       48,177       $         46,000
Net loss                                 $       (1,449)      $         (2,051)
Net loss to common stockholders          $       (1,449)      $         (7,000)

Basic loss to common
    stockholders per common share        $        (0.09)                 (1.27)
                                            =============        ===============
Diluted loss to common
    stockholders per common
    share and share equivalents          $        (0.09)      $          (1.27)
                                            =============        ===============

Additions to goodwill reflect the excess of purchase price of acquired businesses over net assets acquired.

3.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Company's 2002 Stock Option and Stock Appreciation Rights Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. No compensation cost is reflected in the net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common shares on the date of the grant. Had compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                         THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------    ---------------------------------------
                                         2004                  2003                  2004                  2003
                                   ------------------    ------------------    ------------------    -----------------
Net income (loss) to common
    stockholders as reported       $           (262)     $         (2,396)     $            513      $        (4,574)

      Deduct stock-based
        employee compensation
        determined under the
        fair value method for all
        awards                               (1,091)                 (704)               (1,859)              (1,433)
                                      ---------------       ---------------       ---------------       --------------
            Pro forma              $         (1,353)     $         (3,100)     $         (1,346)     $        (6,007)
                                      ===============       ===============       ===============       ==============

Net income (loss) to common
    stockholders per share:
      Basic and diluted as
      reported                     $          (0.01)     $          (0.45)     $           0.03      $         (0.85)
                                      ===============       ===============       ===============       ==============
      Basic and diluted, pro
      forma                        $          (0.07)     $          (0.54)     $          (0.08)     $         (1.12)
                                      ===============       ===============       ===============       ==============


4.  NOTES PAYABLE

TERM LOANS

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

On April 2, 2004, the Company and the financial institution amended and restated the term loan agreement (the "Amended Term Loan Agreement") to provide a portion of the funding for the SMS Acquisition. The Amended Term Loan Agreement provided for a Term Loan A facility with a maximum borrowing capacity of $25 million and a Term Loan B facility with a maximum borrowing capacity of $15 million. The Company borrowed $15 million under the Term Loan B facility and, along with approximately $20 million from the private placement of the Company's common stock on March 30, 2004 (see Note 6), completed the SMS Acquisition. Term Loan B bore interest at the prime rate plus 3% with a floor of 9% and matured along with the Term Loan A on October 21, 2008. The term loans included monthly payments of interest beginning May 1, 2004 and monthly principal payments of $312,500 beginning in December 2004. The Amended Term Loan Agreement was guaranteed by each of the Company's subsidiaries. The Amended Term Loan Agreement was also secured by a pledge of substantially all of the assets of the Company and all of its subsidiaries.

On June 30, 2004, the Company repaid Term Loan A and Term Loan B in full, plus interest accrued, from the proceeds of the private placement of convertible debt described below, and the unamortized balance of $1,097 of deferred financing costs were written off.

CONVERTIBLE DEBT

On June 30, 2004, the Company completed a private offering of $60 million aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40 million of the net proceeds from this offering were used to repay the term loans described above. The remaining balance will be used to fund potential acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12 million of the Notes. Net proceeds to the Company after the additional purchase, net of discount, costs, and fees were approximately $69 million. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Neither the Notes nor the shares of the Company's common stock into which they will be convertible were registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On July 13, 2004, the Company filed a registration statement on Form S-3 covering the resale of the Notes and the shares of the Company's common stock into which they may be converted (the "Registration Statement"). This registration statement is not effective as of August 13, 2004.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of the Company's common stock at a specified conversion price, subject to certain adjustments. Upon conversion, the Company will have the right to deliver to the holders, at the Company's option, cash, shares of the Company's common stock, or a combination thereof. The conversion price will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. At the initial conversion price of $15.36, the $72 million of Notes would be convertible into 4,687,500 common shares. After the effective date of the Registration Statement and prior to the end of the 18th month thereafter, if the market price of the Company's common stock is less than 68.23% ($10.48 initially, subject to adjustment) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment); provided that (i) this adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one such reduction of the conversion price during the term of the Notes.

The holders may convert their Notes into shares of the Company's common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (a) during any fiscal quarter if the market price per share of the Company's common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (b) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value (as described in the prospectus) for the Notes during that period, subject to certain limitations; (c) if the Notes have been called for redemption; or (d) upon the occurrence of specified corporate transactions. The specified transactions include: (a) certain distributions to the Company's common stockholders of rights to acquire shares of the Company's common stock at a discount; (b) certain distributions to the Company's common stockholders when the distribution has a per share value in excess of 5% of the market price of the Company's common stock; and (c) a consolidation, merger or binding share exchange pursuant to which the Company's common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require the Company to repurchase all or part of the Notes. A consolidation, merger, or binding exchange noted above also may constitute a "change of control" in certain instances. If the "change of control" occurs prior to July 15, 2009, in certain instances, the Company may be required to pay a "make whole premium" when repurchasing the Notes.

The Company has a call option, pursuant to which it may redeem the Notes, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of the Company's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes less the amount of any interest actually paid on such Notes prior to the redemption date.

The holders of the Notes may require the Company to repurchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest.

As of June 30, 2004, the Company incurred costs and fees totaling $400,000 in connection with the issuance of the Notes. These costs will be amortized using the effective interest method over the twenty-year term of the Notes. The $2,520,000 discount ($2,100,000 at June 30, 2004) will be accreted to the book value of the Notes using the effective interest method over the same term. The unamortized costs are included in Other Assets on the consolidated balance sheet.


5.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

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

Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three-month periods ended June 30, 2004 and 2003, common stock equivalents of approximately 690,000 and 3,167,000, respectively, have been excluded and, for the six-month periods ended June 30, 2004 and 2003, common stock equivalents of approximately 741,000 and 3,198,000, respectively, have been excluded, since the effect of including such equivalents would have been antidilutive.

At its June 30 - July 1, 2004 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," about the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. The Notes issued by the Company on June 30, 2004 are CoCos. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, Earnings per Share, issuers of CoCos exclude the potential common shares underlying the CoCos from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation. While a traditional convertible debt instrument may dilute earnings per share right away (application of the "if-converted' method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met. The Task Force reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. As a result, the dilutive affect of contingently convertible debt should be included in the calculation of diluted earnings per share immediately upon issuance of the instrument (generally using the if-converted method). This represents a significant change in practice and will affect the Company. The Task Force tentatively concluded that its conclusion would be applied by retroactively restating earnings per share. The proposed effective date for Issue 04-08 has not been determined. Because the conclusions reached by the EITF on Issue 04-08 are tentative and subject to further discussion and approval by the FASB, the Company is continuing to analyze its impact on the reporting of its earnings per share.

6.  PRIVATE OFFERING OF SHARES

On March 30, 2004, in a private placement, the Company issued 2,917,000 shares of common stock in exchange for net proceeds of $28,373,000. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who participated in the private placement received certain registration rights with respect to the common stock issued in the private placement. Approximately $20 million of the proceeds of the private placement were used to fund the SMS Acquisition discussed in Note 2. The remaining balance of the amount raised will be used for the payment of fees and expenses of the offering and for working capital purposes. A registration statement on Form S-3 covering the shares issued in the private placement became effective on June 10, 2004.


7.  INCOME TAXES

In the period ended June 30, 2004, the Company recorded a tax benefit of $234,000 from the sale of New Jersey State net operating loss carryforwards ("NOLs"), offset by estimated state income tax expense of $28,000. At December 31, 2003, the Company had NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of a recapitalization of the Company's capital structure on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The Company's net deferred tax assets, including the benefit from the NOLs, have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.


8.  RELATED PARTY TRANSACTIONS

The initial purchaser of the Notes, described in Note 4 above, received $2,100,000, representing 3.5% of the $60,000,000 principal amount of the securities. In addition, the initial purchaser received $420,000 on the purchase of the additional $12,000,000 in July 2004. An affiliate of the initial purchaser beneficially owned 2.5% of the Company's common stock prior to the offering and such affiliate acquired Notes as part of the offering. Following the completion of the offering, the affiliate beneficially owned 5.8% and the initial purchaser beneficially owned 4.7% of the Company's outstanding common stock . Both the affiliate and the initial purchaser share the same common parent.


9.  SUBSEQUENT EVENTS

In July 2004, the Company established a $25 million non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances can be made during the first three years of the term of the facility and interest will be payable monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the outstanding balance will commence at the conclusion of the draw period and continue until March 2009 when any remaining balance will be due. Advances are subject to satisfying certain acquisition criteria and the approval of the lenders. The Company paid a 1.0% commitment fee at the closing of the loan and will pay a monthly unused-facility fee at the rate of 0.75% per annum until the Company borrows more than $10 million on a cumulative basis. The Company may incur prepayment penalties if it terminates the facility during the first 18 months or prepays any advance before the one-year anniversary of the applicable borrowing date. The Company has not requested any advances under this facility.

On August 1, 2004, the Company acquired MailWatch, a provider of outsourced e-mail security services, from EasyLink Services Corporation for consideration consisting of $3,500,000 in cash and approximately $1,500,000 in stock.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that we are a leading provider of information technology, or IT, and business process outsourcing services to enterprise clients. We deliver a full suite of managed and outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our nearly twenty year history, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for a total purchase price of approximately $37,469,000 including related acquisition costs of $1,441,000 and 135,892 shares of common stock of the Company valued at $1,439,000 (the "SMS Acquisition).

SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States. The operations of SMS are included in consolidated operations for the entire second quarter.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net income declined by $367,000 from income of $105,000 for the three months ended June 30, 2003 (the "Prior Year Quarter") to a loss of $262,000 for the three months ended June 30, 2004 (the "Current Quarter") on 81% higher revenues. For the Current Quarter, the results of operations include SMS and a one-time acceleration of a charge of $1,347,000 for fees related to loans repaid relating to 9.0% term loans of approximately $40 million. We repaid the term loans with a portion of the proceeds received from the issuance of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes").

For the Current Quarter, revenues increased $11,029,000 (81%) to $24,611,000 from $13,582,000 for the Prior Year Quarter. Approximately 16% of this growth is attributable to new and expanded customer contracts added during the past twelve months. The remainder, approximately $8,907,000, is attributable to revenues from clients added in the SMS Acquisition.

Costs of revenues increased $8,438,000 (92%) to $17,567,000 during the Current Quarter compared with $9,129,000 for the Prior Year Quarter. SMS represented $7,278,000 of this increase. The balance of $1,160,000 is attributable to costs related to new customer contracts added during the past twelve months and increased revenue from certain existing customer contracts.

Selling and promotion costs increased $164,000 (22%) to $905,000 in the Current Quarter from $741,000 for the Prior Year Quarter. SMS represents $158,000 of this increase.

General and administrative expenses increased $375,000 (25%) to $1,881,000 for the Current Quarter from $1,506,000 for the Prior Year Quarter. Without the addition of SMS, our general and administrative expenses would have declined by $123,000.

Depreciation and amortization of fixed assets and other intangibles increased $644,000 (44%), from $1,473,000 for the Prior Year Quarter to $2,117,000 for the Current Quarter. Depreciation of equipment and other fixed assets and amortization of the value of intangible customer lists at SMS totaled $417,000. Despite these increases, depreciation and amortization declined as a percentage of revenues, from 11% in the Prior Year Quarter to 9% for the Current Quarter as a result of the 81% increase in revenues.

Net interest expense of $2,416,000 was recorded for the Current Quarter compared with $620,000 for the Prior Year Quarter. As a result of the repayment of the term loans of approximately $40 million, discussed in Liquidity and Capital Resources below, the unamortized balance of costs and expenses of $1,347,000 relating to the term loans was expensed at June 30, 2004. The remainder of the net increase of $449,000 reflects an increase of $469,000 in interest expense, due to a larger average outstanding debt balance than in the Prior Year Quarter, offset by an increase in interest income of $20,000.

In the Current Quarter, we recorded an estimated state income tax benefit of $13,000, compared with state income tax expense of $8,000 recorded in the Prior Year Quarter. At December 31, 2003, we had Federal NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of our recapitalization on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The carrying value of our net deferred tax assets, including the benefit from the NOLs, has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had a net loss of $262,000 for the Current Quarter compared with income of $105,000 for the Prior Year Quarter. The net loss for the Current Quarter reflects the one-time acceleration of a charge of $1,347,000 for the unamortized balance of costs and expenses relating to the 9.0% term loans of approximately $40 million that were repaid during the Current Quarter. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $2,396,000 for the Prior Year Quarter. On October 21, 2003, we redeemed all outstanding preferred stock; therefore no accretion and dividends were recorded in the Current Quarter. We had a loss per common share of $0.01 on both a basic and diluted basis, compared with a loss of $0.45 per share for the Prior Year Quarter, also on both a basic and diluted basis. The number of weighted average shares increased from 5.4 million shares for the Prior Year Quarter to 18.3 million shares in the Current Quarter largely because of the issuance of 136,000 shares for the acquisition of SMS and private placements of (a) 9,739,111shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004. Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net income improved by $138,000 from $375,000 for the six months ended June 30, 2003 (the "Prior Period") to income of $513,000 for the six months ended June 30, 2004 (the "Current Period") on 49% higher revenues. For the Current Period, the results of operations include SMS from April 1, 2004 through June 30, 2004 and a one-time charge of $1,347,000 for fees related to loans repaid relating to 9.0% term loans of approximately $40 million. We repaid the term loans with a portion of the proceeds received from the issuance of the Notes.

For the Current Period, revenues increased $13,076,000 (49%) to $39,787,000 from $26,711,000 for the Prior Period. Approximately 16% of this growth is attributable to new customer contracts added during the past twelve months and increased revenue from certain existing customer contracts. The remainder, approximately $8,907,000, is attributable to revenues from clients added in the SMS Acquisition.

Costs of revenues increased $9,887,000 (55%) to $27,790,000 during the Current Period compared with $17,903,000 for the Prior Period. SMS represented $7,278,000 of this increase. The balance of $2,609,000 is attributable to organic growth.

Selling and promotion costs increased $187,000 (13%) to $1,641,000 in the Current Period from $1,454,000 for the Prior Period. SMS represents $158,000 of this increase.

General and administrative expenses increased $389,000 (14%) to $3,258,000 for the Current Period from $2,869,000 for the Prior Period. Without the addition of SMS, our general and administrative expenses would have declined by $109,000.

Depreciation and amortization of fixed assets and other intangibles increased $821,000 (28%) from $2,889,000 for the Prior Period to $3,710,000 for the
Current Period. Depreciation of equipment and other fixed assets and amortization of the value of intangible customer lists at SMS totaled $417,000. Despite these increases, depreciation and amortization declined as a percentage of revenues, from 11% in the Prior Period to 9% for the Current Period as a result of the 49% increase in revenues.

Net interest expense of $3,081,000 was recorded for the Current Period compared with $1,193,000 for the Prior Period. As a result of the repayment of the term loans of approximately $40 million, discussed in Liquidity and Capital Resources below, the unamortized balance of costs and expenses of $1,347,000 relating to the term loans was expensed during the Current Period. The remainder of the net increase of $541,000 reflects an increase of $584,000 in interest expense, due to a larger average outstanding debt balance than in the Prior Period, offset by an increase in interest income of $43,000.

In the Current Period, we recorded a tax benefit of $234,000 from the sale of New Jersey State net operating loss carryforwards ("NOLs"), offset by estimated state income tax expense of $28,000, compared with state income tax expense of $28,000 recorded in the Prior Period. At December 31, 2003, we had Federal NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of our recapitalization on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The carrying value of our net deferred tax assets, including the benefit from the NOLs, has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $513,000 for the Current Period compared with $375,000 for the Prior Period. Net income for the Current Period is after the one-time acceleration of a charge of $1,347,000 for the unamortized balance of costs and expenses relating to the 9.0% term loans of approximately $40 million that were repaid during the Current Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $4,574,000 for the Prior Period. On October 21, 2003, we redeemed all outstanding preferred stock; therefore no accretion and dividends were recorded in the Current Period. We had income per common share of $0.03 on both a basic and diluted basis, compared with a loss of $0.85 per share for the Prior Period, also on both a basic and diluted basis. The number of weighted average shares increased from 5.4 million shares for the Prior Period to 16.8 million shares in the Current Quarter largely because of the issuance of 136,000 shares for the acquisition of SMS and private placements of (a) 9,739,111shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004. The weighted average number of shares and share equivalents was 19.0 million in the Current Period compared with 5.4 million shares in the Prior Period. Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $865,000 for the six months ended June 30, 2004. During the Current Period, we had $513,000 of net income, $3,710,000 of depreciation and amortization, and a charge of $1,097,000 to expense the unamortized balance of costs and expenses relating to the repayment of approximately $40 million of 9.0% term loans. Significant working capital uses during the Current Period include the payment of of accrued expenses and accounts payable assumed in the SMS Acquisition, an increase of $595,000 in prepaid expenses net of amortization, the recognition of deferred revenue of $125,000, and $824,000 of costs relating to certain new clients that are being amortized over the various contract terms. Uses of working capital also include an increase in accounts receivable of $1,479,000. We expect our balance of accounts receivable to increase as our revenues increase.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for approximately $36 million in cash and costs and 135,892 shares of our common stock. As described below, the cash portion of the purchase price was funded with proceeds from a term loan and the issuance of common stock in a private placement.

Other investing activities during the six months ended June 30, 2004 include $748,000 for the purchase of property and equipment. During the Current Period, we also entered into capital leases on equipment having an aggregate carrying value of approximately $2,457,000.

In March 2004 we issued 2,917,000 shares of common stock in exchange for $28,373,000 net of fees and expenses. The shares were issued in a private placement to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Approximately $20 million of the proceeds of the private placement were used to fund the acquisition of SMS, discussed above. The remainder of the amount raised will be used for working capital purposes. A registration statement on Form S-3 covering the resale of the shares issued in the private placement became effective on June 10, 2004.

On October 21, 2003, in connection with the redemption of our redeemable preferred stock, we issued $25 million of senior secured term loans maturing in October 2008. These term loans were held by the prior holders of the redeemable preferred stock. On February 13, 2004, the term loans were purchased by a financial institution. The terms and conditions of the term loans were not materially altered. On April 2, 2004, the term loan agreement was amended and restated to provide a portion of the funding for the acquisition of SMS. On June 30, 2004, we repaid the outstanding balance on the term loans.

On June 30, 2004, we completed a private offering of $60 million aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40 million of the net proceeds from this offering were used to repay the 9.0% term loans described above. The remaining balance will be used to fund potential acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12 million of the Notes. Net proceeds after discount, costs, and fees were approximately $69 million. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Neither the Notes nor the shares of our common stock into which they will be convertible were registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On July 13, 2004, we filed a registration statement on Form S-3 covering the resale of the Notes and the shares of our common stock into which they may be converted (the "Registration Statement"). This registration statement is not yet effective as of August 9, 2004.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of our common stock, or a combination thereof. At the initial conversion price of $15.36, the $72 million of Notes would be convertible into 4,687,500 common shares. After the effective date of the Registration Statement and prior to the end of the 18th month thereafter, if the market price of our common stock is less than 68.23% ($10.48 initially, subject to adjustment) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment); provided that (i) this adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one such reduction of the conversion price during the term of the Notes.

The holders may convert their Notes into shares of our common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. The specified transactions include: (1) certain distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (2) certain distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (3) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes. A consolidation, merger, or binding exchange described in (3) above also may constitute a "change of control" in certain instances. If the "change of control" occurs prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" when repurchasing the Notes. The amount of the "make whole premium" is set forth in the indenture.

We have a call option, pursuant to which we may redeem the Notes, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date.

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest.

Other financing activities during the Current Period included $1,409,000 in payments of principal with respect to other debt and capital lease obligations and the receipt of $1,051,000 from exercises of options and warrants.

In July 2004, we established a $25 million, non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances can be made during the first three years of the term of the facility and interest will be payable monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the outstanding balance will commence at the conclusion of the draw period and continue until March 2009 when any remaining balance will be due. Advances are subject to satisfying certain acquisition criteria and the approval of the lenders. We paid a 1.0% commitment fee at the closing of the loan and will pay an unused facility fee at the rate of 0.75% per annum until we borrow more than $10 million on a cumulative basis. We may incur prepayment penalties if we terminate the facility during the first 18 months or prepay any advance prior to the prior to the one year anniversary of the applicable borrowing date. We have not requested any advances under this facility.

On August 1, 2004, we acquired MailWatch, a provider of outsourced e-mail security services, from EasyLink Services Corporation for consideration consisting of $3,500,000 in cash and approximately $1,500,000 in stock.

EBITDA

EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because we consider such information an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to us, many of which present EBITDA when reporting their results. We also use EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. Our credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with us. In addition, EBITDA is also widely used by the Company and other buyers to evaluate and price potential acquisition candidates.

For the three and six months ended June 30, 2004, our EBITDA was $4,258,000 and $7,098,000, respectively, compared with $2,206,000 and $4,485,000 for the three and six-month periods ended June 30, 2003, respectively.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. Generally Accepted Accounting Principles ("GAAP"). Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and (c) Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of our performance. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

The reconciliation of EBITDA with net income for the three and six-month periods ended June 30, 2004 and 2003 is as follows (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------    --------------------------------
                                                        2004              2003              2004              2003
                                                   ---------------    --------------    --------------    --------------
NET INCOME (LOSS)                                  $        (262)     $        105      $        513      $        375
Add (deduct):
    Income tax provision (benefit)                           (13)                8              (206)               28
    Net interest expense                                   2,416               620             3,081             1,193
   Depreciation and amortization                           2,117             1,473             3,710             2,889
                                                      ------------       -----------       -----------       -----------
EBITDA                                             $       4,258      $      2,206      $      7,098      $      4,485
                                                      ============       ===========       ===========       ===========


EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, income
(loss) from operating activities or any other performance measures derived in accordance with GAAP.

As of June 30, 2004, we had cash and equivalents of $31,170,000. We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing to fund significant acquisitions or other substantial investments.


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

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of June 30, 2004, we have established a full valuation allowance against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may generate in the future, as well as other factors including limitations that may arise from changes in our ownership, we could recognize no benefit from our deferred tax assets, or we could recognize some or all of their full value.

Earnings per Share

At its June 30 - July 1, 2004 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," about the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. The Notes issued by the Company on June 30, 2004 are CoCos. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, Earnings per Share, issuers of CoCos exclude the potential common shares underlying the CoCos from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation.

While a traditional convertible debt instrument may dilute earnings per share right away (application of the "if-converted' method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met. The Task Force reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. As a result, the dilutive affect of contingently convertible debt should be included in the calculation of diluted earnings per share immediately upon issuance of the instrument (generally using the if-converted method). This represents a significant change in practice and will affect the Company. The Task Force tentatively concluded that its conclusion would be applied by retroactively restating earnings per share.

The proposed effective date for Issue 04-08 has not been determined. Because the conclusions reached by the EITF on Issue 04-08 are tentative and subject to further discussion and approval by the FASB, the Company is continuing to analyze its impact on the reporting of earnings per share.

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

At June 30, 2004, our outstanding fixed rate debt was approximately $60,000,000 with interest payable semi-annually at 4%. If market rates decline, we run the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on then current market rates.

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

Foreign Currency Risks

We have no material foreign operations.


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)  Recent Issuances of Unregistered Securities

On April 2, 2004, in connection with the acquisition of ITO Acquisition Corporation, doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings"), Holdings was issued 135,892 restricted shares of the common stock of the Company as a portion of the purchase price. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 15, 2004, the stockholders elected two directors for a three-year term. The votes were as follows:
                              FOR         WITHHELD
Kathleen A. Perone          14,790,122        204,167
Michael B. Targoff          14,790,122        204,167

Messrs. Zach Lonstein, Robert B. Wallach, Patrick A. Dolan, and Howard L. Waltman have terms expiring in 2005 and beyond and continue as directors of the Company.

The stockholders also approved, by a vote of 10,965,397 for and 964,845 against with 438 abstaining to increase the total number of shares of common stock for which options may be granted under the Company's 2002 Stock Option and Stock Appreciation Rights Plan from 1,000,000 to 3,000,000 shares.

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

     3.2 By-Laws, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q/A filed May 17, 2004.

     4.1 Securities Purchase Agreement, dated as of March 24, 2004, by and among the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed April 1, 2004.

     4.2 Registration Rights Agreement, dated as of March 24, 2004, by and the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed April 1, 2004.

     4.3 Indenture, dated as of June 30, 2004, between the Company as issuer and Wells Fargo Bank, National Association, as trustee; and form of 4.00% Convertible Senior Notes due 2024, incorporated by reference to a Registration Statement on Form S-3 filed July 13, 2004.

     4.4 Resale Rights Agreement, dated as of June 30, 2004, by and between the Company and Lehman Brothers, Inc. regarding the Company's 4.00% Convertible Senior Notes due 2024.

     10.1 Amended and Restated Term Loan Agreement, dated as of April 2, 2004 between the lenders named therein and the Company, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed April 7, 2004.

     10.2 Guaranty and Security Agreement, dated as of April 2, 2004, between SMS and CapitalSource, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed April 7, 2004.

     10.3 Amended and Restated Stock Pledge Agreement, dated as of April 2, 2004, among the Company, Amquest, Inc. and CapitalSource, incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed April 7, 2004.

     10.4 Employment Agreement, dated as of April 2, 2004, by and between the Company and Patrick A. Dolan, incorporated by reference to Exhibit
          10.4 to a Current Report on Form 8-K filed April 7, 2004.

     10.5 Employment Agreement, dated as of April 2, 2004, by and between the Company and Jim Cortens, incorporated by reference to Exhibit 10.5 to a Current Report on Form 8-K filed April 7, 2004.

     10.6 Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2004, between the lenders named therein and the Company, incorporated by reference to a Registration Statement on Form S-3 filed July 13, 2004

     10.7 Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders.

     10.8 Guarantee and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC.

     10.9 Stock Pledge Agreement Dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC.

     14 Code of Ethics, incorporated by reference to the Company's definitive Proxy Statement filed on April 29, 2004.

     31   Certifications required by Rule 13a-14(a) to be filed.

     32 Certifications required by Rule 13a-14(b) to be furnished but not filed.



 (b) Reports on Form 8-K

     On April 1, 2004, the Company announced the closing of the $30.6 million private placement of securities previously reported on March 26, 2004.

     On April 7, 2004, the Company announced the closing of the acquisition of ITO Acquisition Corporation previously reported on March 4, 2004.

     On May 17, 2004, the Company released earnings for the first quarter of 2004.

     On June 10, 2004, the Company amended the Form 8-K filed on April 7, 2004 to add financial statements and pro forma financial information.

     On June 23, 2004, the Company announced guidance for the remainder of 2004 and for 2005.

     On June 23, 2004, the Company announced a proposal to issue up to $72 million of Convertible Senior Notes due 2024.

     On June 30, 2004, the Company announced the closing of $60 million of the Convertible Senior Notes at 4%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.

August 13, 2004                        /s/ ZACH LONSTEIN
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

August 13, 2004                        /s/ WILLIAM J. McHALE
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance