Form 10-Q
period 2004-09-30
INFOCROSSING INC
filed 2004-11-15
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2004

                         Commission file number: 0-20824

                               INFOCROSSING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                         DELAWARE                   13-3252333
             -------------------------------    -------------------
             (State or other jurisdiction of       (IRS Employer
              incorporation or organization)    Identification No.)

                   2 CHRISTIE HEIGHTS STREET, LEONIA, NJ 07605
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 18,953,975 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 11, 2004.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE
                                    AMOUNTS)
                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                    2004                2003
                                                                              -----------------   -----------------
                                                                                (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                       $        38,743      $       10,073
   Trade accounts receivable, net of allowances for
        doubtful accounts of $646 and $570, respectively                               12,027               3,592
   Due from related parties                                                               234                 226
   Prepaid license fees                                                                 1,676                 945
   Other current assets                                                                 4,130               1,780
                                                                                 --------------       -------------
                                                                                       56,810              16,616
                                                                                 --------------       -------------

PROPERTY and EQUIPMENT, net                                                            22,666              18,249
                                                                                 --------------       -------------
OTHER ASSETS:
   Deferred software, net                                                               1,049               1,264
   Goodwill                                                                            77,837              28,361
   Other intangible assets, net                                                         2,524                 788
   Security deposits and other non-current assets                                       2,582               1,384
                                                                                 --------------       -------------
                                                                                       83,992              31,797
                                                                                 --------------       -------------
TOTAL ASSETS                                                                  $       163,468      $       66,662
                                                                                 ==============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $         6,215      $        2,768
   Current portion of long-term debt and capitalized lease obligations                  3,628               2,559
   Current portion of accrued loss on leased facilities                                   215                 202
   Accrued expenses                                                                     6,408               1,516
   Deferred revenue                                                                     1,235               1,356
                                                                                 --------------       -------------
                                                                                       17,701               8,401
LONG-TERM LIABILITIES:
   Convertible notes                                                                   69,511              -
   Other long-term debt and capitalized lease obligations                               6,275              25,732
   Accrued loss on leased facilities, net of current portion                              557                 732
   Deferred revenue, net of current portion                                            -                       42
   Other long-term liabilities                                                          1,703                 954
                                                                                 --------------       -------------
TOTAL LIABILITIES                                                                      95,747              35,861
                                                                                 --------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued           -                   -
   Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 19,305,468 and 15,732,038, respectively                                           193                 157
   Additional paid-in capital                                                         144,182             109,565
   Accumulated deficit                                                                (73,516)            (76,070)
                                                                                 --------------       -------------
                                                                                       70,859              33,652
   Less 618,969 and 594,990 shares, respectively,
         of common stock held in treasury, at cost                                     (3,138)             (2,851)
                                                                                 --------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                             67,721              30,801
                                                                                 --------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       163,468      $       66,662
                                                                                 ==============       =============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2004                  2003                  2004                  2003
                                              ------------------    ------------------    ------------------    -----------------
                                                            (UNAUDITED)                                (UNAUDITED)
REVENUES                                      $         26,445      $         14,114      $         66,232      $        40,825
                                                 ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding
      depreciation shown below                          18,514                 9,363                46,303               27,266
   Selling and promotion costs                             801                   805                 2,442                2,259
   General and administrative expenses                   1,859                 1,274                 5,117                4,143
   Depreciation and amortization                         2,186                 1,561                 5,896                4,450
                                                 ---------------       ---------------       ---------------       --------------
                                                        23,360                13,003                59,758               38,118
                                                 ---------------       ---------------       ---------------       --------------

INCOME FROM OPERATIONS                                   3,085                 1,111                 6,474                2,707
                                                 ---------------       ---------------       ---------------       --------------
Interest income                                           (126)                  (15)                 (206)                 (52)
Fees related to loans repaid                             -                    -                      1,347               -
Interest expense                                           969                   641                 2,783                1,871
                                                 ---------------       ---------------       ---------------       --------------
                                                           842                   626                 3,924                1,819
                                                 ---------------       ---------------       ---------------       --------------
INCOME BEFORE INCOME TAXES                               2,243                   485                 2,550                  888

Income tax (benefit) expense                               202                    34                    (4)                  62
                                                 ---------------       ---------------       ---------------       --------------

NET INCOME                                               2,041                   451                 2,554                  826

Accretion and dividends on redeemable
    preferred stock                                     -                     (2,556)               -                    (7,506)
                                                 ---------------       ---------------       ---------------       --------------

NET INCOME (LOSS) TO COMMON
    STOCKHOLDERS                              $          2,041      $         (2,105)     $          2,554      $        (6,680)
                                                 ===============       ===============       ===============       ==============

BASIC INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders   $           0.11      $          (0.39)     $           0.15      $         (1.24)
                                                 ===============       ===============       ===============       ==============

   Weighted average number of common
      shares outstanding                            18,620,252             5,386,340            17,382,089            5,382,725
                                                 ===============       ===============       ===============       ==============

DILUTED INCOME (LOSS) PER SHARE:
   Net income (loss) to common stockholders   $           0.10      $          (0.39)     $           0.13      $         (1.24)
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
       common shares and share equivalents
       outstanding                                  21,088,760             5,386,340            19,599,100            5,382,725
                                                 ===============       ===============       ===============       ==============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                COMMON                     ADDITIONAL          ACCUMULATED          TREASURY
                                SHARES     PAR VALUE     PAID IN CAPITAL         DEFICIT          STOCK AT COST         TOTAL
                               --------    ---------    ----------------    -----------------    --------------    ---------------
Balances,                       15,732     $    157      $      109,565      $       (76,070)     $     (2,851)     $      30,801
   December 31, 2003

Exercises of stock options          48            1                 427                -                  (287)               141

Issuance of a warrant            -            -                     137                -                 -                    137

Non- employee option
     issued for services         -            -                      31                -                 -                     31

Shares issued in connection
    with acquisitions              259            3               2,936                -                 -                  2,939

Exercises of warrants              349            3               2,742                -                 -                  2,745

Private placement of
     common stock                2,917           29              28,344                -                 -                 28,373

Net income                       -            -                   -                    2,554             -                  2,554
                               --------    ---------       -------------       --------------       -----------       ------------
Balances,
   September 30, 2004           19,305     $    193      $      144,182      $       (73,516)     $     (3,138)     $      67,721
                               ========    =========       =============       ==============       ===========       ============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       -------------------------------------------
                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------------------
                                                                                               2004                    2003
                                                                                       -------------------    --------------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $           2,554      $              826
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                   5,896                   4,450
   Accretion of discounted debentures                                                             -                          424
    Unamortized fees related to loans repaid                                                       1,097                  -
    Amortization of debt discount                                                                     31                  -
    Non-employee option and warrant issued                                                           168                  -
   Interest on related party balances                                                                 (8)                     (7)
   Decrease (increase) in:
     Trade accounts receivable                                                                    (5,122)                    825
     Prepaid license fees and other current assets                                                (1,863)                   (850)
     Security deposits and other non-current assets                                                 (449)                    (21)
   Increase (decrease) in:
     Accounts payable                                                                                859                  (1,082)
     Income taxes payable                                                                            230                      62
     Accrued expenses                                                                             (3,372)                   (450)
     Payments on accrued loss on leased facilities                                                  (119)                   (111)
     Deferred revenue and other liabilities                                                          177                    (260)
                                                                                          ----------------       -----------------
          Net cash provided by operating activities                                                   79                   3,806
                                                                                          ----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                               (852)                 (1,253)
   Payment of purchase price and costs relating to acquisitions, net of cash acquired            (42,785)                   (350)
   Increase in deferred software costs                                                              (233)                    (90)
                                                                                          ----------------       -----------------
          Net cash used in investing activities                                                  (43,870)                 (1,693)
                                                                                          ----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                   28,373                  -
   Proceeds from Term Loans                                                                       15,000                  -
   Proceeds from a private placement of convertible notes                                         69,480                  -
   Payment of costs related to the convertible notes and Term Loans                                 (655)                 -
   Repayment of Term Loans, other debt and capitalized leases                                    (42,581)                 (1,737)
   Exercises of stock options and warrants                                                         2,886                      52
                                                                                          ----------------       -----------------
          Net cash provided by (used in) financing activities                                     72,503                  (1,685)
                                                                                          ----------------       -----------------
          Net cash provided by continuing operations                                              28,712                     428

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                         (42)                    (38)
                                                                                          ----------------       -----------------
Net increase in cash and equivalents                                                              28,670                     390
Cash and equivalents, beginning of period                                                         10,073                   7,026
                                                                                          ----------------       -----------------
Cash and equivalents, end of the period                                                $          38,743      $            7,416
                                                                                          ================       =================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $             956      $              334
                                                                                          ================       =================
     Income taxes                                                                      $             103      $              132
                                                                                          ================       =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired under capital leases                                           $           4,464      $            2,108
                                                                                          ================       =================
     Common stock issued in connection with an acquisition                             $           2,939                   -
                                                                                          ================       =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $             287      $           -
                                                                                          ================       =================
     Additional Debentures issued in lieu of a cash payment of interest                $           -          $            1,310
                                                                                          ================       =================

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2004 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.


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


2.  ACQUISITIONS

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for $34,589,000 in cash, $1,441,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000 (the "SMS Acquisition"). The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price, goodwill of $40,660,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to customer contracts and relationships, was recorded. The intangible asset has an estimated useful life of five years. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through September 30, 2004, such contingent consideration totaled $222,000, which was recorded as additional goodwill.

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
                                                              ==================

The following unaudited condensed combined pro forma Statements of Operations for the nine month periods ended September 30, 2004 and 2003 give effect to the SMS Acquisition and to the acquisition of certain of the assets, rights, properties, and assumed obligations of Acxiom Corporation by SMS on June 30, 2003 as if they all had occurred on the first day of each of the periods presented (January 1, 2004 and 2003).

The pro forma Statements of Operations may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future.
                CONSOLIDATED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------
                                                2004                  2003
                                         -----------------    ------------------
Revenues                                 $       74,622       $          68,867
                                            =============        ===============
Net income (loss)                        $        1,006       $         (3,124)
                                            =============        ===============
Net income (loss) to common stockholders $        1,006       $        (10,630)
                                            =============        ===============
Basic income (loss) to common
    stockholders per common share        $         0.06                  (1.93)
                                            =============        ===============
Diluted income (loss) to common
    stockholders per common
    share and share equivalents          $         0.05       $          (1.93)
                                            =============        ===============

During the period ended September 30, 2004, the Company used $7,090,000 in cash, incurred approximately $180,000 of acquisition-related costs, and issued 123,193 shares of common stock valued at $1,500,000 for other acquisitions. These acquisitions were accounted for using the purchase method of accounting. The allocation of purchase price is as follows: customer lists with a life of five years for $500,000, $100,000 in fixed assets, $424,000 of assumed liabilities, and goodwill of $8,594,000.

3.  STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors under the Company's 2002 Stock Option and Stock Appreciation Rights Plan in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations. No compensation cost is reflected in the net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common shares on the date of the grant. Had compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's income (loss) in thousands of dollars and income (loss) per common share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                      THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------    ---------------------------------------
                                         2004                  2003                  2004                  2003
                                   ------------------    ------------------    ------------------    -----------------
Net income (loss) to common
    stockholders as reported       $          2,041      $         (2,105)     $          2,554      $        (6,680)

    Deduct stock-based
     employee compensation
     determined under the fair
     value method for all awards             (1,601)                 (499)               (3,461)              (1,523)
                                      ---------------       ---------------       ---------------       --------------
            Pro forma              $            440      $         (2,604)     $           (907)     $        (8,203)
                                      ===============       ===============       ===============       ==============
Net income (loss) to common
    stockholders per share
      Basic as reported            $           0.11      $          (0.39)     $           0.15      $         (1.24)
                                      ===============       ===============       ===============       ==============
      Diluted as reported                      0.10                 (0.39)                 0.13                (1.24)
                                      ===============       ===============       ===============       ==============
      Basic, pro forma             $           0.02      $          (0.48)     $          (0.05)     $         (1.52)
                                      ===============       ===============       ===============       ==============
      Diluted, pro forma                       0.02                 (0.48)                (0.05)               (1.52)
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

On April 2, 2004, the Company and the financial institution amended and restated the term loan agreement (the "Amended Term Loan Agreement") to provide a portion of the funding for the SMS Acquisition. The Amended Term Loan Agreement provided for a Term Loan A facility with a maximum borrowing capacity of $25 million and a Term Loan B facility with a maximum borrowing capacity of $15 million. The Company borrowed $15 million under the Term Loan B facility and, along with approximately $20 million from the private placement of the Company's common stock on March 30, 2004 (see Note 6), completed the SMS Acquisition. Term Loan B bore interest at the prime rate plus 3% with a floor of 9% and was scheduled to mature along with the Term Loan A on October 21, 2008. The term loans included monthly payments of interest beginning May 1, 2004 and monthly principal payments of $312,500 beginning in December 2004. The Amended Term Loan Agreement was guaranteed by each of the Company's subsidiaries. The Amended Term Loan Agreement was also secured by a pledge of substantially all of the assets of the Company and all of its subsidiaries. The amount of the "make-whole premium" is set forth in the indenture.

On June 30, 2004, the Company repaid Term Loan A and Term Loan B in full, plus interest accrued, from the proceeds of the private placement of convertible debt described below, and the unamortized balance of $1,097 of deferred financing costs were written off.

CONVERTIBLE DEBT

On June 30, 2004, the Company completed a private offering of $60 million aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40 million of the net proceeds from this offering were used to repay the term loans described above. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12 million of the Notes. Net proceeds to the Company after discount and fees were approximately $69 million. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Neither the Notes nor the shares of the Company's common stock into which they will be convertible were registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On July 13, 2004, the Company filed a registration statement on Form S-3 covering the resale of the Notes and the shares of the Company's common stock into which they may be converted (the "Registration Statement"). This registration statement is not yet effective as of November 14, 2004.

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

There are no financial covenants, other than a limitation on the incurrence of additional indebtedness, as defined in the indenture. The Company is not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by the Company.

The holders may convert their Notes into shares of the Company's common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (a) during any fiscal quarter if the market price per share of the Company's common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (b) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value (as described in the prospectus) for the Notes during that period, subject to certain limitations; (c) if the Notes have been called for redemption; or (d) upon the occurrence of specified corporate transactions. The specified transactions include: (a) certain distributions to the Company's common stockholders of rights to acquire shares of the Company's common stock at a discount; (b) certain distributions to the Company's common stockholders when the distribution has a per share value in excess of 5% of the market price of the Company's common stock; and (c) a consolidation, merger or binding share exchange pursuant to which the Company's common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require the Company to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurs prior to July 15, 2009, in certain instances, the Company may be required to pay a "make whole premium" when repurchasing the Notes.

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

As of September 30, 2004, the Company has incurred costs and fees totaling $400,000 in connection with the issuance of the Notes. These costs are being amortized using the effective interest method over the twenty-year term of the Notes. The unamortized costs are included in Other Assets on the consolidated balance sheet. The Notes were recorded net of a 3.5% discount. The $2,520,000 discount ($2,489,000 at September 30, 2004) will be accreted to the book value of the Notes using the effective interest method over the same term.

NON-REVOLVING LOAN FACILITY

In July 2004, the Company established a $25 million non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances can be made during the first three years of the term of the facility and interest will be payable monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the outstanding balance will commence at the conclusion of the draw period on July 1, 2007 and continue until March 2009 when any remaining balance will be due. Advances are subject to satisfying certain acquisition criteria and the approval of the lenders. The Company paid a 1.0% commitment fee at the closing of the loan and will pay a monthly unused-facility fee at the rate of 0.75% per annum until the Company borrows more than $10 million on a cumulative basis. The Company may incur prepayment penalties if it terminates the facility during the first 18 months or prepays any advance before the one-year anniversary of the applicable borrowing date. There were no amounts outstanding under the non-revolving loan facility at September 30, 2004. The facility and any loans made under the facility are guaranteed by all of the Company's subsidiaries, and any such loans and the guarantees are secured by a first-priority interest on substantially all of the Company's assets, including the capital stock and assets of the subsidiaries. The facility contains certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the facility limit the Company's ability to pay dividends. The Company was in compliance with such covenants at September 30, 2004.

On October 1, 2004, the Company borrowed $24.4 million under this facility to pay a portion of the cost of an acquisition (See Note 10). The amount borrowed represents the full loan availability under the line. The $0.6 million balance must remain available in the event the Company is required to fund an Interest Reserve, as defined in the loan agreement.


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

Certain common stock equivalents that are currently antidilutive may be dilutive in the future. In determining the diluted loss per common share for the three-month periods ended September 30, 2004 and 2003, common stock equivalents of approximately 740,000 and 3,488,000, respectively, have been excluded and, for the nine-month periods ended September 30, 2004 and 2003, common stock equivalents of approximately 741,000 and 3,253,000, respectively, have been excluded, since the effect of including such equivalents would have been antidilutive.

At its June 30 - July 1, 2004 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on EITF ISSUE NO. 04-08, "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE," about the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. The Notes issued by the Company as of September 30, 2004 are CoCos. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, EARNINGS PER SHARE, issuers of CoCos exclude the potential common shares underlying the CoCos from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation. While a traditional convertible debt instrument may dilute earnings per share right away (application of the "if-converted' method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met.

The Task Force reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. This conclusion was affirmed at the EITF's September 29-30, 2004 meeting. It is anticipated that FASB will amend Statement 128 effective for statement reporting periods ending after December 15, 2004. Beginning with the Company's annual report on Form 10K for December 31, 2004, the dilutive affect of contingently convertible debt will be included in the calculation of diluted earnings per share, using the if-converted method. Although the Company believes that the if-converted method will dilute earnings per share in the future, for the three and nine months ended September 30, 2004, the calculation increases diluted earnings per share by $0.01 and $0.02, respectively.


6.  PRIVATE OFFERING OF SHARES

On March 30, 2004, in a private placement, the Company issued 2,917,000 shares of common stock in exchange for net proceeds of $28,373,000. The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Investors who participated in the private placement received certain registration rights with respect to the common stock issued in the private placement. Approximately $20 million of the proceeds of the private placement were used to fund the SMS Acquisition discussed in Note 2. The remaining balance of the amount raised was used for the payment of fees and expenses of the offering and for working capital purposes. A registration statement on Form S-3 covering the shares issued in the private placement became effective on June 10, 2004.


7.  INCOME TAXES

In the period ended September 30, 2004, the Company recorded a tax benefit of $234,000 from the sale of New Jersey State net operating loss carryforwards ("NOLs"), offset by estimated state income tax expense of $230,000. At December 31, 2003, the Company had NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of a recapitalization of the Company's capital structure on October 21, 2003, the timing and use of these NOLs in future years is expected to be limited in any one year. The Company's net deferred tax assets, including the benefit from the NOLs, have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.


8.  RELATED PARTY TRANSACTIONS

The initial purchaser of the Notes described in Note 4 above, Lehman Brothers, Inc. ("Lehman"), received a discount of $2,520,000, representing 3.5% of the $72,000,000 principal amount of the securities. An affiliate of the initial purchaser, LBI Group, Inc. ("LBI"), beneficially owned 2.5% of the Company's common stock prior to the offering acquired Notes as part of the offering. Following the completion of the offering, LBI beneficially owned 5.8% and Lehman beneficially owned 4.7% of the Company's outstanding common stock. Both LBI and Lehman share the same common parent. In September 2004, Lehman sold $4,000,000 in Notes to an investor, reducing the Lehman's beneficial ownership to 3.3%.

9.  LEGAL PROCEEDINGS

On November 1, 2004, the Company was served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. The Company acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after the Company's acquisition of West.

West has requested indemnification pursuant to the Stock Purchase Agreement between the Company and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to the Company, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock.

Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserts a claim for unpaid commissions of approximately $30,000. Responsive pleadings are not due as of the date of filing this Form 10-Q.

The Company is continuing to evaluate the effect of these actions, however it does believe that the above matters will be resolved without any material adverse impact on the Company's financial position, results of operations, or cash flows.


10. SUBSEQUENT EVENTS

On October 1, 2004, the Company acquired a segment of Verizon Information Technologies Inc. ("VITI"). The sale was structured as an acquisition of the common stock of VITI for a cash purchase price of $43,500,000. The Company financed the $43,500,000 purchase price by borrowing $24,375,000 from the non-revolving loan facility to pay a portion of the cost of the acquisition and utilizing cash on hand for the remaining balance. Immediately following the acquisition, VITI's name was changed to Infocrossing Healthcare Services, Inc.

On November 3, 2004, the Company announced the resignation of Patrick A. Dolan, who had served as President, Chief Operating Officer and Director since April 2004. Robert B. Wallach, Vice-Chairman and Director, re-assumed the roles of President and Chief Operating Officer. Mr. Wallach had held these positions prior to the appointment of Mr. Dolan in April 2004.

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

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for a total purchase price of approximately $37,469,000 including related acquisition costs of $1,441,000 and 135,892 shares of our common stock valued at $1,439,000 (the "SMS Acquisition). In June 2004, the name of this subsidiary was changed to Infocrossing West, Inc. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through September 30, 2004, such contingent consideration totaled $222,000, which was recorded as additional goodwill.

SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States.

During the period ended September 30, 2004, we used $7,090,000 in cash, incurred an estimated $180,000 of acquisition-related costs, and issued 123,193 shares of common stock valued at $1,500,000 for other acquisitions, including a business that offers e-mail security services. The acquired businesses are being integrated into the Company so that the entire enterprise will benefit from operational leverage and consolidation. These acquisitions were accounted for using the purchase method of accounting. The allocation of purchase price is as follows: customer lists with a five-year life for $500,000, $100,000 in fixed assets, $424,000 in assumed liabilities, and goodwill of $8,594,000.

The operations of SMS and the other acquisitions are included in consolidated operations from the date of the respective acquisitions in the second and third quarters of 2004.

On October 1, 2004, we acquired a segment of Vertizon Information Technologies, Inc. ("VITI") for a total purchase price of $43,500,000.

On November 3, 2004, the Company announced the resignation of Patrick A. Dolan, who had served as President, Chief Operating Officer and Director since April 2004. Robert B. Wallach, Vice-Chairman and Director, re-assumed the roles of President and Chief Operating Officer. Mr. Wallach had held these positions prior to the appointment of Mr. Dolan in April 2004.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income increased by $1,590,000 from income of $451,000 for the three months ended September 30, 2003 (the "Prior Year Quarter") to income of $2,041,000 for the three months ended September 30, 2004 (the "Current Quarter") on 87% higher revenues. For the Current Quarter, the results of operations include SMS and other acquisitions.

For the Current Quarter, revenues increased $12,331,000 (87%) to $26,445,000 from $14,114,000 for the Prior Year Quarter. Approximately $9,567,000 of this growth is attributable to revenue from clients added as the result of acquisitions. The remainder of approximately $2,764,000 represents organic growth, including $1,231,000 related to services performed on a special project.

Costs of revenues increased $9,151,000 (98%) to $18,514,000 during the Current Quarter compared with $9,363,000 for the Prior Year Quarter. The increase results from the expansion of revenues from both acquisitive and organic growth. Costs of revenues as a percentage of revenues increased from 66% in the Prior Year Quarter to 70% in the Current Quarter, reflecting a lower gross margin. We had expected our gross margins to decline until the completion of the integration of SMS. At the time of its acquisition, SMS had not reached critical mass on a standalone basis so its gross margins were lower than ours. The lower gross margin was in part due to not making certain planned personnel reductions in the Current Quarter. These reductions were eliminated as a result of the increased labor requirements for the integration of VITI. We expect our gross margin to improve as the integration of the acquisitions progress.

Selling and promotion costs were virtually unchanged in the Current Quarter compared with the Prior Year Quarter, and as a result declined as a percentage of revenues from 6% in the Prior Year Quarter to 3% in the Current Quarter. The reduction as a percentage of revenue reflects the benefits of integration of the acquired businesses.

General and administrative expenses increased $585,000 (46%) to $1,859,000 for the Current Quarter from $1,274,000 for the Prior Year Quarter. General and administrative expenses declined as a percentage of revenue from 9% in the Prior Year Quarter to 7% in the Current Quarter, reflecting the benefits of operational leverage and consolidation of the acquired businesses. Approximately $472,000, or 81% of the total increase, was related to the acquisition of SMS. Approximately $78,000 (13% of the total increase) was due to professional fees relating to Sarbanes Oxley documentation and certification.

Depreciation and amortization of fixed assets and other intangibles increased $625,000 (40%), from $1,561,000 for the Prior Year Quarter to $2,186,000 for the Current Quarter. Depreciation of equipment and other fixed assets and amortization of the value of customer lists related to acquisitions totaled $303,000 in the Current Quarter. Despite these increases, depreciation and amortization decreased as a percentage of revenues to 9% in the Current Quarter as compared with 11% in the Prior Year Quarter.

Net interest expense of $842,000 was recorded for the Current Quarter compared with $626,000 for the Prior Year Quarter. The net increase of $216,000 reflects an increase of $111,000 in interest income and an increase of $327,000 in interest expense, due to larger average outstanding balances of both cash and debt than in the Prior Year Quarter.

In the Current Quarter, we recorded an estimated state income tax expense of $202,000, compared with state income tax expense of $34,000 recorded in the Prior Year Quarter. At December 31, 2003, we had Federal net operating loss carryforwards ("NOLs") of approximately $37.3 million that begin to expire in 2019. As a result of the redemption of our preferred stock on October 21, 2003 and the subsequent issuances of common stock, the timing and use of these NOLs in future years is expected to be limited in any one year. The carrying value of our net deferred tax assets, including the benefit from the NOLs, has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

We had net income of $2,041,000 for the Current Quarter compared with net income of $451,000 for the Prior Year Quarter. Net loss to common shareholders of $2,105,000 for the Prior Year Quarter reflects a charge of $2,556,000 for the accretion and dividends on redeemable preferred stock. On October 21, 2003, we redeemed all outstanding preferred stock; therefore no accretion and dividends were recorded in the Current Quarter. We had income per common share of $0.11 on a basic basis and $0.10 on a diluted basis, compared with a loss of $0.39 per share for the Prior Year Quarter, on both a basic and diluted basis. The number of weighted average shares increased from 5.4 million shares for the Prior Year Quarter to 18.6 million shares on a basic basis and 21.1 million shares on a diluted basis in the Current Quarter, largely because of the issuance of 259,000 shares for acquisitions in 2004; private placements of (a) 9,739,111shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004; and 349,000 shares issued upon exercise of warrants granted as part of the convertible notes financing in July 2004. Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net income improved by $1,728,000 from $826,000 for the nine months ended September 30, 2003 (the "Prior Period") to income of $2,554,000 for the nine months ended September 30, 2004 (the "Current Period") on 62% higher revenues. For the Current Period, the results of operations include SMS and other acquisitions and a one-time charge of $1,347,000 for fees related to loans repaid relating to 9.0% term loans of approximately $40 million. We repaid the term loans with a portion of the proceeds received from the issuance of the Notes.

For the Current Period, revenues increased $25,407,000 (62%) to $66,232,000 from $40,825,000 for the Prior Period. Approximately $19,233,000 of this growth is attributable to revenues from clients added as a result of acquisitions. The remainder of approximately $6,174,000 represents organic growth, including $1,231,000 related to services performed on a special project.


Costs of revenues increased $19,037,000 (70%) to $46,303,000 during the Current Period compared with $27,266,000 for the Prior Period. The increase results from the expansion of revenues from both acquisitive and organic growth. Costs of revenues as a percentage of revenues increased from 67% in the Prior Period to 70% in the Current Period, reflecting a lower gross margin. We had expected our gross margins to decline until the completion of the integration of SMS. At the time of its acquisition, SMS had not reached critical mass on a stand alone basis so its gross margins were lower than ours. The lower gross margin was in part due to not making certain planned personnel reductions in the Current Period. These reductions were eliminated as a result of the increased labor requirements for the integration of VITI. We expect our gross margin to improve as the integration of the acquisitions progress.

Selling and promotion costs increased $183,000 (8%) to $2,442,000 in the Current Period from $2,259,000 for the Prior Period, but declined as a percentage of revenue from 6% in the Prior Period to 4% in the Current Period. The reduction as a percentage of revenue reflects the benefits of the integration of the acquired businesses.

General and administrative expenses increased $974,000 (23%) to $5,117,000 for the Current Period from $4,143,000 for the Prior Period, but declined as a percentage of revenue from 10% in the Prior Period to 8% in the Current Period, reflecting the benefits of operational leverage and consolidation of the acquired businesses. $970,000 of the increase related to expenses from the SMS acquisition.

Depreciation and amortization of fixed assets and other intangibles increased $1,446,000 (32%) from $4,450,000 for the Prior Period to $5,896,000 for the
Current Period. Depreciation of equipment and other fixed assets and amortization of the value of customer lists related to acquisitions totaled $718,000. Despite these increases, depreciation and amortization declined as a percentage of revenues, from 11% in the Prior Period to 9% for the Current Period as a result of the 62% increase in revenues.

Net interest expense of $3,924,000 was recorded for the Current Period compared with $1,819,000 for the Prior Period. As a result of the repayment of the term loans of approximately $40 million, discussed in Liquidity and Capital Resources below, the unamortized balance of costs and expenses of $1,347,000 relating to the term loans was expensed during the Current Period. The remainder of the net increase of $758,000 reflects an increase of $912,000 in interest expense, due to a larger average outstanding debt balance than in the Prior Period, offset by an increase in interest income of $154,000.

In the Current Period, we recorded a tax benefit of $234,000 from the sale of New Jersey State NOLs, offset by estimated state income tax expense of $230,000, compared with state income tax expense of $62,000 recorded in the Prior Period. At December 31, 2003, we had Federal NOLs of approximately $37.3 million for federal income tax purposes that begin to expire in 2019. As a result of the redemption of our preferred stock on October 21, 2003 and subsequent issuances of common stock, the timing and use of these NOLs in future years is expected to be limited in any one year. The carrying value of our net deferred tax assets, including the benefit from the NOLs, has been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefits.

Net income for the Current Period was $2,554,000 compared with $826,000 for the Prior Period. Net income for the Current Period is after the one-time charge of $1,347,000 for the unamortized balance of costs and expenses relating to the 9.0% term loans of approximately $40 million that were repaid during the Current Period. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $6,680,000 for the Prior Period. On October 21, 2003, we redeemed all outstanding preferred stock; therefore no accretion and dividends were recorded in the Current Period. We had income per common share of $0.15 on a basic basis and $0.13 on a diluted basis, compared with a loss of $1.24 per share for the Prior Period, on both a basic and diluted basis. The number of weighted average shares increased from 5.4 million shares on both a basic and diluted basis for the Prior Period to 17.4 million shares on a basic basis and
19.6 million shares on a diluted basis in the Current Period, largely because of the issuance of 259,000 shares for acquisitions in 2004; private placements of
(a) 9,739,111 shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004; and 349,000 shares issued upon exercise of warrants granted as part of the convertible notes financing in July 2004.

Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $79,000 for the nine months ended September 30, 2004 (the "Current Period"). During the Current Period, we had $2,554,000 of net income, $5,896,000 of depreciation and amortization, and a charge of $1,097,000 to expense the unamortized balance of costs and expenses relating to the repayment of approximately $40 million of 9.0% term loans. Net cash provided by operating activities is net of approximately $1,800,000 of payments of pre-acquisition liabilities assumed and approximately $1,200,000 of payments of liabilities arising from purchase accounting adjustments in connection with the SMS acquisition. Other significant working capital changes include the recognition of deferred revenue of $147,000, $449,000 of costs relating to certain new clients that are being amortized over the various contract terms, and an increase in accounts receivable of $5,122,000. We expect our balance of accounts receivable to increase as our revenues increase.

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

Other investing activities during the nine months ended September 30, 2004 include $852,000 for the purchase of property and equipment. During the Current Period, we also entered into capital leases on equipment having an aggregate carrying value of approximately $4,464,000.

In March 2004, we issued 2,917,000 shares of common stock in exchange for $28,373,000, net of fees and expenses. The shares were issued in a private placement to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Approximately $20 million of the proceeds of the private placement were used to fund the acquisition of SMS, discussed above. The remainder of the amount raised was used for working capital purposes and additional acquisitions. A registration statement on Form S-3 covering the resale of the shares issued in the private placement became effective on June 10, 2004.

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

On June 30, 2004, we completed a private offering of $60 million aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40 million of the net proceeds from this offering were used to repay the 9.0% term loans described in the previous paragraph. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12 million of the Notes. Net proceeds after a discount of $2,520,000 and approximately $752,000 of costs and fees were approximately $68,728,000. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act"). The notes were originally issued by us in a transaction exempt from the registration requirements of the Securities Act and were immediately resold by the initial purchaser in reliance on Rule 144A. Neither the Notes nor the shares of our common stock into which they will be convertible were registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On July 13, 2004, we filed a registration statement on Form S-3 covering the resale of the Notes and the shares of our common stock into which they may be converted (the "Registration Statement"). This registration statement is not effective as of November 14, 2004.

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

The holders may convert their Notes into shares of our common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. The specified transactions include: (1) certain distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (2) certain distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (3) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurs prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" when repurchasing the Notes. The amount of the "make whole premium" is set forth in the indenture.

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

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on the incurrence of additional indebtedness, as defined in the indenture. We are not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by us under the terms of the indenture.

Other financing activities during the Current Period included $2,644,000 in payments of principal with respect to other debt and capital lease obligations and the receipt of $2,886,000 from exercises of options and warrants.

In July 2004, we established a $25 million, non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances can be made during the first three years of the term of the facility and interest will be payable monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the outstanding balance will commence at the conclusion of the draw period and continue until March 2009 when any remaining balance will be due. Advances are subject to satisfying certain acquisition criteria and the approval of the lenders. We paid a 1.0% commitment fee at the closing of the loan and will pay an unused facility fee at the rate of 0.75% per annum until we borrow more than $10 million on a cumulative basis. We may incur prepayment penalties if we terminate the facility during the first 18 months or prepay any advance prior to the one-year anniversary of the applicable borrowing date. As of September 30, 2004, there were no advances made under this facility. The facility and any loans made under the facility are guaranteed by all of our subsidiaries, and any such loans and the guarantees are secured by a first-priority interest on substantially all of our assets, including the capital stock and assets of the subsidiaries. The facility contains certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the facility limit our ability to pay dividends. We were in compliance with such covenants at September 30, 2004.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. (VITI). The sale, which was structured as an acquisition of the common stock of VITI for a cash purchase price of $43,500,000, was financed by borrowing $24,375,000 from the non-revolving loan facility to pay a portion of the cost of the acquisition and utilizing cash on hand for the remaining balance. The amount borrowed represents the full loan availability under the line. The $625,000 million balance must remain available in the event we are required to fund an Interest Reserve, as that term is defined in the loan agreement. Immediately following the acquisition, VITI's name was changed to Infocrossing Healthcare Services, Inc.

As of September 30, 2004, we had cash and equivalents of $38,743,000 of which approximately $19,125,000 was used on October 1, 2004 to complete the acquisition of VITI. As of November 11, 2004, we had cash and equivalents of approximately $20,000,000 We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing to fund significant acquisitions or other substantial investments.



EBITDA

EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because we consider such information an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to us, many of which present EBITDA when reporting their results. We also use EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. Our credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurrence. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with us. In addition, EBITDA is also widely used by us and other buyers to evaluate and price potential acquisition candidates.

For the three and nine months ended September 30, 2004, our EBITDA was $5,271,000 and $12,370,000, respectively, compared with $2,672,000 and
$7,157,000 for the three and nine-month periods ended September 30, 2003, respectively.

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

The reconciliation of EBITDA with net income for the three and nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------    --------------------------------
                                                        2004              2003              2004              2003
                                                   ---------------    --------------    --------------    --------------
NET INCOME                                         $       2,041      $        451      $      2,554      $        826
Add (deduct):
    Income tax provision (benefit)                           202                34                (4)               62
    Net interest expense                                     842               626             3,924             1,819
   Depreciation and amortization                           2,186             1,561             5,896             4,450
                                                      ------------       -----------       -----------       -----------
EBITDA                                             $       5,271      $      2,672      $     12,370      $      7,157
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



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies.

REVENUE RECOGNITION

The majority of services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with customers typically range from one to five years. Revenue is recognized (1) after we have obtained an executed service contract from the customer; (2) as the services are rendered; (3) when the price is fixed as per the service contract; and (4) when we believe that collectibility is reasonably assured, based on our credit risk policies and procedures that we employ.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

TANGIBLE AND INTANGIBLE ASSETS

We have significant tangible and intangible assets on our balance sheet, primarily property and equipment, deferred software costs, and intangible assets, primarily goodwill, related to acquisitions. The assignment of useful lives to these assets and the valuation and classification of intangible assets involves significant judgments and the use of estimates. The testing of these tangible and intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions or changes in the decisions of management as to how assets will be deployed in our operations could potentially require future adjustments to asset valuations. As of September 30, 2004 there were no indicators of impairment.

DEFERRED TAXES

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of September 30, 2004, we have established a full valuation allowance against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may generate in the future, as well as other factors including limitations that may arise from changes in our ownership, we could recognize no benefit from our deferred tax assets, or we could recognize some or all of their full value.

EARNINGS PER SHARE

At its June 30 - July 1, 2004 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on EITF ISSUE NO. 04-08, "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE," about the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. The Notes we issued on June 30, 2004 and July 6, 2004 are CoCos. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, EARNINGS PER SHARE, issuers of CoCos exclude the potential common shares underlying the CoCos from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the if-converted method is used to calculate the dilutive impact of the instrument. Under the if-converted method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation.

While a traditional convertible debt instrument may dilute earnings per share right away (application of the "if-converted' method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met. The Task Force reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. This conclusion was affirmed at the EITF's September 29-30, 2004 meeting. It is anticipated that FASB will amend Statement 128 effective for statement reporting periods ending after December 15,2004. If such amendment is adopted as anticipated, beginning with our annual report on Form 10-K for December 31, 2004, the dilutive affect of contingently convertible debt will be included in the calculation of diluted earnings per share, using the if-converted method.


FORWARD-LOOKING STATEMENTS

Statements made in this Report, including the foregoing financial statements and notes, other than statements of historical fact, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the integration of acquisitions including ITO Acquisition Corporation, d/b/a Systems Management Specialists and Verizon Information Technologies, Inc., now known as Infocrossing Healthcare Services, Inc.; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

At September 30, 2004, our outstanding fixed rate debt was approximately $72,000,000 with interest payable semi-annually at 4%, plus $3,334,000 of debt with interest payable monthly at various rates. If market rates decline, we run the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on then current market rates.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area in excess of the recorded allowance for doubtful accounts.

FOREIGN CURRENCY RISKS

We have no material foreign operations.


ITEM 4 - CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Senior Vice President of Finance, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Corcoran and Tallas v. Cortens, Dolan, ITO Acquisition Corporation d/b/a Systems Management Specialists, and Does 1 through 50

On November 1, 2004, we were served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. We had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after our acquisition of West.

West has requested indemnification pursuant to the Stock Purchase Agreement between us and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to us, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock.

Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserts a claim for unpaid commissions of approximately $30,000. Responsive pleadings are not due as of the date of filing this Form 10-Q.

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, we believe that the above matters will be resolved without any material adverse impact on our financial position, results of operations, or cash flows.



ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Issuances of Unregistered Securities During the Quarter:

Stock issued for a purchase:

On July 31, 2004, in connection with the acquisition of Mailwatch from EasyLink Services Corporation ("EasyLink"), EasyLink was issued 123,193 restricted shares of the common stock of the Company as a portion of the purchase price. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Convertible securities sold:

As discussed further under Management's Discussion and Analysis of Financial Condition and Results of Operations, on July 6, 2004, the Lehman Brothers, Inc. exercised its option in full to purchase an additional $12 million of the Company's 4.0% Convertible Senior Notes due July 15, 2024.

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

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act"). The notes were originally issued by us in a transaction exempt from the registration requirements of the Securities Act and were immediately resold by Lehman Brothers, Inc., the initial purchaser, in reliance on Rule 144A. Neither the Notes nor the shares of our common stock into which they will be convertible were registered under the Securities Act of 1933, as amended, or any state securities laws, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. On July 13, 2004, we filed a registration statement on Form S-3 covering the resale of the Notes and the shares of our common stock into which they may be converted (the "Registration Statement"). This registration statement is not effective as of November 14, 2004.

The proceeds were used to repay approximately $39.5 million of outstanding debt and the balance of $30 million was retained for acquisitions and general corporate purposes. After the closing of the Notes, and as of the date of filing this Report, we expended approximately $20 million for acquisitions. The cash expended for acquisitions was from cash on hand at the time of payment.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      2 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to
              Exhibit 2.1 to a Current Report on Form 8-K filed April 7, 2004.

      2.1 Purchase and Sale Agreement, dated as of September 1, 2004 between Verizon Data Services, Inc. and the Company, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed October 14, 2004.

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

      4.4 Resale Rights Agreement, dated as of June 30, 2004, by and between the Company and Lehman Brothers, Inc. regarding the Company's 4.00% Convertible Senior Notes due 2024, incorporated by reference to a Registration Statement on Form S-3 filed July 13, 2004.

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

      10.6 Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2004, between the lenders named therein and the Company, incorporated by reference to a Registration Statement on Form S-3 filed July 13, 2004

      10.7 Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

      10.8 Guarantee and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC, incorporated by reference to Exhibit
              10.8 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

      10.9 Stock Pledge Agreement Dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC, incorporated by reference to Exhibit
              10.9 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

      10.10 Consent, Waiver and First Amendment to Acquisition Loan Agreement dated as of October 1, 2004 by and among the Company and CapitalSource Finance, LLC., incorporated by reference to Exhibit
              10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.

      10.11 Amended and Restated Consent, Waiver, and First Amendment to Acquisition Loan Agreement, dated as of October 6, 2004, by and among the Company and CapitalSource Finance, LLC.

      10.12 Second Amendment to Acquisition Loan Agreement and Other Documents, dated as of November 8, 2004, by and among the Company and CapitalSource Finance, LLC.

      14 Code of Ethics, incorporated by reference to the Company's definitive Proxy Statement filed on April 29, 2004.

      31      Certifications required by Rule 13a-14(a) to be filed.

      32 Certifications required by Rule 13a-14(b) to be furnished but not filed.

(b) Reports on Form 8K:

         On July 6, 2004, the Company announced the sale of an additional $12 million of convertible debt.

         On August 11, 2004, the Company announced earnings for the three and six months ended June 30, 2004.

         On September 1, 2004, the Company announced the pending acquisition of Verizon Information Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     INFOCROSSING, INC.
November 15, 2004                    /s/ ZACH LONSTEIN
                                     ------------------------------------------
                                     Zach Lonstein
                                     Chairman & Chief Executive Officer

November 15, 2004                    /s/ WILLIAM J. McHALE
                                     ------------------------------------------
                                     William J. McHale
                                     Senior Vice President of Finance