Form 10-K
period 2004-12-31
INFOCROSSING INC
filed 2005-03-16
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004
                          ------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the transition period from                        to
                               -----------------------   -----------------------
Commission file number:  0-20824
                         -------------------------------------------------------

                               INFOCROSSING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-3252333
--------------------------------------------------------------------------------
     State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                 Identification No.)

2 CHRISTIE HEIGHTS STREET LEONIA, NJ 07605
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code: (201) 840-4700
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
------------------------------------ -----------------------------------------

------------------------------------ -----------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): [X] Yes [ ] No.

     On June 30, 2004, the last day of the registrant's most recently completed second quarter, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $225,840,000.

     On March 14, 2005, there were 20,182,612 shares of the registrant's Common Stock, $0.01 par value, outstanding.

     Part III, Items 10-14 of this document are incorporated by reference from a Definitive Proxy Statement to be filed by the Company on or before May 2, 2005.

                           FORWARD LOOKING STATEMENTS


Statements made in this Annual Report, including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the integration of acquisitions including Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

Unless stated otherwise, references in this report to "Infocrossing," "Company," "we," "our" or "us" refer to Infocrossing, Inc., a Delaware corporation, and its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

We are a national provider of selective information technology ("IT") outsourcing and business processing solutions to large and medium size commercial and government enterprises. Leveraging its data center infrastructure, Infocrossing takes over and manages all or part of customers' IT mainframe and non-mainframe operations. Customers utilize our IT systems, personnel and processing expertise in order to reduce their operational and capital expenses, improve service delivery, scale their IT operations or implement new technologies. By selectively outsourcing well-defined IT operations that are often too costly or inefficient to maintain in-house, customers can redirect valuable IT resources to other business priorities. Generally, our customer contracts are long-term - typically ranging from two to seven years with an average between three and four years - and require fixed monthly fees. Accordingly, we believe that our revenue stream is predictable and stable.

We were organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, we changed our name from Computer Outsourcing Services, Inc. to highlight our expanded business base. We have grown through acquisitions as well as through internal growth.

MARKET OVERVIEW

We believe that the move toward IT outsourcing is a trend, with companies focusing on their strengths and choosing to outsource select IT operations to service providers with specialized expertise. As a result, we believe the IT outsourcing market will continue to grow for the following reasons:

o    The need for companies to reduce costs and improve operating margins;

o    A general slowdown in capital spending on existing IT infrastructure;

o The increasing complexity of IT systems and the need to connect electronically with customers, suppliers and other internal systems;

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


BUSINESS STRATEGY

Our long-term business strategy is focused on the following:

SUPERIOR CUSTOMER SERVICE--We believe close attention to customer service and support is vital to our business success and is a key competitive differentiator. Customers are served by a dedicated Account Management team who ensure consistent and responsive customer service; a highly experienced Technical Services staff who plan and execute migrations across multiple platforms; and an Operations Production group who manage our secure, state-of-the art facilities.

MAXIMIZE LEVERAGED BUSINESS MODEL--By leveraging data centers in New Jersey, Georgia, and California and our highly skilled IT operations staff, we are able to support multiple customers with different computing platforms and operating systems with different processes and different requirements. Additional operating efficiencies are achieved by establishing consistent processes throughout the organization and by using proprietary software tools that enable us to efficiently manage customers' systems regardless of its location. Sharing technology and staff across our broad customer base reduces our operating costs, streamlines service delivery and presents us with attractive margin opportunities. Once a customer migrates its IT operations to us, we can maximize profitability by automating processes and tasks as well as taking full advantage of underutilized hardware and processing capacity.

DEPLOY NEW PRODUCTS AND SERVICES--We maintain an extensive infrastructure that serves as the underlying foundation across various IT solutions and continuously is refined to encompass new computing platforms. Development of new service offerings is focused on applying our expertise in infrastructure and systems management to evolving hardware and software environments. New products and services are developed or acquired in order to be replicated across multiple customers, and augment our portfolio of recurring revenue services.

PURSUE ACQUISITION OPPORTUNITIES--Strategic acquisitions are an integral component of our long-term growth strategy as we seek to add complementary IT outsourcing services that augment our current service offerings. We look for accretive acquisitions to leverage our data center infrastructure. Typical candidates have a history of customer or transaction volume growth and mirror our business model of revenue predictability.

VALUE PROPOSITION

Selective IT outsourcing is an option considered by many business and government organizations that want to reduce their IT operating costs without the risk and loss of control associated with outsourcing their entire IT function.

We believe that we differentiate ourselves in the market by providing higher levels of customer service and flexibility than our competitors. We have more than two decades of experience managing mission-critical IT systems, assuring the optimal performance, reliability, and scalability of our customer's mainframe and non-mainframe environments.

We believe that when considering wholesale outsourcing or maintaining an in-house infrastructure our potential customers consider the following factors:

LOWER IT COSTS--We believe our customers realize significant savings by using our services over their current internal IT costs. By leveraging our IT infrastructure, personnel, processes, and proprietary tools across multiple customers, we believe our economies of scale translate into reduced costs for our customers.

IMPROVED SERVICE DELIVERY--We believe our experience and resources result in more efficient services than if our customers continued to perform the operations tasks in-house. Our customers benefit from the operational leverage we enjoy by allocating our resources over multiple customers. Because of economies of scale, we believe that our customers may enjoy greater access to resources otherwise uneconomical on a standalone basis.

ACCESS TO NEW TECHNOLOGIES--We believe outsourcing with us enables our customers to take advantage of new technologies and best practices while minimizing the capital investment and risks associated with implementing these solutions in-house.

RE-DEPLOY RESOURCES--By turning over select IT operations to us, we believe that our customers can concentrate on their core business.

INCREASED FLEXIBILITY--We believe that outsourcing enables our customers to respond rapidly to changing markets, mergers and acquisitions, and major organizational changes by providing a flexible, multi-platform infrastructure that can scale or transition to accommodate change.


IT OPERATIONS INFRASTRUCTURE
DATA CENTER INFRASTRUCTURE--Delivering high-availability IT outsourcing solutions to enterprise customers requires a significant investment in a secure data center infrastructure. Our fully constructed facilities have been designed to meet the stringent environmental and security requirements of enterprise and government customers: raised-floor facilities feature state-of-the-art physical components and redundant network offerings, including high standards for security and reliability; fully redundant power supply systems; redundant ingress and egress Internet access across multiple providers' multiple power feeds; N+1 fire suppression systems and 24-hour security services.

TECHNOLOGY INFRASTRUCTURE--We have fully deployed mainframe, mid-range, open system processing; data storage systems; printing equipment; and networking hardware across our facilities. Our skilled operations team manages the scheduling and production of customers' processing via a centralized command center. We utilize technologies such as IBM's Virtual Tape Subsystem (VTS) to reduce operational overhead by automating processes. The VTS is a system of hardware and software licensed from IBM that eliminates the need for personnel to manually load and unload tapes containing customer data.

IT PROFESSIONAL STAFF --Supporting a 24 x 7 computing environment requires significant operational resources skilled across a number of technology areas including operating systems, computing, networking, and applications. Few companies have the financial and human resources to support a 24-hour, multi-platform computing environment. Our operations team is a highly skilled, process driven organization that brings technical expertise across multiple computing platforms and operating systems. As a result of our technical competency and broad customer base, we believe our labor costs per customer typically are lower than the costs our customers would incur by having internal IT departments deliver the same service levels. Most of our computer hardware is manufactured by IBM. We also rely heavily on system software licensed from IBM or Computer Associates.

MANAGEMENT TOOLS--With the growth of networking as a low-cost method for transmitting information, we have developed a proprietary suite of management tools that enables us to monitor and manage customers' systems and components from our facilities, at a customer's site, or at a third-party facility. These tools enable us to grow our data-center infrastructure without having to replicate the network operations center at each customer site.


PRODUCTS AND SERVICES

Our services are organized into two primary solution areas: Mainframe Outsourcing Services and Non-Mainframe Services.

MAINFRAME OUTSOURCING--Our mainframe outsourcing solutions provide customers with a cost-effective, operationally superior alternative to running and managing a mainframe infrastructure in-house. We combine the scalability and reliability of mainframe systems with the world-class management of, and access to, hardware, systems software, and communications. We offer the latest technologies, including Virtual Tape Subsystems, IBM's zSeries technology and Linux on the mainframe, to provide greater uptime and more efficiency for our customers. We have experience in operating multiple computer systems running on different operating and complex enterprise environments and provide high capacity in processing speed, connectivity, and storage management solutions.

NON-MAINFRAME SERVICES AND SOLUTIONS

o MID-RANGE SYSTEMS MANAGEMENT--We provide specialized support and outsourcing resources for customers that rely on AS/400 and iSeries computer systems. We operate, administer, and maintain midrange systems and have the expertise and flexibility to manage systems the way the customer chooses to have it managed.

o OPEN SYSTEMS MANAGEMENT--We provide on-site hosting and remote management of customers' hardware and software running on Linux, Unix and Windows servers for both Internet based and other applications. Customers can choose from a wide range of options for their open systems - starting with basic on-site hosting all the way up to fully customized, fully managed services. This highly flexible approach makes it easy to support a variety of systems from a simple website or database application, to a full-scale, multinational Enterprise Resource Plan system.

o BUSINESS PROCESS OUTSOURCING--Business process outsourcing involves customers contracting with us to perform functions that support their business, but are not their core competency. These functions, commonly called "back-office" processes, include services such as healthcare claims processing, payroll, accounts receivable management, payment processing, logistics, data entry and customer care services. Back-office processes are often supported by an extensive IT infrastructure. We provide a variety of customized IT services, including the development of proprietary software to meet the IT processing requirements of particular customers. We manage the software application and retain ownership of the software we develop.

o EMAIL SECURITY SERVICES--Our email security service provides customers spam blocking; virus scanning, identification, cleansing, and content filtering. The entire process is transparent to end users and creates an effective boundary around a customers' email infrastructure that blocks unwanted email and viruses from entering or leaving their corporate network thus ensuring compliance with corporate email policies.

o BUSINESS CONTINUITY--Our business continuity solutions help assure customers that their operations can proceed in the face of disaster. We offer 24 x 7, high-availability services, including disaster-planning assistance. We provide a full alternate office site, including desktop workstations, phone systems, and conventional office infrastructure such as fax and copier machines, networked printers and conferencing facilities.


SALES AND MARKETING

Our direct sales, business development and marketing organizations target a broad range of large and medium-size commercial and government enterprises. Although we have developed specific expertise in several industries, including financial services, publishing, manufacturing, consumer products, and healthcare, we believe our reputation for technical expertise and service quality extends across all industries.

o DIRECT SALES--A quota-carrying direct sales channel of senior sales executives contacts prospective customers and uses its strong industry and business relationships to identify new business opportunities.

o INDIRECT CHANNELS--We maintain marketing relationships with indirect sales channels. Industry advisers and consultants play an important lead generation role for qualified new business. Hardware and software vendors also represent a highly qualified source of new business opportunities.

o CUSTOMER SERVICE REPRESENTATIVES--As a result of its frequent customer contact, the Account Management organization identifies potential new business opportunities with current customers.

o CUSTOMER REFERRALS--Current customers are an excellent source of referrals for potential new business.

For the years ended December 31, 2004 and 2003, one client, ADT Security Services, Inc., accounted for in excess of 10% of our consolidated revenues. For the year ended December 31, 2002, clients accounting for in excess of 10% of our consolidated revenues were ADT Security Services, Inc. and Alicomp, a division of Alicare, Inc. ("Alicomp"). We also have had a joint marketing agreement with Alicomp throughout the foregoing periods.


COMPETITION

We operate in a highly competitive market. Our current and potential competitors include other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential customers. Among the most significant of our competitors are IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; and SunGard Data Systems, Inc.

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

While our larger competitors seek to outsource entire IT departments, we generally selectively target core IT functions such as computer processing and storage solutions. In doing so, we position ourselves as a partner of the customer's IT organization, rather than as a competitive threat.

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


TECHNOLOGICAL CHANGES

Although we are not aware of any pending or prospective technological changes that would adversely affect our business, new developments in technology could have a material adverse effect on the development or sales of some or all of our services or could render our services noncompetitive or obsolete. There can be no assurance that we will be able to develop or acquire new and improved services or systems that may be required in order for it to remain competitive. We believe, however, that technological changes do not present a material risk to our business because we expect to be able to adapt to and acquire any new technology more easily than our existing and potential customers. In addition, technological change increases the risk of obsolescence to potential customers that might otherwise choose to maintain in-house systems rather than use our services, thus potentially creating selling opportunities for us.


INTELLECTUAL PROPERTY MATTERS

Due to the rapid pace of technological change in the computer industry, we believe that copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of management and other personnel, and our ability to develop, enhance, market, and acquire new systems and services. As a result, our systems and processes are not protected by patents or by registered copyrights, trademarks, trade names, or service marks. To protect our proprietary services and software from illegal reproduction, we rely on certain mechanical techniques in addition to trade secret laws, restrictions in certain of our customer agreements with respect to use of our services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite these efforts, it may be possible for our competitors or customers to copy aspects of our trade secrets. We are experienced in handling confidential and sensitive information for our customers, and we maintain numerous security procedures to help ensure that the confidentiality of our customer's data is maintained.


COMPLIANCE WITH ENVIRONMENTAL LAWS

We have not incurred any significant expense in our compliance with Federal, state, and local environmental laws.


EMPLOYEES

As of December 31, 2004, we had 547 full-time and 6 part-time employees. None of our employees is represented by a labor organization and we are not aware of any activities seeking such organization. We consider our relationship with our employees to be satisfactory.


INSURANCE

We maintain insurance coverage which we believe is reasonable, including errors and omissions coverage, business interruption, and directors and officers insurance to fund our operations in the event of catastrophic damage to any of our operations centers, and insurance for the loss and reconstruction of our computer systems. We also maintain extensive data backup procedures to protect our data and our customer's data.


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


ITEM 2.  DESCRIPTION OF PROPERTY.

We lease a facility of approximately 67,000 square feet in Leonia, NJ for our headquarters and data center operations. The lease expires on December 31, 2019.

We lease 30,600 square feet in a building located in the Atlanta metropolitan area for data center operations. The lease expires on July 31, 2015.

We lease 5,700 square feet of office space in New York, NY. The lease expires on December 31, 2009.

We lease space in buildings (the "Buckhead Facility") owned by the former owner of Infocrossing Southeast, Inc. ("IFOX SE"). At the date of the acquisition, we occupied approximately 33,400 square feet. Our lease agreement permits us to return space to the lessor without penalty for a pro-rata reduction in rent. We have moved most of the operations of IFOX SE to our facility in the Atlanta metropolitan area, however we continue to provide open systems and AS400 systems management services to certain clients (including the lessor) from the Buckhead facility. We occupy approximately 11,100 square feet in the Buckhead Facility as of December 31, 2004. This lease agreement expires on January 31, 2006, unless we reduce our use of the space to zero at an earlier date.

With the purchase of ITO Acquisition Corporation d/b/a Systems Management Specialists on April 2, 2004, we acquired a lease on a building consisting of approximately 68,800 square feet in Brea, California for data center operations. The lease expires on December 31, 2014. We subleased approximately 12,000 square feet of this facility through December 31, 2005.

With the purchase of Verizon Information Technologies Inc. on October 1, 2004, we acquired a lease on a building consisting of approximately 16,080 square feet in Jefferson City, MO for general office use. The lease expires on November 15, 2007. The staff at this location provides Medicaid claims processing services to the State of Missouri Department of Social Services, Division of Medical Services.

We generally lease our equipment under standard commercial leases; in most instances the leases are structured as capital leases with bargain purchase options. Our equipment is generally covered by standard commercial maintenance agreements.

We believe our facilities are in good condition and are adequate to accommodate our current volume of business as well as anticipated increases.

ITEM 3.  LEGAL PROCEEDINGS.

Corcoran and Tallas v. Cortens, Dolan, ITO Acquisition Corporation d/b/a Systems
--------------------------------------------------------------------------------
Management Specialists, and Does 1 through 50
---------------------------------------------

On November 1, 2004, we were served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. We had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after our acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November 30, 2005, West filed an answer denying all of plaintiffs' allegations. Discovery commenced recently.

West is indemnified pursuant to the Stock Purchase Agreement between us and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to us, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock. Holdings has confirmed its indemnification obligations with respect to the claims asserted by plaintiffs. If, however, discovery reveals that the commissions at issue were earned after March 3, 2004 or, if earned prior to such date, they were properly accrued, we agreed to cooperate with Holdings to determine the appropriate amount of commissions, if any, which would be due and owing from West. West believes it is in its best interest to resolve the commissions issue early in the litigation to avoid needless and protracted proceedings and expenses relating to such a minor dispute. Accordingly, Holdings has agreed that West will not be responsible for, or asked to contribute to, attorney's fees and costs associated with the resolution of the commissions claim.

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, we believe that the above matters will be resolved without any material adverse impact on our financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


Our common stock is traded on the NASDAQ Stock Market under the symbol IFOX. For the periods reported below, the following table sets forth the high and low bid quotations for the common stock as reported by NASDAQ-NMS.

                                                                  BID
                                                           HIGH           LOW

FOR THE YEAR ENDED DECEMBER 31, 2003:
1st Quarter ended March 31, 2003                           7.150         5.890
2nd Quarter ended June 30, 2003                            7.300         6.220
3rd Quarter ended September 30, 2003                       8.500         7.040
4th Quarter ended December 31, 2003                       12.130         7.280

FOR THE YEAR ENDED DECEMBER 31, 2004:
1st Quarter ended March 31, 2004                          13.750        10.020
2nd Quarter ended June 30, 2004                           14.780         9.880
3rd Quarter ended September 30, 2004                      15.830        10.800
4th Quarter ended December 31, 2004                       18.200        12.570

The closing price of our common stock on NASDAQ-NMS on March 11, 2005 was $18.04 per share. We have approximately 125 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

We have not paid dividends to holders of our common stock since inception. Certain provisions of a non-revolving loan facility agreement to which we are a party do not permit us to pay cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information regarding securities authorized for issuance under equity compensation plans approved September 1992 and June 2002.

                                         NUMBER OF SECURITIES TO          WEIGHTED AVERAGE            NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE          EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                          OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS             FUTURE ISSUANCE
                                         -------------------------    --------------------------    --------------------------
Two qualified Stock Option Plans -
previously approved by stockholders             3,012,605                      $12.10                        903,794


For a complete discussion of these plans, please see Note 9 of the Notes to Financial Statements accompanying this report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUTSTANDING WARRANTS

At December 31, 2004, we have reserved 3,055,095 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iv) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Common Stock Sold

On March 31, 2004, we sold 2,917,000 shares of our common stock to accredited investors in a private placement at an aggregate offering price of $30,628,500. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Roth Capital Partners acted as placement agent for this offering. Total fees and expenses of the offering were approximately $2,388,500.

The following is a listing of the investors that purchased shares in the offering.

                                  NAME OF INVESTOR                                        INVESTMENT
Baron Small Cap Fund, a series of Baron Asset Fund                                           $2,530,500
Baron iOpportunity Fund, a series of Baron Asset Fund                                           514,500
Bear Stearns Security Corp, Custodian FBO J. Steven Emerson - IRA Rollover II                 1,732,500
Bear Stearns Security Corp, Custodian FBO J. Steven Emerson - Roth IRA                        1,312,500
Brookbend & Co., nominee for Janus Capital Management LLC                                     4,200,000
Corsair Capital Investors, Ltd.                                                                 157,500
Corsair Capital Partners 100, L.P.                                                               52,500
Corsair Capital Partners, L.P.                                                                  315,000
Crestview Capital Master, LLC                                                                   682,500
FlyLine Holdings, Ltd.                                                                          210,000
JLF Offshore Fund, Ltd.                                                                       4,620,000
JLF Partners I, L.P.                                                                          2,677,500
JLF Partners II, L.P.                                                                           210,000
LB I Group Inc. c/o Lehman Brothers Inc.                                                      4,935,000
Leaf Investment Partners, L.P. c/o S Squared Technology Group                                 2,770,950
Leaf Offshore Investment Fund, Ltd. c/o S Squared Technology Group                              746,550
SF Capital Partners, Ltd.                                                                     1,018,500
SRG Capital, LLC                                                                                105,000
Topaz Partners c/o Jemmco Capital Corp                                                          525,000
Trustman c/o Arthur Vining Davis Foundation                                                      24,150
Trustman c/o STI Classic Small Cap Growth Fund                                                1,281,000
Trustman c/o TUA Sandra Brooks                                                                    2,100
Trustman c/o TUA Troyal Brooks                                                                    5,250

On June 10, 2004, a Registration Statement on Form S-3, filed by us on behalf of the private placement investors and others as selling shareholders, was declared effective. We will not receive any proceeds from any sales of stock under this registration statement.

Convertible Notes Sold

On June 30, 2004, we completed a private offering of $60 million aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12 million of the Notes. The Notes were offered and sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933. Total fees, discount, and expenses of the offering were approximately $3,111,000. Lehman Brothers Inc. was the initial purchaser. The Notes are convertible, in certain instances, into shares of our common stock. The initial number of shares into which the Notes may be converted is 4,687,500, viz., approximately 65.1042 shares of common stock per $1,000 principal amount.

The following is a listing of the investors that purchased Notes in the offering.

                               NAME OF INVESTOR                                     INVESTMENT
AG Offshore Convertibles, Ltd.                                                         $4,200,000
AG Domestic Convertibles, Ltd.                                                          1,800,000
Basso Multi-Strategy Holding Fund Ltd.                                                  2,000,000
Goldman Sachs & Co. Profit Sharing Master Trust                                            68,000
Highbridge International, LLC                                                          15,000,000
LB I Group, Inc.                                                                       10,000,000
Lehman Brothers Inc.                                                                   14,000,000

OZ Mac 13 Ltd.                                                                             49,000
OZ Master Fund, Ltd.                                                                    3,883,000
Portside Growth and Opportunity Fund                                                    4,000,000
SF Capital Partners Ltd.                                                                3,000,000
Satellite Strategic Finance Associates, LLC                                             5,000,000
Silverback Master, Ltd.                                                                 6,000,000
Suttonbrook Capital Portfolio LP                                                        3,000,000


Common Stock Issued for a Portion of Acquisition Price

On April 2, 2004, in connection with the acquisition of ITO Acquisition Corporation, doing business as Systems Management Specialists, from ITO Holdings, LLC ("Holdings"), Holdings was issued 135,892 shares of the common stock of the Company as a portion of the purchase price. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 31, 2004, in connection with the acquisition of MailWatch, an e-mail security business, from EasyLink Services Corporation ("EasyLink"), EasyLink was issued 123,193 restricted shares of the common stock of the Company as a portion of the purchase price. This transaction is exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

The selected balance sheet data as of December 31, 2004 and 2003 and the selected statement of operations data for the years ended December 31, 2004, 2003, and 2002 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2002, 2001, 2000, and October 31, 2000 and the statement of operations data for the years ended December 31, 2001 and 2000, the fiscal year ended October 31, 2000 and the two month period ended December 31, 2000 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our financial statements and the notes to those statements included elsewhere herein.


                                              STATEMENT OF OPERATIONS DATA
================================================================================================================================
                                                                                                FISCAL YEAR        TWO MONTH
                                                  YEARS ENDED DECEMBER 31,                         ENDED         PERIOD ENDED
                                ------------------------------------------------------------      OCTOBER          DECEMBER
                                    2004            2003           2002          2001 (A)         31, 2000         31, 2000
                                -------------    -----------    ------------    ------------    -------------    --------------
Revenues                         $  104,949      $  55,228       $  50,774      $   26,987      $    24,471      $      3,521
                                    ---------       --------        --------       ---------       ----------       -----------
Net income (loss) from
    continuing operations            19,963          1,356           1,137         (36,524)         (14,983)           (4,440)
                                    ---------       --------        --------       ---------       ----------       -----------
Accretion and dividends
    on redeemable preferred
    stock (b)                           -           (6,877)         (9,293)         (8,524)          (3,836)           (1,350)
                                    ---------       --------        --------       ---------       ----------       -----------
Net income (loss) to
    common stockholders          $   19,963      $  (5,521)      $  (8,156)     $  (45,048)     $   (18,819)     $     (5,790)
                                    =========       ========        ========       =========       ==========       ===========
Net income (loss) to common
    stockholders per diluted
    common share                 $     0.95      $   (0.76)      $   (1.52)     $    (7.77)     $     (3.58)     $      (0.98)
                                    =========       ========        ========       =========       ==========       ===========

                                                   BALANCE SHEET DATA
=================================================================================================================================

                                                             AS OF DECEMBER 31,
                                ----------------------------------------------------------------------------    AS OF OCTOBER
                                    2004            2003           2002            2001            2000           31, 2000
                                -------------    -----------    ------------    ------------    ------------    --------------
Total assets                     $  216,650      $  67,138       $  65,495      $   58,774      $   78,844      $     78,449
                                    =========       ========        ========       =========       =========       ===========
Notes payable, long term
     debt,and capitalized lease
     obligations, net of
     current portion (including,
     from May 2000 through
     October 2003, redeemable
     preferred stock)           $  100,432      $  25,732       $  64,066      $   47,593      $   34,146      $     38,214
                                   =========       ========        ========       =========       =========       ===========
Common stockholders'
    equity (deficit)            $   91,237      $  30,801       $  (12,205)    $   (6,036)     $   31,640      $     36,874
                                   =========       ========        ========       =========       =========       ===========


No cash dividends have been declared (See Item 5, above).

(a) Included in the net loss to common stockholders in 2001 was $9,823,000 in amortization of a restricted stock award and a $5,650,000 loss on leased facilities and office closings.

(b) In May 2000, we raised $60 million through a private placement of redeemable preferred stock and warrants to purchase 2.7 million shares of common stock. The redeemable preferred stock was initially recorded net of a discount representing that portion of the proceeds assigned to the warrants. The difference between the face value and the book value of the redeemable preferred stock was being accreted over a seven-year period through a charge to retained earnings. In addition, dividends accrued on the redeemable preferred stock at an 8% annual rate, compounded quarterly. On October 21, 2003, we exchanged all outstanding redeemable preferred stock (including the rights to all unpaid dividends) and warrants issued in the May 2000 private placement for $55 million in cash and notes payable for $25 million. We obtained the cash for this transaction from a private offering of 9.7 million shares of common stock and warrants to purchase 3.4 million shares of common stock that also closed on October 21, 2003. The redemption of the redeemable preferred stock ended the accretion and accrual of dividends as of the redemption date. Had the redemption not taken place, accretion and the accrual of dividends would have been approximately $10.1 million in 2003.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management believes that we are a leading provider of information technology, or IT, and business process outsourcing services to enterprise clients. We deliver a full suite of outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our nearly twenty year history, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for a total purchase price of approximately $37,572,000 including related acquisition costs of $1,224,000 and 135,892 shares of our common stock valued at $1,439,000 (the "SMS Acquisition"). In June 2004, the name of this subsidiary was changed to Infocrossing West, Inc. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through December 31, 2004, such contingent consideration totaled $281,000 that was recorded as additional goodwill.

SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. ("VITI") for a total purchase price of approximately $45,386,000 including related acquisition costs of $1,886,000 (the "IHS Acquisition"). Immediately after the acquisition we changed VITI's name to Infocrossing Healthcare Services, Inc. ("IHS").

During 2004 we used $7,090,000 in cash, incurred an estimated $116,000 of acquisition-related costs, and issued 123,193 shares of common stock valued at $1,500,000 for other acquisitions, including a business that offers e-mail security services. These acquisitions were accounted for using the purchase method of accounting.

The operations of IHS, SMS and the other acquisitions completed in 2004 are included in consolidated operations from the date of the respective acquisitions in 2004. The acquired businesses are being integrated into the Company so that the entire enterprise will benefit from operational leverage and consolidation.

On February 5, 2002, we completed the acquisition of AmQUEST, Inc., an Atlanta-based IT outsourcing company, for approximately $20.2 million in cash after certain post-closing adjustments (the "AmQUEST Acquisition"). This acquisition combined two highly complementary businesses and enabled us to benefit from increased scale, enhanced services, and expanded geographic reach. This combination strengthened our position as one of the leading providers of IT outsourcing solutions for large and mid-size companies across a broad range of industries including financial services, security, publishing, healthcare, telecommunications and manufacturing. In June 2004, we changed AmQUEST, Inc.'s name to Infocrossing Southeast, Inc.

The foregoing acquisitions were recorded as purchases in accordance with the Financial Accounting Standards Board, Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We tested goodwill and other intangible assets for impairment using processes described in SFAS 142 and SFAS 144, and had no impairment to record in 2004, 2003, or 2002.

The Company and its subsidiaries operate in one reportable segment of providing information technology and business process outsourcing services.



YEAR ENDED DECEMBER 31, 2004 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Net income to common stockholders increased by $25,484,000 from a loss of $5,521,000 for 2003 to income of $19,963,000 for 2004 on 90.0% higher revenues.
For 2004, the results of operations include SMS, IHS, and other acquisitions completed in 2004.

For the year ended December 31, 2004 (the "Current Year"), revenues increased $49,721,000 (90.0%) to $104,949,000 from $55,228,000 for the year ended December
31, 2003 (the "Prior Year"). Approximately $40,630,000 of this growth is attributable to revenue from clients added as the result of acquisitions completed in 2004. The remainder of approximately $9,091,000 represents organic growth, of which $5,900,000 was the result of new customer contracts while the remaining increase resulted from increased revenues from existing clients.

Costs of revenues increased by $34,705,000 (94.7%) to $71,368,000 during the Current Year compared with $36,663,000 for the Prior Year. The increase results from the expansion of revenues from both acquisitions and organic growth. Costs of revenues as a percentage of revenues increased to 68.0% in the Current Year from 66.4% in the Prior Year, reflecting a lower gross margin. We had expected our gross margin to decline after the SMS Acquisition until its operations could be consolidated into our existing operating infrastructure. The integration of SMS was completed in early March 2005. Gross margin improved from 30.0% in the third quarter ended September 30, 2004 to 35.3% in the fourth quarter ended December 31, 2004. This improvement reflects the inclusion of IHS, which contributed 43% of our fourth quarter gross margin. Our infrastructure provides a shared operating environment that enables us to effectively integrate new clients, including clients acquired through acquisitions. We expect our gross margin to improve as the integration of IHS progresses.

Due to higher compensation costs in the Current Year, selling and promotion costs increased by $299,000 (10.0%) to $3,277,000 for the Current Year from $2,978,000 for the Prior Year, but decreased as a percentage of revenues to 3.1% for the Current Year from 5.4% for the Prior Year. Higher compensation costs reflect a larger sales staff in the Current Year than in the Prior Year. The reduction as a percentage of revenue reflects the benefits of integration of the acquired businesses.

General and administrative expenses increased by $3,157,000 (56.5%) to $8,744,000 for the Current Year from $5,587,000 for the Prior Year. General and administrative expenses declined as a percentage of revenue to 8.3% in the Current Year from 10.1% in the Prior Year, reflecting the benefits of operational leverage and consolidation of the acquired businesses. Approximately $1,938,000, or 61.4% of the total increase, was related to acquisitions completed in 2004. Approximately $700,000 (22.2% of the total increase) was due to professional fees relating to compliance costs with respect to the Sarbanes-Oxley Act of 2002. Also, an additional $200,000 of professional fees was incurred, and salary costs were approximately $100,000 higher than in the Prior Period.

Depreciation and amortization of fixed assets and other intangibles increased $2,575,000 (42.2%) to $8,679,000 for the Current Year from $6,104,000 for the
Prior Year. Of this increase, $1,457,000 of depreciation of fixed assets and amortization of other intangibles was related to acquisitions in the Current Year. The remainder of the increase of $1,118,000 resulted from new fixed asset additions totaling approximately $7,400,000 during the Current Year. Despite these increases, depreciation and amortization decreased as a percentage of revenues to 8.3% in the Current Year compared with 11.0% in the Prior Year.

Net interest expense increased by $2,959,000 to $5,457,000 for the Current Year from $2,498,000 for the Prior Year. This net increase consists of $210,000 in additional interest income; $1,822,000 in additional interest expense; and $1,347,000 of deferred financing costs which were expensed upon the prepayment of term loans of approximately $40 million in June 2004. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, in the Current Year. Interest expense on the convertible debt in the Current Year, including amortization of deferred financing costs and discount, amounted to $1,509,000.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $15,207,000 at the end of the Prior Year.

For the Current Year, we recorded a tax benefit of $12,539,000 compared with a tax provision of $42,000, which represented estimated state income taxes, for the Prior Year. This change is due to a decrease of $12,550,000 in deferred tax assets during the fourth quarter ended December 31, 2004 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on our recent history of profitability and our forecasts for future periods, management has determined that it is more likely than not that the net operating loss carryforwards and other temporary differences will be realized. We have net operating loss carry-forwards of approximately $37,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

Due to a lack of SMS's history of generating taxable income, we recorded a valuation allowance equal to 100% of their net deferred tax assets. In the event that we are able to generate taxable earnings from SMS in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase goodwill in the period that such determination is made.

We have net income of $19,963,000 for the Current Year compared with $1,356,000 for the Prior Year. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $5,521,000 for the Prior Year. We redeemed the preferred stock in October 2003. The net loss to common stockholders included non-cash charges for accretion and accrued dividends on preferred stock of $6,877,000 in the Prior Year.

In the Current Year, we had income per common share of $1.12 on a basic basis and $0.95 on a diluted basis, compared with a loss of $0.76 per share for the Prior Year, on both a basic and diluted basis. The number of weighted average shares increased to approximately 17,827,000 shares on a basic basis and approximately 21,932,000 shares on a diluted basis in the Current Year from approximately 7,280,000 shares on both a basic and diluted basis for the Prior Year. The increase in shares reflects (i) private placements of (a)
9,739,111 shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004; (ii) the potential conversion of $72,000,000 of 4% convertible notes due July 15, 2024, which were issued during 2004, into 4,687,500 shares of common stock; and (iii) the issuance of 259,085 shares of common stock for acquisitions during 2004. The shares and equivalents enumerated in the immediately preceding sentence are in absolute amounts, not weighted average amounts. Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.

YEAR ENDED DECEMBER 31, 2003 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Certain reclassifications were made to the 2003 and 2002 financial statements to conform to the current year presentation.

For the year ended December 31, 2003 ("2003"), revenues increased $4,454,000 (8.8%) to $55,228,000 from $50,774,000 for the year ended December 31, 2002
("2002"). Revenues from AmQUEST, which had only 11 months of operations in 2002, contributed $1,599,000 of this increase. Revenues grew by 8.5%, excluding growth contributed by AmQUEST. This organic revenue growth was net of a decline in the revenue from our largest client, ADT Security Services, Inc. Revenues from this significant customer were $14,977,000 in 2002 compared with $12,804,000 in 2003, representing 29.5% and 23.2% of total revenues in the respective periods. The decrease in revenue from this customer reflects the impact of special processing provided in 2002, but not in 2003. Other organic revenue growth totaled 27.0%.

Costs of revenues increased $3,374,000 (10.1%) to $36,663,000 (66.4% of revenues) during 2003 compared with $33,289,000 (65.6% of revenues) for 2002. Costs of revenues in 2002 reflect the benefit from the settlement with a software licensor described below. Without the benefit of that settlement, costs of revenues in 2002 would have been $36,085,000 (71.1% of revenues). The improvement in margin is related to the successful integration of the AmQUEST operations.

In January 2002, we settled a dispute of claims with a software licensor. Pursuant to the settlement, we received credits totaling $2,000,000 to be used toward future purchases (the "Credits"). The entire value of the Credits was recorded in 2002 and as of December 31, 2002, all the Credits had been applied against certain software license fees. Additionally, we reversed accrued expenses of $796,000 for software support and maintenance fees in 2002 in connection with the settlement of the dispute.

Selling and promotion costs increased due to higher compensation costs by $192,000 (6.9%) to $2,978,000 for 2003 from $2,786,000 for 2002, but decreased as a percentage of revenues to 5.4% from 5.5% in 2002.

General and administrative expenses decreased $527,000 (8.6%) to $5,587,000 for 2003 from $6,114,000 for 2002. Contributing to the improvement was a reduction of $269,000 in provision for bonuses and $195,000 in salary cost reductions, as well as a reduction of $51,000 in provision for doubtful accounts.

Depreciation and amortization for fixed assets and other intangibles rose $123,000 (2.1%), to $6,104,000 for 2003 from $5,981,000 for 2002.

We recorded net interest expense of $2,498,000 in 2003, compared with $1,965,000 in 2002. The net increase of $533,000 reflects (i) a decrease in interest income of $69,000 from a lower average balance of interest-earning assets during 2003 and, to a lesser extent, lower interest rates, and (ii) an increase of $464,000 in interest expense on a larger average outstanding debt balance than in 2002. In February 2002, we issued $10,000,000 of Senior Subordinated Debentures (the "Debentures") in connection with the AmQUEST Acquisition, bearing interest at an effective rate of 12.3%. We took advantage of a provision of the Debentures and paid the interest payments due July 2002, February 2003 and July 2003 by issuing a total of $1,190,000 in Additional Debentures, which bore the same effective interest rate. In October 2003 we repaid the Debentures and Additional Debentures from the proceeds of a private offering of common stock. Also in October 2003, in connection with the redemption of all outstanding Redeemable Preferred Stock, we issued $25,000,000 of five-year 9% term loans. Amortization of debt issuance costs and amortization of the Debenture discount also contributed to the increased interest expense in 2003.

In 2003, we recorded income tax expense of $42,000 representing estimated state income taxes. In 2002, a net income tax benefit of $208,000 was recorded, representing the carryback of $250,000 of Federal income tax credits net of estimated state income tax expense of $42,000.

Cumulative pre-tax losses that cannot be carried back can be carried forward for a period of 20 taxable years for Federal income tax purposes. We have net operating loss carry-forwards of approximately $37,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in amount in future years pursuant to Section 382 of the Internal Revenue Code. The deferred tax asset associated with carrying forward cumulative pre-tax losses has been fully offset by a valuation allowance in 2003 due to the uncertainty of realizing such tax benefits.

We have net income of $1,356,000 for 2003 compared with $1,137,000 for 2002. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $5,521,000 for 2003 compared with a net loss of $8,156,000 for 2002. The net loss to common stockholders included a decrease in non-cash charges for accretion and accrued dividends on preferred stock of $2,416,000 to $6,877,000 in 2003 from $9,293,000 in 2002. The loss per common share was $0.76 for 2003 compared with a loss per common share of $1.52 in 2002, on both a basic and diluted basis. Common stock equivalents were not included in determining the net loss per share for both periods, since the inclusion of such equivalents would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,316,000 for the year ended December 31, 2004 (the "Current Year"). During the Current Year, we had $19,963,000 of net income, a non-cash income tax credit of $12,550,000; $8,679,000 of depreciation and amortization, and a charge of $1,097,000 to expense the unamortized balance of costs and expenses relating to the repayment of approximately $40,000,000 of 9.0% notes payable. Other significant working capital changes include an increase in accounts receivable of $23,115,000 of which $12,459,000 relates to accounts receivable acquired with the SMS and IHS Acquisitions. Accounts receivable also increased by $10,985,000 as a result of operating activity during 2004. This increase included $5,659,000 related to IHS, the collection of which was delayed due to the transition of accounts payable processing by certain of the IHS customers. These receivables were collected subsequent to year end.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for approximately $36,133,000 in cash, including costs, and 135,892 shares of our common stock. As described below, the cash portion of the purchase price was funded with proceeds from a note payable and the issuance of common stock in a private placement.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. , renamed Infocrossing Healthcare Services, Inc. ("IHS"). The purchase was structured as an acquisition of the common stock of IHS for approximately $45,386,000 in cash, including costs. As described below, a portion of the purchase price was financed by borrowing $24,375,000 from a non-revolving loan facility.

Other investing activities during the Current Year include $1,456,000 for the purchase of fixed assets. During the Current Year, we also entered into capital leases having an aggregate carrying value of approximately $5,942,000; paid $7,206,000 of cash in connection with other acquisitions completed in 2004, and invested $367,000 in internally-developed software.

In March 2004, we issued 2,917,000 shares of common stock in exchange for $28,240,000, net of fees and expenses. The shares were issued in a private placement to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. Approximately $20,000,000 of the proceeds of the private placement was used to fund the acquisition of SMS, discussed above. The remainder of the amount raised was used for working capital purposes and additional acquisitions. The shares of common stock issued in May 2004 may be resold pursuant to a registration statement on Form S-3 that became effective in June 2004. We will not receive any proceeds from any sales of common stock under this registration statement.

On October 21, 2003, in connection with the redemption of our redeemable preferred stock, we issued $25,000,000 of senior secured notes payable maturing in October 2008. These notes payable were held by the prior holders of the redeemable preferred stock. On February 13, 2004, the notes payable were purchased by a financial institution. The terms and conditions of the notes payable were not materially altered. On April 2, 2004, the note payable agreement was amended and restated to provide an additional $15,000,000 used to fund a portion of the purchase price of SMS. On June 30, 2004, we repaid the outstanding balance on the notes payable.

On June 30, 2004, we completed a private offering of $60,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay the 9.0% notes payable described in the previous paragraph. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12,000,000 of the Notes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The notes were originally issued by us in a transaction exempt from the registration requirements of the Securities Act and were immediately resold by the initial purchaser in reliance on Rule 144A. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in December 2004. We will not receive any proceeds from any sales of common stock under this registration statement.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of our common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes would be convertible into 4,687,500 common shares. After the effective date of the Registration Statement and prior to the end of the 18th month thereafter, if the market price of our common stock is less than 68.23% ($10.48 initially, subject to adjustment) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment); provided that (i) this adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one such reduction of the conversion price during the term of the Notes.

The holders may convert their Notes into shares of our common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. The specified transactions include: (1) certain distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (2) certain distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (3) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" when repurchasing the Notes. The amount of the "make whole premium" is set forth in the indenture.

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

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring of additional indebtedness, as defined in the indenture. We are not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by us under the terms of the indenture.

In July 2004, we established a $25,000,000, non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances can be made during the first three years of the term of the facility and interest will be payable monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the outstanding balance will commence at the conclusion of the draw period and continue until March 2009 when any remaining balance will be due. Advances are subject to satisfying certain acquisition criteria and the approval of the lenders. We paid a 1.0% commitment fee at the closing of the loan and will pay an unused facility fee at the rate of 0.75% per annum until we borrow more than $10,000,000 on a cumulative basis. We may incur prepayment penalties if we terminate the facility during the first 18 months or prepay any advance prior to the one-year anniversary of the applicable borrowing date. As of September 30, 2004, there were no advances made under this facility. The facility and any loans made under the facility are guaranteed by all of our subsidiaries, and any such loans and the guarantees are secured by a first-priority interest on substantially all of our assets, including the capital stock and assets of the subsidiaries. The facility contains certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the facility limit our ability to pay dividends. We were in compliance with such covenants at December 31, 2004.

On October 1, 2004, we borrowed $24,375,000 from the non-revolving loan facility to pay a portion of the cost of the IHS acquisition. The amount borrowed represents the full loan availability under the line. The $625,000 balance must remain available in the event we are required to fund an Interest Reserve, as that term is defined in the loan agreement. Monthly principal payments of approximately $609,000 will begin on July 1, 2007, and a final payment of $11,578,000 is scheduled to be made on March 15, 2009.

Aside from the repayment of approximately $40,000,000 in notes payable noted above, financing activities during the Current Year also include the repayment of approximately $3,764,000 of capital leases and the receipt of $8,159,000 from the exercise of warrants and employee stock options.

The following table summarizes information about our contractual obligations as of December 31, 2004 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

                                                             PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS              TOTAL             LESS THAN             1-3                4 - 5             AFTER
                                                           1 YEAR              YEARS               YEARS            5 YEARS
                                    ---------------     --------------     ---------------     --------------    ---------------
Long-term debt                   $          24,375   $           -      $          10,969   $         13,406  $          -
Convertible notes (1)                       72,000               -                   -                  -                72,000
Interest on long-term debt                   7,872              2,101               5,556                215             -
Interest on convertible
     notes                                  57,720              3,000               8,640              5,760             40,320
Operating leases and
     software licenses                      64,497              9,633              24,819              9,887             20,158
Operating contracts for
     disaster recovery
     services                                3,444              1,573               1,871               -                  -
Capital lease obligations                   11,504              4,514               6,990               -                  -
Other long-term
     liabilities reflected on
     the Company's balance
     sheet under GAAP (2)                      150               -                    150               -                  -
                                    ---------------     --------------     ---------------     --------------    ---------------
Total contractual cash
     obligations                 $         241,562   $         20,821   $          58,995   $         29,268  $         132,478
                                    ===============     ==============     ===============     ==============    ===============

(1) Excludes the provision whereby the holders of the convertible notes may require the Company to repurchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest.

(2) Excludes Accrued Loss on Leased Facilities and Deferred Rent, as payments are included under Operating Leases.


As of December 31, 2004, we had cash and equivalents of $26,311,000. On February 22, 2005, we filed a preliminary, or "shelf" registration statement with the Securities and Exchange Commission. This registration statement will permit us to sell equity or debt securities, in any combination, for up to $125,000,000. We intend to use the net proceeds we expect to receive from the sale of the securities to reduce our outstanding debt and to fund possible acquisitions and investments. The exact timing and terms of this financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.

We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing to fund significant acquisitions or other substantial investments.


EBITDA

EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because we consider such information an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with comparable market capitalization to us, many of which present EBITDA when reporting their results. We also use EBITDA as one of the factors used to determine the total amount of bonuses available to be awarded to executive officers and other employees. Our credit agreement uses EBITDA (with additional adjustments) to measure compliance with covenants such as interest coverage and debt incurred. EBITDA is also used by prospective and current lessors as well as potential lenders to evaluate potential transactions with us. In addition, EBITDA is also widely used by us and other buyers to evaluate and determine the price of potential acquisition candidates.

For the year ended December 31, 2004, our EBITDA was $21,560,000 compared to $10,000,000 for the year ended December 31, 2003.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. Generally Accepted Accounting Principles ("GAAP"). Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and (c) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of our performance. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only on a supplemental basis.

The following table reconciles EBITDA to net income for the Current and Prior Year.

                          RECONCILIATION - IN THOUSANDS
-----------------------------------------------------------------------------
                                              YEAR ENDED DECEMBER 31,
                                 --------------------------------------------
                                            2004                    2003
                                 --------------------    --------------------
NET INCOME                          $          19,963       $           1,356
  Add back (deduct):
    Tax expense (benefit)                     (12,539)                     42
    Interest expense                            5,457                   2,498
    Depreciation and amortization               8,679                   6,104

                                     ----------------        ----------------
EBITDA                              $          21,560       $          10,000
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

REVENUE RECOGNITION

Our services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with customers typically range from two to seven years. Revenue is recognized (1) after we have obtained an executed service contract from the customer; (2) as the services are rendered; (3) when the price is fixed as per the service contract; and (4) when we believe that collectibility is reasonably assured, based on our credit risk policies and procedures that we employ.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends, and other relevant information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

BUSINESS COMBINATIONS

Our current acquisitions and future acquisitions of businesses that we will control will be accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions will be based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as goodwill. The fair values will be determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information will include valuations supplied by independent appraisal experts for significant business combinations. The valuations will generally be based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and by outside experts engaged to assist in this process.

GOODWILL, INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

Significant assets acquired in connection with our acquisitions include customer lists, customer relationships, property and equipment and goodwill.

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Goodwill is not amortized. However, we are required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which will then be compared to its corresponding carrying value. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material negative change in relationship with significant customers. The "implied fair value" of reporting unit will be determined by our management and will generally be based upon future cash flow projections for the reporting unit, discounted to present value. We will use outside valuation experts when management considers that it would be appropriate to do so. Intangibles subject to amortization, including customer lists and customer relationships, are amortized over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. We take into consideration the history of contract renewals in determining our assessment of useful life and the corresponding amortization period. We analyze our customer lists on a case-by-case basis, with examination of the history of contract renewals as well as other factors, such as material changes to contract terms or significant new commitments where applicable. Such estimates are based on management's judgment of its current relationship with the relevant customers and its estimate of future economic. Changes to either of these factors could result in an impairment charge, which could have a material effect on our results of operation and financial condition.

Customer relationships are essential to our business. In determining the value of these relationships, we discounted the expected returns for each contract using a discounted cash flow analysis over the remaining terms of the contract. We further estimate that it would be unlikely that a customer would terminate its contract, due to the quality of service currently provided as well as the lack of viable alternatives.

Property and equipment are initially stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

We will perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets' physical condition. When indicators of impairment are present, management determines whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models which require numerous highly sensitive assumptions and estimates.


DEFERRED TAXES

Our deferred tax assets are comprised primarily of net operating loss carryforwards. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Based on our profitability in 2004 and our forecasts, we have determined it is more likely than not that our net operating loss carry-forwards and other temporary differences will be realized. Accordingly, we released the full valuation allowance in the fourth quarter of 2004. Due to a lack of a history of generating taxable income on SMS, we recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event that we are able to generate taxable earnings from SMS in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase goodwill in the period that such determination was made.

STOCK-BASED COMPENSATION

To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled "Recent Accounting Pronouncements" below for a discussion of the impact of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, on our recording of stock-based compensation for interim or annual reporting periods beginning on or after June 15, 2005.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our operating results or financial position.

In December 2004, the FASB issued SFAS No. 123 (R), SHARED-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of the following two methods:

         1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all shared based payments granted after the effective date and
(b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

         2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt FASB 123(R) using the modified-prospective method.

As permitted by FASB 123, we currently account for shared-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in
Note 1 to our consolidated financial statements.

We have not determined what impact SFAS 123(R) might have on the nature of our shared-based compensation to employees in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS AND PROCEDURES.

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. During the quarter ending on December 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting such assessment, management of the Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, the internal controls of ITO Acquisition Corporation doing business as Systems Management Specialists and a segment of Verizon Information Technologies Inc. now known as Infocrossing Healthcare Services, Inc. which are included in the 2004 consolidated financial statements of the Company and constituted approximately $107 million or 49% of total assets, including goodwill of approximately $66 million as of December 31, 2004, and approximately $42 million or 40% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entitles because the Company acquired these entities in 2004. Refer to Note 2 to the consolidated financial statements for further discussion of these acquisitions and their impact on Infocrossing's consolidated financial statements. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFOCROSSING, INC. AND SUBSIDIARIES

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Infocrossing, Inc. and subsidiaries "(Infocrossing") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infocrossing's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Infocrossing's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, Infocrossing has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2004, the internal controls of ITO Acquisition Corporation doing business as Systems Management Specialists and a segment of Verizon Information Technologies Inc. now known as Infocrossing Healthcare Services, Inc. which are included in the 2004 consolidated financial statements of the Company and constituted approximately $107 million or 49 %of total assets, including goodwill of approximately $66 million as of December 31, 2004, and approximately $42 million or 40% of revenues for the year then ended. Our audit of internal control over financial reporting of Infocrossing also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, management's assessment that Infocrossing maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infocrossing maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infocrossing as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                                               /s/ ERNST & YOUNG LLP

New York, New York
March 14, 2005


ITEM 9B.  OTHER INFORMATION.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.  EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is included above in
Part II, Item 5 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The contents of Items 10 through 14 are incorporated by reference to a Definitive Proxy Statement to be filed on or before May 2, 2005.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appears as page F-1 of this report. Schedules not required have been omitted

     2. The exhibits required to be filed as a part of this Annual Report are listed below.

     EXHIBIT NO.    DESCRIPTION
(a) Exhibits:


     3.1A Company's Restated Certificate of Incorporation.


     3.1B Certificate of Amendment to the Company's Certificate of
          Incorporation, filed May 8, 2000, to increase the authorized shares and to remove Article 11. , incorporated by reference to the Company's report on Form 10-Q for the period ended April 30, 2000.


     3.1C Certificate of Amendment to the Company's Certificate of
          Incorporation, filed as of June 5, 2000, to change the name of the Company to Infocrossing, Inc. , incorporated by reference to the Company's report on Form 10-Q for the period ended April 30, 2000.


     3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q/A filed May 17, 2004.

     4.1 Indenture, dated as of June 30, 2004, between the Company as issuer and Wells Fargo Bank, National Association, as trustee; and form of 4.00% Convertible Senior Notes due 2024, incorporated by reference to
          Exhibit 4.2 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.

     4.2 Resale Rights Agreement, dated as of June 30, 2004, by and between the Company and Lehman Brothers, Inc. regarding the Company's 4.00% Convertible Senior Notes due 2024, incorporated by reference to
          Exhibit 4.4 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.


     4.3 Securities Purchase Agreement, dated as of March 24, 2004, by and among the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 1, 2004.

     4.4 Registration Rights Agreement, dated as of March 24, 2004, by and the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 1, 2004.


     4.5 Securities Purchase Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 22, 2003.


     4.6 Registration Rights Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 22, 2003.


     4.7 Exchange Agreement, dated as of October 16, 2003, by and among the Company and holders of series A preferred stock and series A warrants, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 22, 2003.

    EXHIBIT NO.    DESCRIPTION


     4.8 Second Amended and Restated Registration Rights Agreement, dated as of October 21, 2003, by and among the Company and certain stockholders of the Company, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed October 22, 2003.


     4.9 Warrant Agreement dated as of February 1, 2002 by and between the Company and the Warrantholders party thereto, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 5, 2002.


     4.10 Warrant Agreement between the Company and the Warrantholders Party thereto.


     10.1 Purchase and Sale Agreement, dated as of September 1, 2004 between Verizon Data Services, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 14, 2004

     10.2 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2004.

     10.3 Stock Purchase Agreement dated as of February 5, 2002 by and between the Company and American Software, Inc., incorporated by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 5, 2002.


     10.4A Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders ("Acquisition Loan Agreement"), incorporated by reference to Exhibit
          10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.


     10.4B Consent, Waiver and First Amendment to Acquisition Loan Agreement dated as of October 1, 2004, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.


     10.4C Amended and Restated Consent, Waiver, and First Amendment to
          Acquisition Loan Agreement, dated as of October 6, 2004, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.


     10.4D Second Amendment to Acquisition Loan Agreement and Other Documents, dated as of November 8, 2004, incorporated by reference to Exhibit
          10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.


     10.4E Third Amendment to Acquisition Loan Agreement and Other Documents, dated as of December 29, 2004.


     10.5A Guaranty and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Security Agreement"), incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period June 30, 2004.


     10.5B Joinder to Security Agreement dated October 1, 2004.


     10.6A Stock Pledge Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Stock Pledge Agreement"), incorporated by reference to Exhibit
          10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.


     10.6B Addendum to Stock Pledge Agreement dated October 1, 2004.


     10.7A Amended and Restated Term Loan Agreement, dated as of April 2, 2004 between the lenders named therein and the Company ("Amended and Restated Term Loan Agreement"), incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed April 7, 2004.

    EXHIBIT NO.    DESCRIPTION


     10.7B First Amendment to Amended and Restated Term Loan Agreement, dated as of June 30, 2004, between the lenders named therein and the Company, incorporated by reference to Exhibit 4.5 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.


     10.7C Term Loan Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2003.


     10.7D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource Finance LLC.


     10.7E Master Assignment and Assumption Agreement, dated as of February 13,
          2004, by and among by and among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource Finance LLC.


     10.8A Guaranty and Security Agreement, dated as of April 2, 2004, between a subsidiary of the Company and CapitalSource, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 7, 2004.


     10.8B Guaranty and Security Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the Company's subsidiaries, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2003.


     10.9 Amended and Restated Stock Pledge Agreement, dated as of April 2, 2004, among the Company, a subsidiary of the Company, and CapitalSource, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 7, 2004.

     10.10 Employment Agreement between the Company and Zach Lonstein, dated as of January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.


     10.11 Employment Agreement between the Company and Robert Wallach, dated as of January 1, 2005, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.5 to Infocrossing's Form 10-Q for the period ended July 31, 2000.


     10.12A Employment Agreement, dated as of April 2, 2004, by and between the Company and Patrick A. Dolan, incorporated by reference to Exhibit
          10.4 to the Company's Current Report on Form 8-K filed April 7, 2004.


     10.12B Settlement and Release Agreement dated as of October 15, 2004 by and among the Company and Patrick A. Dolan, incorporated by reference to
          Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 5, 2004.


     10.13A Employment Agreement, dated as of April 2, 2004, by and between the Company and Jim Cortens, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed April 7, 2004.


     10.13B Settlement and Release Agreement dated as of October 15, 2004 by and among the Company and Jim Cortens.

     10.14 Employment Agreement, dated as of October 1, 2004, by and between a subsidiary of the Company and Michael J. Luebke.

    EXHIBIT NO.    DESCRIPTION


     10.15A Company's 2002 Stock Option and Stock Appreciation Rights Plan
          ("2002 Plan"), incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 25, 2002.


     10.15B Amendment to 2002 Plan adopted by the Board of Directors on January
          21, 2005.


     10.15C Amendment to 2002 Plan approved at the Company's Annual Meeting of
          Stockholders held on June 15, 2004.


     10.15D Amendment to 2002 Plan adopted by the Board of Directors on April 1,
          2004.


     10.16A Amended and Restated 1992 Stock Option and Stock Appreciation Rights
          Plan ("1992 Plan"), incorporated by reference to Appendix A to Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2000.


     10.16B Amendment to 1992 Plan approved at the Company's Annual Meeting of
          Stockholders held on June 22, 2001.


     10.17 Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.


     10.18A Lease dated June 2, 1997 between the Company and Leonia Associates,
          LLC.


     10.18B First Amendment of Lease between the Company and Leonia Associates,
          LLC, dated January 16, 1998.


     10.18C Second Amendment of Lease between the Company and Leonia Associates,
          LLC, dated as of September 9, 1999.


     10.18D Third Amendment of Lease between the Company and Leonia Associates,
          LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.


     10.18E Fourth Amendment of Lease between the Company and Leonia Associates,
          LLC, dated as of April 19, 2004.


     10.19A Office Lease Agreement dated May 22, 2000 between the Company and
          Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.


     10.19B First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ended March 31, 2002.

     10.20A Lease Agreement between Birch Windell, LLC (Landlord) and ITO
          Acquisition Corp (Tenant) dated as of December 19, 2002

     10.20B First Amendment to Lease between Global Brea, LLC and ITO
          Acquisition Corporation

     10.21A Tenth Floor Option Agreement between the Company, G-H-G Realty
          Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to Exhibit 10.6A to the Company's Form 10-K for the fiscal year ended October 31, 2000.


     10.21B Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to Exhibit 10.6B to the Company's 10-K for the fiscal year ended October 31, 2000.


     10.28A* Master Services Agreement dated as of May 24, 2001 among the
          Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc., incorporated by reference to Exhibit 10.1A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

     10.28B* Amendment to Master Services Agreement among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc. dated as of January 11, 2002, incorporated by reference to Exhibit 10.1B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

    EXHIBIT NO.    DESCRIPTION


     10.29* Computer Services Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

     10.30* Marketing Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

     10.31* Extension Agreement dated as of October 1, 2002 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2C to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

     10.32* Extension Agreement dated as of December 30, 2003 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2D to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.


     14. Code of Ethics, incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of June 15, 2004.


     31.  Certifications required by Rule 13a-14(a) to be filed.

     32 Certifications required by Rule 13a-14(b) to be furnished but not filed.



     * Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

 (b) Reports on Form 8-K

     Pursuant to Item 1.01 of Form 8-K, on September 1, 2004 we announced we had entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Verizon Data Services Inc. ("Seller"), to acquire for $43.5 million in cash a segment of the healthcare business of Verizon Information Technologies Inc., which is a wholly owned subsidiary of Seller and which provides managed care, Medicare and Medicaid processing services.

     Pursuant to Item 2.01 of Form 8-K, on October 4, 2003 we reported the completion on October 1, 2004 of the previously announced acquisition from Verizon Data Services, Inc.

     Pursuant to Item 7.01 of Form 8-K, on October 12, 2004 we announced that we would hold a conference call at 4:00 pm on that date to discuss the previously announced acquisition from Verizon Data Services, Inc.

     Pursuant to Item 5.02(b) and (c) of Form 8-K, on November 5, 2004 we announced the resignation of Patrick Dolan as Chief Executive Officer and the assumption of those duties by Robert Wallach.

     Pursuant to Item 5.02(d) of Form 8-K, on November 30, 2004 we announced the election of Jeremiah Healy to our Board of Directors.

     Pursuant to Item 2.01 of Form 8-K, on December 17, 2004 we amended Form 8-K as filed on October 4, 2004 to add financial statements and pro forma information.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFOCROSSING, INC.

March 16, 2005                     /s/ ZACH LONSTEIN
                                  ---------------------------------------------
                                  Zach Lonstein - Chief Executive Officer

March 16, 2005                    /s/  WILLIAM J. McHALE
                                  ---------------------------------------------
                                  William J. McHale - Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2005                    /s/ ZACH LONSTEIN
                                  ---------------------------------------------
                                  Zach Lonstein - Chairman of the Board of
                                  Directors

March 16, 2005                    /s/ PETER J. DaPUZZO
                                  ---------------------------------------------
                                  Peter J. DaPuzzo - Director

March 16, 2005                    /s/ JEREMIAH M. HEALY
                                  ---------------------------------------------
                                  Jeremiah M. Healy - Director

March 16, 2005                    /s/ KATHLEEN A. PERONE
                                  ---------------------------------------------
                                  Kathleen A. Perone - Director

March 16, 2005                    /s/ MICHAEL B. TARGOFF
                                  ---------------------------------------------
                                  Michael B. Targoff - Director

March 16, 2005                    /s/ ROBERT B. WALLACH
                                  ---------------------------------------------
                                  Robert B. Wallach - Director

March 16, 2005                    /s/ HOWARD L. WALTMAN
                                  ---------------------------------------------
                                  Howard L. Waltman - Director

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                     Page No.
                                                                    -----------

Report of Independent Registered Public Accounting Firm                 F-2

  Consolidated Balance Sheets -
     December 31, 2004 and 2003                                         F-3

  Consolidated Statements of Operations -
     Years ended December 31, 2004, 2003, and 2002                      F-4

  Consolidated Statements of Stockholders' Equity (Deficit) -
     Years ended December 31, 2004, 2003, and 2002                      F-5

  Consolidated Statements of Cash Flows -
     Years ended December 31, 2004, 2003, and 2002                      F-6

  Notes to Consolidated Financial Statements                            F-8

  Schedule II: Valuation and Qualifying Accounts                        S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFOCROSSING, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infocrossing, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                                              /s/ ERNST & YOUNG, LLP

New York, New York
March 14, 2005

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                                                                              DECEMBER 31,
                                                                                    ----------------------------------
                                      ASSETS                                             2004               2003
                                                                                    ---------------    ---------------
CURRENT ASSETS:
  Cash and equivalents                                                              $      26,311      $      10,073
  Trade accounts receivable, net of allowances for
     doubtful accounts of $249 and $570, respectively                                      26,707              3,592
  Due from related parties                                                                    238                226
  Prepaid license fees                                                                      1,585                945
  Deferred income taxes                                                                     1,260              -
  Other current assets                                                                      4,650              1,780
                                                                                       ------------       ------------
    Total current assets                                                                   60,751             16,616

  Property, equipment and purchased software                                               25,113             18,725
  Deferred software, net                                                                    1,077              1,264
  Goodwill                                                                                103,177             28,361
  Other intangible assets, net                                                             12,328                788
  Deferred income taxes                                                                    11,715              -
  Security deposits and other non-current assets                                            2,489              1,384
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     216,650      $      67,138
                                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $       9,041      $       2,768
Current portion of long-term debt and capitalized lease obligations                         3,683              2,559
Current portion of accrued loss on leased facilities                                          217                202
Accrued expenses                                                                            8,489              1,516
Income taxes payable                                                                          305               -
Current deferred revenue                                                                    1,267              1,356
                                                                                       ------------       ------------
    Total current liabilities                                                              23,002              8,401

Notes payable, long-term debt and capitalized lease
   obligations, net of current portion                                                    100,432             25,732
Accrued loss on leased facilities, net of current portion                                     505                732
Deferred revenue, net of current portion                                                    -                     42
Other long-term liabilities                                                                 1,474              1,430
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       125,413             36,337
                                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                   -                  -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
    20,395,473 and 15,732,038 at December 31, 2004 and 2003, respectively                     204                157
Additional paid-in capital                                                                150,278            109,565
Accumulated deficit                                                                       (56,107)           (76,070)
                                                                                       ------------       ------------
                                                                                           94,375             33,652
Less 618,969 and 594,990 shares at December 31, 2004 and 2003,
     respectively, of common stock held in treasury, at cost                               (3,138)            (2,851)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 91,237             30,801
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     216,650      $      67,138
                                                                                       ============       ============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                                       YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                             2004               2003                2002
                                        ---------------    ----------------    ----------------
REVENUES                                $     104,949       $      55,228      $       50,774
                                            -----------        ------------       -------------
COSTS and EXPENSES:
     Costs of revenues, excluding
            depreciation shown below           71,368              36,663              33,289
     Selling and promotion costs                3,277               2,978               2,786
     General and administrative
            expenses                            8,744               5,587               6,114
     Leased facilities and office
            closings                           -                   -                     (290)
     Depreciation and amortization              8,679               6,104               5,981
                                            -----------        ------------       -------------
                                               92,068              51,332              47,880
                                            -----------        ------------       -------------
INCOME FROM OPERATIONS                         12,881               3,896               2,894
                                            -----------        ------------       -------------
Interest income                                  (313)               (103)               (172)
Fees related to loans repaid                    1,347               -                   -
Interest expense                                4,423               2,601               2,137
                                            -----------        ------------       -------------
                                                5,457               2,498               1,965
                                            -----------        ------------       -------------
INCOME BEFORE                                   7,424               1,398                 929
     INCOME TAXES
Income tax (benefit) expense                  (12,539)                 42                (208)
                                            -----------        ------------       -------------
NET INCOME                                     19,963               1,356               1,137
Accretion and dividends on
redeemable
     preferred stock                            -                  (6,877)             (9,293)
                                            -----------        ------------       -------------
NET INCOME (LOSS) TO COMMON
     STOCKHOLDERS                       $      19,963       $      (5,521)     $       (8,156)
                                            ===========        ============       =============

BASIC EARNINGS PER SHARE:
Net income (loss) to common
     stockholders per share             $        1.12       $       (0.76)     $        (1.52)
                                            ===========        ============       =============
Weighted average number of
    common shares outstanding               17,827,006          7,279,786           5,352,757
                                            ===========        ============       =============

DILUTED EARNINGS PER SHARE:
Net income (loss) to common
     stockholders per share             $        0.95       $       (0.76)     $        (1.52)
                                            ===========        ============       =============
Weighted average number of
     common share equivalents
     outstanding                            21,931,982          7,279,786           5,352,757
                                            ===========        ============       =============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                             ADDITIONAL                           TREASURY
                               COMMON                         PAID IN         ACCUMULATED         STOCK AT
                               SHARES        PAR VALUE        CAPITAL           DEFICIT             COST             TOTAL
                              ----------    ------------    -------------    ---------------    -------------     -------------
 Balances,
   December 31, 2001              5,912      $      59      $     59,054      $     (62,393)     $    (2,756)     $     (6,036)

 Exercises of stock options          54              1               289             -                   (95)              195
 Accretion and dividends on
     redeemable preferred
     stock                       -              -                 -                  (9,293)          -                 (9,293)

 Conversion of preferred
     stock and exercise
     of warrants                      7         -                     65             -                -                     65


 Warrants issued                 -              -                 1,720              -                -                  1,720

 Other                           -              -                      7             -                -                      7

 Net income                      -              -                 -                   1,137           -                  1,137
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
   December 31, 2002              5,973      $      60      $     61,135      $     (70,549)     $    (2,851)     $    (12,205)

 Exercises of stock options          20         -                    106             -                -                    106

 Accretion and dividends on
     redeemable preferred
     stock                       -              -                 -                  (8,091)          -                 (8,091)

 Vesting of a non-qualified
     stock option                -              -                     40             -                -                     40

 Private stock offering           9,739             97            69,845             -                -                 69,942

 Recapitalization of
 preferred
     stock and warrants          -              -                (20,755)             1,214           -                (19,541)

 Cancellation of warrants on
     repayment of debentures     -              -                   (806)            -                -                   (806)

 Net income                      -              -                 -                   1,356           -                  1,356
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2003          15,732      $     157      $    109,565      $     (76,070)          (2,851)     $     30,801

 Exercises of stock options         346              4             1,952             -                 (287)            1,669

 Exercises of warrants            1,141             11             6,479             -                -                 6,490

 Vesting of a non-qualified
     stock option                -              -                     31             -                -                    31

 Warrants issued                 -              -                    137             -                -                   137

 Private stock offering           2,917             29            28,211             -                -                28,240

 Stock issued in connection
      with acquisitions             259              3             2,936             -                -                 2,939

 Tax credit for disqualifying
     disposition of stock
 options                         -              -                    967             -                -                   967

 Net income                      -              -                 -                  19,963           -                19,963
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2004          20,395      $     204      $    150,278      $     (56,107)          (3,138)     $     91,237
                               ==========       ========       ===========       ============       ==========       ===========


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    YEARS ENDED DECEMBER 31,
                                            ---------------------------------------    --------------------
                                                   2004                  2003                  2002
                                            -------------------    -----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $         19,963      $         1,356      $            1,137
Adjustments to reconcile net income
     to cash provided by  operating
     activities:
     Depreciation and amortization                      8,679                6,104                   5,981
     Accretion of discounted debt                          62                  422                     491
    Unamortized fees relating to loans
         repaid                                         1,097               -                       -
     Non-employee option issued for
         services                                         168                   40                  -
     Deferred income taxes                            (12,550)              -                       -
     Reduction of accrued
          loss on leased facilities                    -                    -                         (290)
    Bad debt expense                                      329                  144                     228
    Interest due on related party balances                (12)                 (10)                    (11)

Changes in operating assets and
     liabilities (net
     of effect of acquisitions:

    Decrease (increase) in:
        Trade accounts receivable                     (10,985)                 633                    (550)
        Prepaid license fees and other
             current assets                            (2,138)                (590)                   (122)
        Security deposits and other non-
             current assets                              (165)                  84                   1,539
    Increase (decrease) in:
        Accounts payable                                4,242               (1,325)                  2,179
        Income taxes payable                              437                  (96)                     96
        Accrued expenses                               (2,057)                (510)                 (5,956)
        Payments on accrued loss on leased
             facilities                                  (156)                (148)                 (3,257)
        Deferred
             revenue and other liabilities               (598)                (168)                   (221)
                                                ---------------       --------------        ----------------
Net cash provided by
     operating activities                               6,316                5,936                   1,244
                                                ---------------       --------------        ----------------
CASH FLOWS FROM
    INVESTING ACTIVITIES:
    Purchase of property and equipment                 (1,456)              (1,419)                 (3,955)
    Purchase of businesses, net of cash
          acquired                                    (88,593)                (350)                (19,896)
     Purchases of auction-rate securities             (64,200)               -                       -
     Redemptions of auction-rate securities            64,200                -                       -
    Increase in deferred software costs                  (367)                (138)                   (135)
                                                ---------------       --------------        ----------------
Net cash used in
    investing activities                              (90,416)              (1,907)                (23,986)
                                                ---------------       --------------        ----------------


                             Continued on next page.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                                      YEARS ENDED DECEMBER 31,
                                               ----------------------------------------     ------------------
                                                     2004                  2003                   2002
                                               ------------------    ------------------     ------------------
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Net proceeds from a private equity
          placement                            $         28,240      $         69,942      $          -
    Proceeds from issuance of Debentures                 -                     -                      10,000
    Proceeds from sale of convertible notes              69,480
    Proceeds from debt financing                         39,375                -                      -
    Redemption of preferred stock and
          warrants                                       -                    (56,321)                -
    Repayment of debentures and interest
          accrued                                        -                    (12,227)                -
    Repayments of debt and capitalized leases           (43,764)               (2,431)                (4,726)
    Payment of costs related to debt
          financings                                     (1,096)               -                      -
    Exercises of stock options and warrants               8,159                   106                    202
                                                  ---------------        --------------        ---------------
Net cash provided by (used in)  financing
    activities                                          100,394                  (931)                 5,476
                                                  ---------------        --------------        ---------------
Net cash  provided by (used in)
     continuing operations                               16,294                 3,098                (17,266)
CASH FLOWS FROM DISCONTINUED OPERATION:
    Payments on portion of accrued loss on
        leased facilities relating to
        discontinued operation                              (56)                  (51)                   (52)
                                                  ---------------        --------------        ---------------
Net increase  (decrease)
    in cash and equivalents                              16,238                 3,047                (17,318)
Cash and equivalents, beginning of year                  10,073                 7,026                 24,344
                                                  ---------------        --------------        ---------------
Cash and equivalents, end of year              $         26,311      $         10,073      $           7,026
                                                  ===============        ==============        ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                               $          2,802      $            981      $             422
                                                  ===============        ==============        ===============
        Income taxes                           $            169      $            132      $              22
                                                  ===============        ==============        ===============
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
    Notes payable issued for a portion of
         the redemption of the preferred
         stock and warrants                    $         -           $         25,000      $           -
                                                  ===============        ==============        ===============
    Common stock issued for a portion of
        purchase price on acquisitions         $          2,939      $          -          $           -
                                                  ===============        ==============        ===============
    Equipment acquired subject to a capital
        lease                                  $          5,942      $          2,475      $           1,278
                                                  ===============        ==============        ===============
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
    Treasury shares received in
        payment of a stock option exercise                  287      $         -           $              95
                                                  ===============        ==============        ===============
    Preferred shares converted to common                 -           $         -           $              65
                                                  ===============        ==============        ===============
    Additional Debentures issued in lieu
       of a cash payment of interest                     -           $          1,310      $             600
                                                  ===============        ==============        ===============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provides information technology and business process outsourcing services to companies, institutions, and government agencies.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of customers' financial condition, and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

Property, Equipment and Software- Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives. Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such assets are internal-use software, accounted for in accordance with Statement of Position 98-1, "Accounting of the Costs of Computer Software Developed or Obtained for Internal Use." The estimated useful lives of such assets vary between three and five years, based upon the estimated useful life of each particular software product. If the software has been developed for a particular client, the useful life equals the term of the related customer contract.

Goodwill, Other Intangible and Long-Lived Assets - Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Long-Lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Other intangible assets, primarily acquired customer lists, are amortized over their respective useful lives ranging from five to ten years and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, no impairment has occurred.

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients range from two to seven years. Revenue is recognized (1) after the Company has obtained an executed service contract from the customer (2) as the services are rendered (3) when the price is fixed as per the service contract and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.

Costs of Revenues - Costs of revenues include software licenses, operating hardware leases, hardware maintenance, telecommunication services, and the cost of customer service personnel, computer operators, programmers, and other technical personnel.

Deferred Revenue - The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recorded as revenue as the services are rendered.

Income Taxes - The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Earnings per Share - The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the year ended December 31, 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock and the effects of convertible securities aggregating 4,104,976 shares. The calculation for 2004 also includes an increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $906,000. The calculation of earnings per share for the year ended December 31, 2004 excludes 1,145,100 shares related to stock options and warrants because to include them in the calculation would be antidilutive. Earnings per share for the years ended December 31, 2003 and 2002 excluded weighted average shares related to stock options and warrants of 594,026 and 2,921,972, respectively, because to include them in the calculations for those years would have been antidilutive.

Comprehensive Income - SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income (loss) is equal to its net income (loss) for all periods presented.

Segments - The Company and its subsidiaries operate in one reportable segment of providing information technology and business process outsourcing services.

Derivatives - The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

Fair Value of Financial Instruments - At December 31, 2004 and 2003, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

Major Customers - For the years ended December 31, 2004, 2003 and 2002, one client accounted for 13%, 23%, and 29%, respectively, of the Company's total revenues. Also, for the year ended December 31, 2002, another client accounted for 11% of the Company's total revenues.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of the following two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified prospective method.

As permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share below.

The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's loss in thousands of dollars and basic and diluted earnings (loss) per common share for the years ended December 31, 2004, 2003, and 2002, respectively, would have been as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                         2004                2003                 2002
                                                   -----------------    ----------------    -----------------
Net income (loss) to common stockholders:
    As reported                                    $        19,963      $       (5,521)     $        (8,156)
    Stock compensation expense determined
        under fair value method                             (2,739)             (1,020)              (2,044)
                                                      --------------       -------------       --------------
            Pro forma                              $        17,224      $       (6,541)     $       (10,200)
                                                      ==============       =============       ==============

Basic net earnings (loss) to common
    stockholders per share:
        As reported                                $          1.12      $        (0.76)     $         (1.52)
        Stock compensation expense                           (0.15)              (0.14)               (0.38)
                                                      --------------       -------------       --------------
            Pro forma                              $          0.97      $        (0.90)     $         (1.90)
                                                      ==============       =============       ==============

Diluted net earnings (loss) to common
    stockholders per equivalent share:
        As reported                                $          0.95      $        (0.76)     $         (1.52)
        Stock compensation expense                           (0.13)              (0.14)               (0.38)
                                                      --------------       -------------       --------------
            Pro forma                              $          0.82      $        (0.90)     $         (1.90)
                                                      ==============       =============       ==============

The Pro forma income (loss) and pro forma basic and diluted earnings (loss) per share for the years ended December 31, 2003 and 2002 have been restated to properly account for forfeitures.

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the years ended December 31, 2004, 2003 and 2002 was $6,093,000, $595,000, and $689,000, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: a risk-free interest rate of between 2.63% and 3.13%; expected lives of between six months and three years; and expected volatility of between 35.7% and 41.13%. The following weighted average assumptions were used for grants in 2003: a risk-free interest rate of between 2.21% and 2.63%; expected lives of three years; and expected volatility of between 41.13% and 53.0%. The assumptions used in 2002 included a risk-free interest rate of 3.69%, expected lives ranging from six months to five years, and expected volatility of 54.7%.

2. ACQUISITIONS

INFOCROSSING HEALTHCARE SERVICES, INC.

On October 1, 2004, the Company acquired the Medicaid, Medicare and Managed Care claims processing business (the "Claims Processing Business") of Verizon Information Technologies Inc. ("VITI") from Verizon Communications Inc. (NYSE:
VZ). The sale was structured as an acquisition of the common stock of the Claims Processing Business. The purchase price was $43,500,000 in cash and approximately $1,886,000 in related acquisition costs (the "IHS Acquisition"). Immediately following the closing of the IHS Acquisition, the Claims Processing Business' name was changed to Infocrossing Healthcare Services, Inc. ("IHS"). The IHS Acquisition was pursuant to a Purchase and Sale Agreement, dated as of September 1, 2004, between Verizon Data Services, Inc. (VITI's parent) and the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $25,357,000 and an intangible asset subject to amortization in the amount of $10,320,000, relating to contract rights and customer relationships, was recorded. The intangible asset is being amortized over its estimated useful life of ten years. The goodwill related to the IHS Acquisition is deductible for tax purposes.

IHS is engaged in the business of providing customers in the healthcare industry with information technology outsourcing services, healthcare transaction processing services, Health Insurance Portability and Accountability Act consulting and implementation services, payer application solutions and Medicaid fiscal agent services. Such customers mainly are located in Missouri, Florida, Arizona, Alabama, Arkansas, North Dakota, Utah, and Montana.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the IHS Acquisition.

                            OCTOBER 1, 2004
                             (IN THOUSANDS)

Trade accounts receivable                                  $      9,146
Other current assets                                                 57
                                                              -----------
    Total current assets                                          9,203
Property, equipment, and purchased software                       2,049
Intangible assets subject to amortization                        10,320
Goodwill                                                         25,357
                                                              -----------
    Total assets acquired                                        46,929
                                                              -----------
Accrued expenses                                                 (1,380)
Deferred revenue                                                    (72)
Other current liabilities                                           (91)
                                                              -----------
    Total current liabilities                                    (1,543)
                                                              -----------
Purchase price                                             $     45,386
                                                              ===========

INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000 (the "SMS Acquisition"). Subsequent to the acquisition, SMS changed its name to Infocrossing West, Inc. ("IFOX West"). The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $40,648,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to contract rights and customer relationships, was recorded. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through December 31, 2004, such contingent consideration totaled $281,000, which was recorded as additional goodwill.

IFOX West, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the SMS Acquisition.

                                 APRIL 2, 2004
                                (IN THOUSANDS)

Trade accounts receivable                                  $             3,313
Other current assets                                                     1,447
                                                              ------------------
    Total current assets                                                 4,760
Property, equipment, and purchased software                              4,033
Intangible assets subject to amortization                                1,650
Other assets                                                               793
Goodwill                                                                40,648
                                                              ------------------
    Total assets acquired                                               51,884
                                                              ------------------
Accrued expenses                                                        (7,983)
Current portion of capitalized lease obligations                        (1,529)
Other current liabilities                                                  (87)
                                                              ------------------
    Total current liabilities                                           (9,599)
Long term liabilities                                                   (5,043)
                                                              ------------------
    Total liabilities assumed                                          (14,642)
                                                              ------------------
Purchase price, net of cash acquired of $330               $            37,242
                                                              ==================

In 2004, the Company acquired two additional businesses (the "Minor Acquisitions") for $7,090,000 in cash, $116,000 in related acquisition costs and 123,193 shares of common stock of the Company valued at approximately $1,500,000. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. As part of the allocation, approximately $8,530,000 was allocated to goodwill and $501,000 was allocated to an amortizable intangible asset (contract rights and customer relationships) that are being amortized over its estimated useful life of five years. The goodwill related to the Minor Acquisitions is deductible for tax purposes.

The results of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisitions. The Company is in the process of finalizing the fair value of certain assets, thus the allocation of the purchase prices of the acquisitions above are subject to adjustment.

The following unaudited condensed combined pro forma information for the years ended December 31, 2004 and 2003 give effect to the IHS Acquisition and the SMS Acquisition as if they had occurred on January 1, 2003. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings, nor to the Minor Acquisitions because the impact these acquisitions would have on the pro forma information is not material.

                               PRO FORMA INFORMATION
                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                                  2004                2003
                                            ----------------    ---------------

Revenues                                    $      149,552      $     143,560
                                                ============        ===========

Net income (loss)                           $       23,475      $        (835)
                                                ============        ===========

Net income (loss) to common stockholders    $       23,475      $      (7,712)
                                                ============        ===========
Basic net earnings (loss) to common
    stockholders per share                  $         1.33              (0.98)
                                                ============        ===========
Diluted net earnings (loss) to common
    stockholders per equivalent share       $         1.12      $       (0.98)
                                                ============        ===========


3. PROPERTY, EQUIPMENT AND SOFTWARE

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Property, equipment and purchased software consists of the following (in thousands):

                                                                                     DEPRECIABLE
                                             DECEMBER 31,                           LIVES (YEARS)
                                      ------------------------------------------    --------------
                                               2004                   2003
                                      --------------------    ------------------    --------------
Computer equipment                    $           12,907      $         11,220           5-7
Computer equipment acquired under
    capital leases (Note 7)                       19,445                10,118            *
Furniture and office equipment                     1,566                 1,271            7
Leasehold improvements                             9,225                 8,874            *
Purchased software                                 8,603                 6,736            5
Vehicles                                             153                   132            3
                                         ----------------        --------------
                                                  51,899                38,351
Less accumulated depreciation
    and amortization, including
    $8,630 and $5,011 attributable
    to assets under capital
    leases at December 31, 2004
    and 2003, respectively                      (26,786)              (19,626)
                                        ----------------        --------------
                                     $           25,113      $         18,725
                                        ================        ==============

         * Shorter of the useful life or the length of the lease.

Depreciation and amortization charged to operations was $7,194,000, $5,137,000 and $4,959,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

DEFERRED SOFTWARE COSTS

Deferred software costs consist of the following (in thousands):

                                                           DECEMBER 31,
                                                -----------------------------------
                                                     2004               2003
                                                ---------------    ----------------
Cost of internally-developed software           $       6,461      $        6,094
    and enhancements, including software
    under development
Accumulated amortization                               (5,384)             (4,830)
                                                    -----------        ------------
                                                $       1,077      $        1,264
                                                    ===========        ============

Amortization of deferred software costs charged to operations was $554,000, $616,000 and $590,000 for the years ended December 31, 2004, 2003 and 2002, respectively.


4.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

Changes in Goodwill for the years ended December 31, 2004 and 2003 is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                              2004                 2003
                                        ----------------    -----------------
                                        $       28,361      $        28,451
Goodwill, beginning of year
SMS Acquisition                                 40,929                -
IHS Acquisition                                 25,357                -
Minor Acquisitions                               8,530                -
Other                                            -                      (90)
                                          ------------        -------------
Goodwill, end of year                   $      103,177      $        28,361
                                          ============        =============

OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):
                                                    DECEMBER 31,
                                       -------------------------------------
                                              2004                 2003
                                       ----------------    -----------------
                                        $       14,851      $         2,380
Acquired customer lists
Accumulated amortization                        (2,523)              (1,592)
                                           ------------        -------------
                                        $       12,328      $           788
                                           ============        =============

Amortization charged to operations was $931,000, $354,000 and $432,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future amortization expense related to customer lists is estimated as follows (in thousands):

        Years ending December 31:
                             2005    $       1,694
                             2006            1,449
                             2007            1,282
                             2008            1,259
                             2009            1,076
                       Thereafter            5,568
                                        -----------
                                   $        12,328
                                        ===========

5.  ACCRUED EXPENSES

Accrued expenses consists of the following (in thousands):
                                                        DECEMBER 31,
                                               --------------------------------
                                                   2004              2003
                                               --------------    --------------
                                               $       1,585     $         211
Payroll related accruals
Interest                                               1,690                67
Software licenses and maintenance                      1,016               240
Hardware leases and maintenance                        1,412                57
Professional fees                                        958               280
Outside processing                                       389                25
Other                                                  1,439               636
                                                   ----------        ----------
                                               $       8,489     $       1,516
                                                   ==========        ==========


6.  RELATED PARTY TRANSACTIONS

Due from related parties consists of the following (in thousands):
                                                           DECEMBER 31,
                                                    ---------------------------
                                                       2004           2003
                                                    -----------    ------------
Due from the Chairman, bearing interest
   at the Prime Rate (5.25% at December 31,
   2004) plus 1% per annum, repayable,
   including accrued interest, on demand            $       94     $        89
Due from other officers, bearing interest at
   the Prime Rate, repayable, including
   accrued interest, on demand                             144             137
                                                        -------        --------
Total due from related parties                      $      238     $       226
                                                        =======        ========

In accordance with the Sarbanes-Oxley Act of 2002, no further advances are being made to the Company's officers.

Effective January 1, 2005, the Company entered into employment agreements with the Company's Chairman and Chief Executive Officer (the "Chairman); and the Company's Vice Chairman, President and Chief Operating Officer (the "Vice Chairman"), replacing prior agreements originally signed as of November 1, 1999. The employment agreements each provide for, among other items: an initial annual base salary of $455,815; increases at the greater of the Cost of Living Index or as determined by the Compensation Committee of the Board of Directors; bonuses at the discretion of, and related to the satisfaction of goals to be determined by, the Board of Directors or the Compensation Committee; Company-paid medical, life and other group benefits; and the use of a current model auto and membership in a health club of the executive's choosing.

The Chairman's employment agreement provides for full-time employment for five years, three years part-time employment at 75% of the base salary then in effect, and two years of reduced part-time employment at 50% of the base salary then in effect. The Vice Chairman's employment agreement provides for full-time employment for two years, three years part-time employment at 75% of the base salary then in effect, and two years of reduced part-time employment at 50% of the base salary then in effect. During part-time periods, if they elect to remain on the Board of Directors, they will remain as Chairman and Vice-Chairman.

The employment agreements provide for lifetime pension benefits of $180,000 annually for the Chairman and $120,000 annually for the Vice Chairman, which will be paid beginning with the commencement of each executive's reduced part-time employment period. The Company will also continue to provide medical, life and disability benefits for life to the executives and their spouses. The Company will pay for a $2 million life insurance policy for the Chairman, and a $500,000 policy for the Vice Chairman. Each executive shall designate their beneficiaries.

The Company may elect to defer compensation in excess of amounts deductible for Federal income tax purposes (currently $1,000,000), to the earlier of (1) a tax year where the compensation will be deductible, (b) the first anniversary of the termination of employment of the executive, or (c) the date on which the executive must pay Federal income tax on the amount.

The Chairman's employment agreement provides that no stock option awards will be granted through December 31, 2006, except in the sole discretion of the Board of Directors, or a duly authorized committee of the Board. The Vice Chairman's agreement provides that no stock option awards will be granted through December 31, 2006. In August 2004, the Chairman and Vice Chairman had been granted fully vested, nonqualifed options to acquire 500,000 and 350,000 shares, respectively, of the Company's common stock at a price equal to the market price as of the date of grant. The options were granted pursuant to the Company's 2002 Stock Option and Stock Appreciation Rights Plan, as amended.

On January 21, 2005, the Chairman was awarded a fully vested, nonqualified option to acquire 750,000 shares of the Company's common stock at $25.00 per share (Note 9).



7.  NOTES PAYABLE, CONVERTIBLE DEBT, AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt consists of the following (in thousands):
                                                       DECEMBER 31,
                                           ------------------------------------
                                                2004                2003
                                           ---------------     ----------------
Borrowing under a non-revolving            $      24,375                -
     loan facility
Notes payable                                      -                   24,937
Convertible debt due 2024                         69,542               -
Capitalized lease obligations                     10,198                3,335
Other loans                                        -                       19
                                               -----------        -------------
                                                 104,115               28,291
Less current portion                              (3,683)              (2,559)
                                               -----------        -------------
                                           $     100,432               25,732
                                               ===========        =============

BORROWING UNDER A NON-REVOLVING LOAN FACILITY

In July 2004, the Company established a $25,000,000, non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. Advances could be made during the first three years of the term of the facility with interest paid monthly in arrears at prime plus 3.0%. The interest rate floor is 8.5%. Monthly principal payments equal to 2.5% of the initial outstanding balance will commence at the conclusion of the draw period (as that term is defined in the agreement) and continue until March 2009 when any remaining balance will be due. Advances were subject to satisfying certain acquisition criteria and the approval of the lenders. The Company paid a 1.0% commitment fee at the closing of the loan and paid an unused facility fee at the rate of 0.75% per annum until it borrowed more than $10,000,000 on a cumulative basis. The Company may incur prepayment penalties if it terminates the facility during the first 18 months or prepays any advance prior to the one-year anniversary of the applicable borrowing date. The facility and any loans made under the facility are guaranteed by all of the Company's subsidiaries, and any such loans and the guarantees are secured by a first-priority interest on substantially all of the Company's assets, including the capital stock and assets of the subsidiaries. The facility contains certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the facility limit the Company's ability to pay dividends. The Company was in compliance with such covenants at December 31, 2004.

On October 1, 2004, the Company borrowed $24,375,000 from the non-revolving loan facility to pay a portion of the cost of the IHS acquisition. The amount borrowed represents the full loan availability under the line. The $625,000 balance must remain available in the event the Company is required to fund an Interest Reserve, as that term is defined in the loan agreement. Monthly principal payments of approximately $609,000 will begin on July 1, 2007, and a final payment of $11,578,000 is scheduled to be made March 15, 2009.

NOTES PAYABLE

On October 21, 2003, in connection with the redemption of the redeemable preferred stock, the Company issued $25,000,000 of senior secured term loans maturing in October 2008. These term loans were held by the prior holders of the redeemable preferred stock. On February 13, 2004, the term loans were purchased by a financial institution. The terms and conditions of the term loans were not materially altered. On April 2, 2004, the term loan agreement was amended and restated to provide an additional $15,000,000 used to fund a portion of the purchase price of SMS. On June 30, 2004, the Company repaid the outstanding balance on the term loans, and the unamortized balance of $1,097,000 in deferred financing cost was written off.

CONVERTIBLE DEBT

On June 30, 2004, the Company completed a private offering of $60,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay the notes payable described in the previous paragraph. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12,000,000 of the Notes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. The discount and loan costs are being amortized over the life of the Notes using the interest method. At December 31, 2004, the unamortized discount was $2,458,000 and unamortized loan costs was $576,000. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act"). The notes were originally issued by us in a transaction exempt from the registration requirements of the Securities Act and were immediately resold by the initial purchaser in reliance on Rule 144A. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in December 2004. the Company will not receive any proceeds from any sales of common stock under this registration statement.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of the Company's common stock at a specified conversion price, subject to certain adjustments. At the initial conversion price of $15.36, the $72,000,000 of Notes would be convertible into 4,687,500 common shares. After the effective date of the Registration Statement and prior to the end of the 18th month thereafter, if the market price of the Company's common stock is less than 68.23% ($10.48 initially, subject to adjustment) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment); provided that (i) this adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one such reduction of the conversion price during the term of the Notes.

The holders may convert their Notes into shares of the Company's common stock, initially at the conversion price of $15.36 per share, equal to a conversion rate of approximately 65.1042 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of the Company's common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. The specified transactions include: (1) certain distributions to the Company's common stockholders of rights to acquire shares of the Company's common stock at a discount; (2) certain distributions to the Company's common stockholders when the distribution has a per share value in excess of 5% of the market price of the Company's common stock; and (3) a consolidation, merger or binding share exchange pursuant to which the Company's common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, the Company may be required to pay a "make whole premium" when repurchasing the Notes. The amount of the "make whole premium" is set forth in the indenture.

The Company has a call option, pursuant to which the Notes may be redeemed, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of the Company's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date.

The holders of the Notes may require that the Company purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring of additional indebtedness, as defined in the indenture. We are not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by us under the terms of the indenture.

CAPITAL LEASE OBLIGATIONS

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. During the years ended December 31, 2004, 2003, and 2002, the Company entered into capital leases aggregating approximately $5,942,000, $2,475,000, and $1,278,000, respectively, excluding those assumed in business combinations.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments (amounts in thousands):

Years ending December 31:
                                      2005                 $          4,514
                                      2006                            3,707
                                      2007                            2,514
                                      2008                              769
                                                               --------------
Total minimum lease payments                                         11,504
Less amount representing interest                                    (1,306)
                                                               --------------
Present value of net minimum lease payments                          10,198
Less current portion of obligations under capital leases              3,683
                                                               --------------
Long-term portion                                          $          6,515
                                                               ==============



8.  INCOME TAXES

The significant components of (benefit) provision for income taxes consists of (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------
                                           2004              2003             2002
                                      ---------------    -------------    --------------
Current tax (benefit) provision:
    Federal                           $          60      $    -           $       (250)
    State and local                             (49)              42                42
Deferred benefit                            (12,550)          -                  -
                                          -----------        ---------        ----------
(Benefit) provision for
    income taxes                      $     (12,539)     $        42      $       (208)
                                          ===========        =========        ==========

A reconciliation of income taxes computed at the federal statutory rate to (benefit) provision for income tax is as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       2004              2003             2002
                                                   -------------    -------------     -------------
Tax provision computed at the statutory rate       $      2,612      $       468      $        316
Increase (decrease) in taxes resulting from:
State and local income taxes,
    net of federal income taxes                             361               28                28
Non-deductible expenses                                      28               17                14
Benefit of tax credits                                   -                  (471)             (315)
Change in valuation allowance                           (15,207)          -                 -
Other, net                                                 (333)          -                   (251)
                                                       ----------        ---------        ----------
                                                   $    (12,539)     $        42      $       (208)
                                                       ==========        =========        ==========

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       DECEMBER 31,
                                         ---------------------------------------
                                                2004                 2003
                                         -----------------    ------------------
Deferred tax assets:
    Accrued liabilities                  $         1,211      $            292
    Allowance for doubtful accounts                  132                   149
    Deferred rent                                    519                   404
    Net operating loss                            15,342                15,835
    Stock option exercise                            967                 -
    Other                                            364                   132
                                           -------------        --------------
                                                  18,535                16,812
                                           -------------        --------------
Deferred tax liabilities:
    Depreciation and amortization                 (1,942)               (1,080)
    Intangible assets                               (709)                -
    Deferred software costs                         (447)                 (525)
                                           -------------        --------------
                                                  (3,098)               (1,605)
                                           -------------        --------------
Net tax assets                                    15,437                15,207
Valuation allowance                               (2,462)              (15,207)
                                           -------------        --------------
Net deferred taxes                       $        12,975      $         -
                                           =============        ==============

In 2004, the Company recorded $967,000 of deferred taxes attributable to the disqualifying disposition of stock options, directly increasing additional paid in capital.

As of December 31, 2003, the Company had established a valuation allowance of approximately $15.2 million against its deferred tax assets. As of December 31, 2004, the Company believes that it is more likely than not that it will be able to realize its deferred tax assets through expected future profits, and released the entire valuation allowance that was established as of December 31,2003. At December 31, 2004, the Company recorded a valuation allowance of approximately $2.5 million against deferred tax assets related to approximately $5.9 million of net operating loss carryforwards acquired in the SMS Acquisition due to the uncertainty of realizing a tax benefit from that deferred tax asset.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $37 million for federal income tax purposes that begin to expire in 2019. The use of these net operating loss carryforwards may be limited under
Section 382 of the Internal Revenue Code, as a result of cumulative changes in ownership of more than 50% over a three year period.

The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on its estimate of future taxable income. Changes in the Company's assessment of the need for a valuation allowance could give rise to adjustments in the valuation allowance and tax expense in the period of change.

At December 31, 2004, the Company has federal alternative minimum tax credit carryforwards of approximately $60,000 that do not expire.


9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. At December 31, 2004, no preferred shares are outstanding.

SERIES A PREFERRED STOCK

On May 10, 2000, the Company issued 157,377 shares in a private placement of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock with an aggregate face value of $60 million (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share (the "Investor Warrants"). The Company received $58,430,596 after payment of issuance costs and related legal fees.

The initial carrying values of the Investor Warrants ($28,180,132) and Series A Preferred Stock ($30,250,464) were determined by apportioning an amount equal to the proceeds from the private placement multiplied by the relative value of each class of security as of the commitment date. The difference between the carrying value and the face value of the Series A Preferred Stock was accreted as a monthly charge against retained earnings using the interest method. Accumulated and accrued unpaid dividends also increased the carrying value of the Series A Preferred Stock through a charge to retained earnings.

On October 21, 2003, the Company purchased and retired all the outstanding Series A Preferred Stock and all the Investor Warrants for $80,000,000, using $55,000,000 in cash from the proceeds of the first of two private stock offerings discussed below and issuing $25,000,000 in notes payable (See Note 7). The fair value of the Series A Preferred Stock and dividends payable thereon was estimated at approximately $60,066,000, and a $630,000 adjustment was recorded to accretion expense in the fourth quarter of 2003. The fair values of the Series A Preferred Stock and the warrants were determined in the following manner. The Company's fair value ("Enterprise Value") was calculated using a discounted future cash flow model (ignoring the effects of the private placement and the recapitalization) at approximately $128 million. Using the Black-Scholes method and assuming a seven year life, a risk-free interest rate of 3.13%, and volatility of 54.23%, the fair value of the warrants was calculated to be approximately $21 million. The market value of the Company's common stock outstanding immediately prior to the private stock offering was approximately $42 million. The residual Enterprise Value of $65 million was attributed to the Series A Preferred Stock. The fair values of the warrants and the Series A Preferred Stock were then proportionally allocated to the $80 million consideration, resulting in final fair values for the warrants and the Series A Preferred Stock of $19.9 million and $60.1 million, respectively.

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

PRIVATE STOCK OFFERINGS

On October 21, 2003, the Company sold 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock for a net aggregate amount of approximately $69,942,000. The warrants have an exercise price of $7.86 per share and expire in October 2008. The private stock offering was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the private stock offering were principally used to fund the redemption of preferred stock and warrants discussed above, the repayment of outstanding debentures as noted below, and to pay related fees and expenses. The remainder of the proceeds was used for working capital purposes. On February 12, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private stock offering investors as selling shareholders, was declared effective. The Company will not receive any proceeds from any sales of stock under this registration statement.

In 2004, holders of warrants to purchase 825,706 shares exercised their warrants for cash, resulting in proceeds to the Company of approximately $6,490,000. In addition, four holders exercised warrants to purchase 705,388 shares by surrendering warrants for 389,412 shares in cashless exercises. The shares underlying the surrendered warrants had, at the respective exercise dates, market values equal to the exercise price of the total of the warrants, $5,544,350 in the aggregate. The holders received net shares totaling 315,976.

On March 31, 2004, the Company sold 2,917,000 shares of common stock for a net aggregate amount of approximately $28,240,000. The private stock offering was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the private stock offering were principally used to fund a portion of the purchase price of IFOX West as described in Note 2. On June 10, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private stock offering investors as selling shareholders, was declared effective. The Company will not receive any proceeds from any sales of stock under this registration statement.

PRIVATE SALE OF DEBENTURES WITH WARRANTS

In connection with the issuance in February 2002 of debentures, the Company issued warrants (the "Debenture Warrants") to purchase up to 2,000,000 shares of the common stock of the Company. The Debenture Warrants have an exercise price of $5.86 per share and expire on January 31, 2007. Debenture Warrants to purchase 62,500 shares of common stock could be cancelled by the Company for each full month between the date the debentures were repaid and February 1, 2004. On October 21, 2003, the Company repaid the debentures and cancelled Debenture Warrants to purchase 937,500 shares of common stock. The remaining 1,062,500 Debenture Warrants have not been exercised.

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

On June 5, 2000, the Company issued warrants to former debt holders to purchase 30,000 shares of the Company's common stock at $19.25 per share as consideration for the settlement of all other potential equity interests in the Company held by them. The warrants were immediately exercisable and expired unexercised on June 5, 2004.

On January 13, 2004, the Company issued warrants to a new client to purchase 50,000 shares of the Company's common stock at $15.00 per share in connection with the signing of a five-year contract. The warrants are immediately exercisable and expire January 13, 2009. The fair value of the warrants of $137,300, calculated using the Black-Scholes pricing model, is being amortized over the term of the contract with the client.

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

Upon adoption of the 2002 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 1992 Plan. The grants previously made under the 1992 Plan will not be affected. The number of authorized shares available in the 1992 Plan is equal to the total unexercised options remaining at any time. At December 31, 2004, the number of unexercised options in the 1992 Plan was 945,537.

The Board initially authorized 1,000,000 shares for grant under the 2002 Plan. Both plans provide a maximum exercise period of ten years. Qualified options granted to a 10% or greater stockholder shall have a maximum term of five years under Federal tax rules. As a matter of practice, except with respect to a 10% or greater stockholder, the typical exercise period for options granted under the existing plan has been ten years from the date of grant. On June 15, 2004, the Company's stockholders approved a proposal to increase the number of authorized shares in the 2002 Plan to 3,000,000.

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

Activity in the Plan during the periods from January 1, 2002 through December 31, 2004 is as follows:

                                                   NUMBER OF          EXERCISE PRICE RANGE         WEIGHTED AVERAGE
                                                    OPTIONS                                         EXERCISE PRICE
                                                 ---------------    --------------------------    --------------------
Options outstanding, January 1, 2002                 1,403,771           $3.25 - $37.78                  $9.77
         Options granted                               252,100            $4.95 - $8.63                  $6.37
         Options exercised                             (53,885)           $3.78 - $7.14                  $5.38
         Options cancelled                            (195,051)          $4.38 - $27.25                 $12.64
                                                 ---------------
Options outstanding, December 31, 2002               1,406,935           $3.25 - $37.78                  $8.93
         Options granted                               228,750            $6.27 - $9.91                  $8.34
         Options exercised                             (19,034)           $4.50 - $7.71                  $5.57
         Options cancelled                             (85,897)          $4.63 - $27.25                 $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
                                                 ===============


                 ADDITIONAL INFORMATION REGARDING EXERCISE PRICE RANGES OF OPTIONS OUTSTANDING:
------------------------------------------------------------------------------------------------------------------
                                                                 WEIGHTED                             WEIGHTED
                                                                 AVERAGE                              AVERAGE
                                               WEIGHTED        CONTRACTUAL                            EXERCISE
                           NUMBER OF           AVERAGE             LIFE            NUMBER OF          PRICE OF
  EXERCISE PRICE            OPTIONS            EXERCISE         REMAINING           OPTIONS         EXERCISABLE
       RANGE              OUTSTANDING           PRICES           (YEARS)          EXERCISABLE         OPTIONS
--------------------    ----------------     -------------    ---------------    --------------    ---------------
      $3.63 - $5.44            157,173          $5.08              3.8                155,309          $5.08
      $5.45 - $8.16            242,032          $7.02              6.7                197,151          $6.99
     $8.17 - $12.23          1,532,500          $11.01             7.7              1,461,650          $11.05
    $12.24 - $18.35          1,040,650          $15.48             9.3                591,216          $14.49
    $18.36 - $27.53             32,750          $21.20             5.5                 32,750          $21.20
    $27.54 - $37.78              7,500          $34.80             5.1                  7,500          $34.80
                        ----------------                                         --------------
                             3,012,605                                              2,445,576
                        ================                                         ==============


There were 2,445,576, 1,262,972, and 1,130,906 options exercisable at December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, there are 903,794 options available for future grant.

At December 31, 2004, the Company has reserved 3,055,095 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iv) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008.

At December 31, 2004, the Company had reserved 4,687,500 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes (see Note 7). Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) is 11,658,994.

On January 21, 2005, the Chairman was awarded a fully vested, nonqualified option to acquire 750,000 shares of the Company's common stock at $25.00 per share. The average of the high and low prices for one share of the Company's common stock on the date of the grant was $16.995. The award was made pursuant to the 2002 Plan. The purpose of the grant is to mitigate the financial impact on the Chairman for having provided options at $25.00 per share on 750,000 shares of the Company's common stock owned by him to the purchasers (including their successors and assigns) of the Series A Preferred Stock.


10.  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

Operating leases for facilities extend through December 31, 2019. Several of these leases contain escalation clauses, which cause the amounts paid each year to increase by a stated amount or percentage. The Company records as expense, however, a fixed amount representing the average of these varying payments. The difference between the cash payments and the expense recorded is deferred rent. The Company leases space in buildings (the "Buckhead Facility") owned by the former parent of Infocrossing Southeast, Inc. ("IFOX SE"). At February 5, 2002, the Company occupied approximately 33,400 square feet. The lease agreement permits the Company to reduce its use of this space for a pro-rata reduction in rent. The Company has moved most of the operations of IFOX SE to its own facility in the Atlanta metropolitan area, and occupies approximately 11,100 square feet in the Buckhead Facility as of December 31, 2004. This lease agreement expires on January 31, 2006, unless the Company reduces its use of this space to zero at an earlier date.

The Company's obligation under certain of these leases are secured by a cash deposit or a standby letter of credit, aggregating $618,000 at December 31, 2004 and $549,000 at December 31, 2003. The standby letter of credit is collateralized by a cash investment that has been classified, along with the cash deposit, as long-term assets. Total expense for occupancy costs was approximately $3,989,000, $2,492,000 and $2,264,000 for the years ended December 31, 2004, 2003 and 2002.

The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses and for disaster recovery services.

Approximate minimum future lease payments for real estate and other operating leases, software licenses, and disaster recovery services are as follows (in thousands):

     Years ending December 31,
               2005                  $       11,206
               2006                          10,068
               2007                           8,686
               2008                           7,936
               2009                           6,664
            Thereafter                       23,381
                                         ------------
                                     $       67,941
                                         ============

The Company sublet approximately 12,000 square feet in its California facility through December 31, 2005. Income from this sublease will be approximately $202,000 in 2005.


LEGAL PROCEEDINGS

On November 1, 2004, the Company was served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. The Company had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after the Company's acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November30, 2005, West filed an answer denying all of plaintiffs' allegations. Discovery commenced recently.

West is indemnified pursuant to the Stock Purchase Agreement between us and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to us, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock. Holdings has confirmed its indemnification obligations with respect to the claims asserted by plaintiffs. If, however, discovery reveals that the commissions at issue were earned after March 3, 2004 or, if earned prior to such date, they were properly accrued, the Company agreed to cooperate with Holdings to determine the appropriate amount of commissions, if any, which would be due and owing from West. West believes it is in its best interest to resolve the commissions issue early in the litigation to avoid needless and protracted proceedings and expenses relating to such a minor dispute. Accordingly, Holdings has agreed that West will not be responsible for, or asked to contribute to, attorney's fees and costs associated with the resolution of the commissions claim.

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, the Company believes that the above matters will be resolved without any material adverse impact on the Company's financial position, results of operations, or cash flows.


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

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands except per share data):

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                        MARCH 31,             JUNE 30,             SEPTEMBER 30,          DECEMBER 31,
                                          2004                  2004                   2004                   2004
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $        15,176       $        24,611       $         26,445      $        38,717
                                        ==============        ==============        ===============       ==============
Net income (loss)                    $           775       $          (262)      $          2,041      $        17,409
                                        ==============        ==============        ===============       ==============
Net income (loss) per basic
    common share                     $          0.05       $         (0.01)      $           0.11      $          0.91
                                        ==============        ==============        ===============       ==============
Net income (loss) per
   diluted common share              $          0.05       $         (0.01)      $           0.10      $          0.68
                                        ==============        ==============        ===============       ==============

                                                                    THREE MONTHS ENDED:
                                    ------------------------------------------------------------------------------------
                                        MARCH 31,             JUNE 30,              SEPTEMBER 30,         DECEMBER 31,
                                          2003                  2003                    2003                  2003
                                    ------------------    ------------------    -------------------   ------------------
Revenues                             $        13,129       $        13,582       $         14,114      $        14,403
                                        ==============        ==============        ===============       ==============
Net income (loss)                    $           270       $           105       $            451      $           530
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders                      $        (2,178)      $        (2,396)      $         (2,105)     $         1,158
                                        ==============        ==============        ===============       ==============
Net loss to common
  stockholders per basic common
  share                              $         (0.40)      $         (0.45)      $          (0.39)     $          0.09
                                        ==============        ==============        ===============       ==============
Net loss to common
   stockholders per
   diluted common share              $         (0.40)      $         (0.45)      $          (0.39)     $          0.08
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

                                              INFOCROSSING, INC. AND SUBSIDIARIES
                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         (IN THOUSANDS)
                                BALANCE AT          CHARGED TO
                               BEGINNING OF          COSTS AND          CHARGED TO                               BALANCE AT END
                                  PERIOD             EXPENSES         OTHER ACCOUNTS       DEDUCTIONS               OF PERIOD
                             -----------------    ----------------    ---------------    ----------------        ----------------
ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
Year ended
   December 31, 2004          $           570      $          329      $     -            $          650  (a)     $          249
                                 =============        ============        ===========        ============            ============
Year ended
   December 31, 2003          $         1,051      $          144      $     -            $          625  (a)     $          570
                                 =============        ============        ===========        ============            ============
Year ended
   December 31,2002           $         1,009      $          228      $     -            $          186  (a)     $        1,051
                                 =============        ============        ===========        ============            ============

VALUATION ALLOWANCE
   OFFSETTING NET
   DEFERRED TAX ASSETS
Year ended
   December 31, 2004          $        15,207      $       15,207      $      2,462       $    -                  $        2,462
                                 =============        ============        ===========        ============            ============
Year ended
   December 31, 2003          $        15,799      $      -            $     -            $          592          $       15,207
                                 =============        ============        ===========        ============            ============
Year ended
   December 31,2002           $        15,681      $          118      $     -            $      -                $       15,799
                                 =============        ============        ===========        ============            ============


(a) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

     EXHIBIT NO.    DESCRIPTION

          4.10 Warrant Agreement between the Company and the Warrantholders Party thereto.

          10.4E Third Amendment to Acquisition Loan Agreement and Other Documents, dated as of December 29, 2004.

          10.5B   Joinder to Security Agreement dated October 1, 2004.

          10.6B   Addendum to Stock Pledge Agreement dated October 1, 2004.

          10.7D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource Finance LLC.

          10.7E Master Assignment and Assumption Agreement, dated as of February 13, 2004, by and among by and among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource Finance LLC.

          10.13B Settlement and Release Agreement dated as of October 15, s2004 by and among the Company and Jim Cortens.

          10.14 Employment Agreement, dated as of October 1, 2004, by and between a subsidiary of the Company and Michael J. Luebke.

          10.15B Amendment to 2002 Plan adopted by the Board of Directors on January 21, 2005.

          10.15C Amendment to 2002 Plan approved at the Company's Annual Meeting of Stockholders held on June 15, 2004.

          10.15D Amendment to 2002 Plan adopted by the Board of Directors on April 1, 2004.

          10.16B Amendment to 1992 Plan approved at the Company's Annual Meeting of Stockholders held on June 22, 2001.

          10.18A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC.

          10.18B First Amendment of Lease between the Company and Leonia Associates, LLC, dated January 16, 1998.

          10.18C Second Amendment of Lease between the Company and Leonia Associates, LLC, dated as of September 9, 1999.

          10.18D Third Amendment of Lease between the Company and Leonia Associates, LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.

          10.18E Fourth Amendment of Lease between the Company and Leonia Associates, LLC, dated as of April 19, 2004.

          10.20A Lease Agreement between Birch Windell, LLC (Landlord) and ITO Acquisition Corp (Tenant) dated as of December 19, 2002

          10.20B First Amendment to Lease between Global Brea, LLC and ITO Acquisition Corporation

          21      List of Subsidiaries of Infocrossing

          23      Consent of Independent Registered Public Accounting Firm

          31      Certifications required by Rule 13a-14(a) to be filed.

          32 Certifications required by Rule 13a-14(b) to be furnished but not filed.