Form 10-Q
period 2005-03-31
INFOCROSSING INC
filed 2005-05-10
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005
                               --------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the transition period from ___________________ to _______________________

Commission file number:  0-20824
                         ------------------------------------------------------

                               INFOCROSSING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                      13-3252333
          -------------------------------        --------------------
          (State or other jurisdiction of           (IRS Employer
           incorporation or organization)         Identification No.)

           2 CHRISTIE HEIGHTS STREET; LEONIA, NJ            07605
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (201) 840-4700

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): [X] Yes [ ] No.

There were 20,249,983 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 3, 2005.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                  INFOCROSSING, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        MARCH 31,        DECEMBER 31,
                                      ASSETS                                              2005               2004
                                                                                    ---------------    ---------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents                                                              $      35,257      $      26,311
  Trade accounts receivable, net of allowances for doubtful accounts of
       $142 and $249 at March 31, 2005 and December 31, 2004, respectively                 26,009             26,707
  Due from related parties                                                                    241                238
  Prepaid license fees                                                                      1,711              1,585
  Deferred income taxes                                                                     1,260              1,260
  Other current assets                                                                      5,613              4,650
                                                                                       ------------       ------------
    Total current assets                                                                   70,091             60,751

  Property, equipment and purchased software, net                                          27,002             25,113
  Deferred software, net                                                                    1,153              1,077
  Goodwill                                                                                103,976            103,177
  Other intangible assets, net                                                             11,898             12,328
  Deferred income taxes                                                                    10,861             11,715
  Security deposits and other non-current assets                                            2,425              2,489
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     227,406      $     216,650
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $       9,258      $       9,041
Current portion of long-term debt and capitalized lease obligations                         4,358              3,683
Current portion of accrued loss on leased facilities                                          203                217
Accrued expenses                                                                            7,740              8,056
Income taxes payable                                                                           89                305
Deferred revenue                                                                            1,314              1,267
                                                                                       ------------       ------------
    Total current liabilities                                                              22,962             22,569

Notes payable, long-term debt and capitalized lease obligations,
     net of current portion                                                               101,857            100,432
Accrued loss on leased facilities, net of current portion                                     471                505
Other long-term liabilities                                                                 2,063              1,907
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       127,353            125,413
                                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                  -                   -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
     20,860,843 and 20,395,473 at March 31, 2005 and December 31, 2004,
     respectively                                                                             209                204
Additional paid-in capital                                                                156,652            150,278
Accumulated deficit                                                                       (53,670)           (56,107)
                                                                                       ------------       ------------
                                                                                          103,191             94,375
Less 618,969 shares at March 31, 2005 and December 31, 2004,
     of common stock held in treasury, at cost                                             (3,138)            (3,138)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                100,053             91,237
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     227,406      $     216,650
                                                                                       ============       ============

                        See Notes to Consolidated Financial Statements.

                                         INFOCROSSING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED, IN THOUSANDS EXCEPT
                                        NUMBERS OF SHARES AND PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                          2005                 2004
                                                                     ---------------       --------------

REVENUES                                                          $         37,527      $        15,176
                                                                     ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues                                                        25,847               10,223
   Selling and promotion costs                                                 958                  736
   General and administrative expenses                                       2,579                1,366
   Depreciation and amortization                                             2,620                1,604
                                                                     ---------------       --------------
                                                                            32,004               13,929
                                                                     ---------------       --------------
INCOME FROM OPERATIONS                                                       5,523                1,247
                                                                     ---------------       --------------
Interest income                                                               (126)                 (38)
Interest expense                                                             1,591                  703
                                                                     ---------------       --------------
                                                                             1,465                  665
                                                                     ---------------       --------------
INCOME BEFORE INCOME TAXES                                                   4,058                  582

Income tax (benefit) expense                                                 1,621                 (193)
                                                                     ---------------       --------------

NET INCOME                                                        $          2,437      $           775
                                                                     ===============       ==============

BASIC INCOME PER SHARE:
   Net income                                                     $           0.12      $          0.05
                                                                     ===============       ==============
   Weighted average number of common shares outstanding                 20,086,501           15,192,584
                                                                     ===============       ==============
DILUTED INCOME PER SHARE:
   Net income                                                     $           0.11      $          0.05
                                                                     ===============       ==============
   Weighted average number of common shares and
       share equivalents outstanding                                    27,338,434           17,145,750
                                                                     ===============       ==============

                        See Notes to Consolidated Financial Statements.

                                                   INFOCROSSING, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                       (UNAUDITED, IN THOUSANDS)


                               COMMON                     ADDITIONAL          ACCUMULATED          TREASURY
                               SHARES     PAR VALUE     PAID IN CAPITAL         DEFICIT          STOCK AT COST          TOTAL
                              --------    ---------    ----------------    -----------------    --------------     ---------------
Balances,
   December 31, 2004           20,395     $     204      $      150,278      $       (56,107)     $     (3,138)     $      91,237

Exercises of stock options        466             5               5,822                -                -                   5,827

Tax credit for disqualifying
     disposition of stock
     options                    -             -                     552                -                 -                    552

Net income                      -             -                   -                    2,437             -                  2,437
                              --------    ---------       -------------       --------------       -----------       ------------
Balances,
   March 31, 2005              20,861     $     209      $      156,652      $       (53,670)     $     (3,138)     $     100,053
                              ========    =========       =============       ==============       ===========       ============

                        See Notes to Consolidated Financial Statements.

                                                  INFOCROSSING, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------------------
                                                                                                2005                   2004
                                                                                       --------------------   --------------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            2,437     $              775
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    2,620                  1,593
   Accretion of discounted debentures                                                                  31                  -
    Deferred income taxes                                                                           1,406                  -
    Non-employee option and warrant issued for services                                            -                          19
    Interest due on related party balances                                                             (3)                    (3)
    Decrease (increase) in:
     Trade accounts receivable                                                                        698                   (808)
     Prepaid license fees and other current assets                                                 (1,089)                  (794)
     Security deposits and other non-current assets                                                    64                   (886)
   Increase (decrease) in:
     Accounts payable                                                                                 217                    482
     Payments on accrued loss on leased facilities                                                    (35)                   (39)
     Accrued expenses                                                                                (988)                   274
     Income taxes payable                                                                            (216)                    18
     Deferred revenue and other liabilities                                                           203                    (37)
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                 5,345                    594
                                                                                          -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (779)                  (128)
    Disposal of property                                                                               15                  -
   Additional purchase price consideration.                                                          (127)                 -
   Increase in deferred software costs                                                               (182)                   (30)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (1,073)                  (158)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                    -                      28,768
   Repayment of debt and capitalized leases                                                        (1,140)                  (732)
   Exercises of stock options and warrants                                                          5,827                  1,022
                                                                                          -----------------      -----------------
          Net cash provided by (used in) financing activities                                       4,687                 29,058
                                                                                          -----------------      -----------------
          Net cash provided by continuing operations                                                8,959                 29,494

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                          (13)                   (14)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                                8,946                 29,480
Cash and equivalents, beginning of period                                                          26,311                 10,073
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           35,257     $           39,553
                                                                                          =================      =================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            2,367     $              675
                                                                                          =================      =================
     Income taxes                                                                      $              437     $               20
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            3,209     $              417
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $           -          $              287
                                                                                          =================      =================

                        See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIAIRES
                        NOTES TO THE CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Infocrossing, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated.

The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and the consolidated statement of stockholders' equity for the three months ended March 31, 2005 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended.


2.  ACQUISITIONS

INFOCROSSING HEALTHCARE SERVICES, INC.

On October 1, 2004, the Company acquired the Medicaid, Medicare and Managed Care claims processing business (the "Claims Processing Business") of Verizon Information Technologies Inc. from Verizon Communications Inc. The sale was structured as an acquisition of the common stock of the Claims Processing Business. The purchase price was $43,500,000 in cash and approximately $1,886,000 in related acquisition costs (the "IHS Acquisition"). Immediately following the closing of the IHS Acquisition, the Claims Processing Business' name was changed to Infocrossing Healthcare Services, Inc. ("IHS"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $25,357,000 and an intangible asset subject to amortization in the amount of $10,320,000, relating to contract rights and customer relationships, was recorded. The intangible asset is being amortized over its estimated useful life of ten years.

The following table summarizes the preliminary amounts assigned to the identifiable assets acquired and the liabilities assumed based on estimated fair values as of the date of the IHS Acquisition with the remainder recorded as goodwill.

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
                                                              ===========

Since the Company is in the process of finalizing its estimate of the fair values of identifiable assets acquired and liabilities assumed, the allocation of the purchase price of the IHS acquisition is subject to adjustment.

INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000. The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $41,320,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to contract rights and customer relationships, was recorded. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through March 31, 2005, such contingent consideration totaled $405,000, which has been recorded as additional goodwill.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the SMS Acquisition.

                                 APRIL 2, 2004
                                (IN THOUSANDS)

Trade accounts receivable                                  $             3,313
Other current assets                                                     1,447
                                                              ------------------
    Total current assets                                                 4,760
Property, equipment, and purchased software                              4,033
Intangible assets subject to amortization                                1,650
Other assets                                                               793
Goodwill                                                                41,320
                                                              ------------------
    Total assets acquired                                               52,556
                                                              ------------------

Accrued expenses                                                        (8,655)
Current portion of capitalized lease obligations                        (1,529)
Other current liabilities                                                  (87)
                                                              ------------------
    Total current liabilities                                          (10,271)
Long term liabilities                                                   (5,043)
                                                              ------------------
    Total liabilities assumed                                          (15,314)
                                                              ------------------
Purchase price, net of cash acquired of $330               $            37,242
                                                              ==================

As of March 31, 2005, the Company finalized its estimate of the fair value of accrued expenses for (a) severance and (b) redundant space and equipment leases. These adjustments are in addition to the contingent consideration discussed above, and resulted in an increase in goodwill of $672,000.

The results of operations of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisitions.

The following unaudited condensed combined pro forma information for the quarter ended March 31, 2004 gives effect to the IHS Acquisition and the SMS Acquisition as if they had occurred on January 1, 2004. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings.

PRO FORMA INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2004
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenues                                                    $       35,637
                                                               -------------
Net income                                                  $          663
                                                               -------------
Basic net earnings per share                                $         0.04
                                                               -------------
Diluted net earnings per equivalent share                   $         0.04
                                                               -------------

3.  STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 123(R) ("SFAS No. 123(R)"), SHARE-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning on or after December 15, 2005.

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

As permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below.

The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income in thousands of dollars and basic and diluted earnings per common share for the three month periods ended March 31, 2005 and 2004, respectively, would have been as follows:

                                        THREE MONTHS ENDED MARCH 31,
                                   ----------------------------------------
                                         2005                  2004
                                   ------------------    ------------------
Net income as reported
                                   $          2,437      $            775
   Deduct stock-based
        employee compensation
        determined under the
        fair value method for all
        awards, net of tax                   (1,223)                  (91)
                                      ---------------       ---------------
            Pro forma income       $          1,214      $            684
                                      ===============       ===============

Net income per share:
      Basic as reported            $           0.12      $           0.05
                                      ===============       ===============
      Diluted as reported          $           0.11      $           0.05
                                      ===============       ===============
      Basic, pro forma             $           0.06      $           0.05
                                      ===============       ===============
      Diluted, pro forma           $           0.06      $           0.04
                                      ===============       ===============

The Pro forma income and pro forma basic and diluted earnings per share for the period ended March 31, 2004 has been restated to properly account for forfeitures.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the quarters ended March 31, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock and, in 2005, the effects of convertible securities aggregating 7,251,933 and 1,953,166 shares, respectively. The calculation for 2005 also includes an increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $456,000. The convertible securities were not outstanding in the quarter ended March 31, 2004. The calculation of earnings per share for the quarters ended March 31, 2005 and 2004 excludes 973,600 and 275,100 shares, respectively, related to out-of-the-money stock options and warrants because to include them in the calculation would be antidilutive.


5.  INCOME TAXES

In the period ended March 31, 2005, the Company recorded income tax expense of $1,621,000, consisting of a current provision of $294,000 and a deferred provision of $1,327,000.

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


6.  LEGAL PROCEEDINGS

On November 1, 2004, we were served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. We had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after our acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November 30, 2004, West filed an answer denying all of plaintiffs' allegations. Discovery commenced recently.

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

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, the Company believes that the above matter will be resolved without any material adverse impact on our financial position, results of operations, or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

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

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for a total purchase price of approximately $37,572,000 including related acquisition costs of $1,224,000 and 135,892 shares of our common stock valued at $1,439,000 (the "SMS Acquisition"). In June 2004, the name of this subsidiary was changed to Infocrossing West, Inc. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through March 31, 2005, such contingent consideration totaled $405,000 that was recorded as additional goodwill.

SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing and managed application services to clients primarily located in the western United States.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. ("VITI") for a total purchase price of approximately $45,386,000 including related acquisition costs of $1,886,000. Immediately after the acquisition we changed VITI's name to Infocrossing Healthcare Services, Inc. ("IHS").

During 2004 we also used $7,090,000 in cash, incurred an estimated $116,000 of acquisition-related costs, and issued 123,193 shares of common stock valued at $1,500,000 for other acquisitions, including a business that offers e-mail security services.

The integration of SMS was completed in early March 2005 and the integration of the smaller acquisitions substantially was completed in 2004. The integration of IHS is in process. The acquired businesses are being integrated into the Company so that the entire enterprise will enjoy the synergistic benefit from operational leverage and consolidation.

The foregoing acquisitions were recorded as purchases in accordance with the Financial Accounting Standards Board, Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141").

The Company and its subsidiaries operate in one reportable segment of providing information technology and business process outsourcing services.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net income increased by $1,662,000 (214.5%) from $775,000 for the quarter ended March 31, 2004 (the "Prior Year's Quarter") to $2,437,000 for the quarter ended March 31, 2005 (the "Current Quarter") on 147.3% higher revenues. For the Current Quarter, the results of operations include SMS, IHS, and other acquisitions completed in 2004. None of the acquisitions were completed during the Prior Year's Quarter.

For the Current Quarter, revenues increased $22,351,000 (147.3%) to $37,527,000 from $15,176,000 for the Prior Year's Quarter. Approximately $21,085,000 of this growth is attributable to revenue from clients added as the result of acquisitions completed in 2004. Approximately $1,266,000 represents organic growth from existing as well as new customers.

Costs of revenues increased by $15,624,000 (152.8%) to $25,847,000 during the Current Quarter compared with $10,223,000 for the Prior Year's Quarter. The increase results from the expansion of revenues from both acquisitions and organic growth. Costs of revenues as a percentage of revenues increased to 68.9% in the Current Quarter from 67.4% in the Prior Year's Quarter, reflecting a lower gross margin. Our infrastructure provides a shared operating environment that enables us to effectively integrate new clients, including clients acquired through acquisitions.

Due to higher compensation costs in the Current Quarter, selling and promotion costs increased by $222,000 (30.2%) to $958,000 for the Current Quarter from $736,000 for the Prior Year's Quarter, but decreased as a percentage of revenues to 2.6% for the Current Quarter from 4.9% for the Prior Year's Quarter. Higher compensation costs reflect a larger sales staff in the Current Quarter than in the Prior Year's Quarter. The reduction as a percentage of revenue reflects the benefits of integration of the acquired businesses.

General and administrative expenses increased by $1,213,000 (88.8%) to $2,579,000 for the Current Quarter from $1,366,000 for the Prior Year's Quarter. General and administrative expenses declined as a percentage of revenue to 6.9% in the Current Quarter from 9.0% in the Prior Year's Quarter, reflecting the benefits of operational leverage and consolidation of the acquired businesses. Approximately $572,000, or 47.2% of the total increase, was related to acquisitions completed in 2004 after the Prior Year's Quarter. Approximately $275,000 (22.7% of the total increase) was due to professional fees relating to compliance costs with respect to the Sarbanes-Oxley Act of 2002, approximately $108,000 (8.9%) was due to increases in other professional fees, and approximately $92,000 (7.6%) was due to higher insurance costs incurred because of the increase in the Company's size and activities.

Depreciation and amortization of fixed assets and other intangibles increased $1,016,000 (63.3%) to $2,620,000 for the Current Quarter from $1,604,000 for the
Prior Year's Quarter. Of this increase, $762,000 of depreciation of fixed assets and amortization of other intangibles was related to acquisitions completed in 2004 after the Prior Year's Quarter. The remainder of the increase of $254,000 resulted from new fixed asset additions during twelve months ended March 31, 2005. Despite these increases, depreciation and amortization decreased as a percentage of revenues to 7.0% in the Current Quarter compared with 10.6% in the Prior Year's Quarter.

Net interest expense increased by $800,000 to $1,465,000 for the Current Quarter from $665,000 for the Prior Year's Quarter. This net increase consists of $88,000 in additional interest income and $888,000 in additional interest expense. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, in the Current Quarter.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If it is more likely than not that the deferred tax assets will not be realizable, a valuation allowance must be established. Deferred tax assets decreased during 2004 since we recognized deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on our recent history of profitability and our forecasts for future periods, management has determined that it is more likely than not that the net operating loss carry-forwards and other temporary differences will be realized. As of March 31, 2005, we have net operating loss carry-forwards of approximately $35,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

For the Current Quarter, we recorded a tax expense of $1,621,000, consisting of a current provision of $294,000 and a deferred provision of $1,327,000, compared with a tax benefit of $193,000 for the Prior Year's Quarter. The tax benefit for the Prior Year's Quarter included $234,000 from the sale of New Jersey state net operating loss carry-forwards.

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

We have net income of $2,437,000 for the Current Quarter compared with $775,000 for the Prior Year's Quarter.

In the Current Quarter, we had income per common share of $0.12 on a basic basis and $0.11 on a diluted basis, compared with income per common share of $0.05 on both a basic basis and diluted basis for the Prior Year's Quarter. The number of weighted average shares increased to approximately 20,087,000 shares on a basic basis and approximately 27,338,000 shares on a diluted basis for the Current Quarter from approximately 15,193,000 shares on a basic basis and approximately 17,146,000 shares on a diluted basis for the Prior Year's Quarter. The increase in shares reflects (i) a private placement of 2,917,000 shares of common stock in March 2004; (ii) the potential conversion of $72,000,000 of 4% convertible notes due July 15, 2024, which were issued in mid 2004, into 4,687,500 shares of common stock; and (iii) the issuance of 259,085 shares of common stock for acquisitions after March 31, 2004. The shares and equivalents enumerated in the immediately preceding sentence are in absolute amounts, not weighted average amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5,345,000 for the quarter ended March 31, 2005 (the "Current Quarter"). During the Current Quarter, we had sources of cash of $2,437,000 of net income, $2,620,000 of depreciation and amortization; $1,406,000 from a decrease in deferred tax assets; $203,000 from an increase in other current and long-term liabilities; and $698,000 from a decrease in accounts receivable. Significant uses of cash during the Current Quarter include an increase in prepaid expenses and other current assets of $1,089,000 and a decrease in accrued expenses of $988,000. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

On June 30, 2004, we completed a private offering of $60,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay 9.0% notes payable outstanding. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12,000,000 of the Notes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

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

Financing activities during the Current Quarter include the repayment of approximately $1,140,000 of capital leases and the receipt of $5,827,000 from the exercise of employee stock options. In addition, we added $3,209,000 of equipment subject to new capital lease agreements during the Current Quarter.

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

As of March 31, 2005, we had cash and equivalents of $35,257,000

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

For the Current Quarter our EBITDA increased by $5,292,000 (185.6%) to $8,143,000 from $2,851,000 for the comparable period in 2004.

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

The following table reconciles EBITDA to net income for the Current and Prior Year's Quarter.

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------
                                              QUARTER ENDED MARCH 31,
                                   ------------------------------------------
                                          2005                    2004
                                   ------------------      ------------------
NET INCOME                         $            2,437      $              775
  Add back (deduct):
    Tax expense (benefit)                       1,621                   (193)
    Interest expense                            1,465                     665
    Depreciation and amortization               2,620                   1,604

                                   ------------------      ------------------
EBITDA                             $            8,143      $            2,851
                                   ==================      ==================

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

In December 2004, the FASB issued SFAS No. 123 (R), SHARED-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) originally was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but the Securities and Exchange Commission delayed the effective date until annual reporting periods beginning after December 15, 2005.

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

FORWARD-LOOKING STATEMENTS

Statements made in this Report, including the foregoing financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Corcoran and Tallas v. Cortens, Dolan, ITO Acquisition Corporation d/b/a
------------------------------------------------------------------------
Systems Management Specialists, and Does 1 through 50
-----------------------------------------------------

On November 1, 2004, we were served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs assert that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs assert that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. We had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after our acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November 30, 2004, West filed an answer denying all of plaintiffs' allegations. Discovery commenced recently.

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

It is premature to give a proper evaluation of the probability of a favorable or unfavorable outcome. While it is again premature to give a proper evaluation of the potential liability, we believe that the above matter will be resolved without any material adverse impact on our financial position, results of operations, or cash flows.

ITEM 6 - EXHIBITS

2.1 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed April 7, 2004.

2.2 Purchase and Sale Agreement, dated as of September 1, 2004 between Verizon Data Services, Inc. and the Company, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed October 14, 2004.

2.3 Stock Purchase Agreement dated as of February 5, 2002 by and between the Company and American Software, Inc., incorporated by reference to
           Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 5, 2002.

3.1A       Restated Certificate of Incorporation, incorporated by reference to
           Exhibit 3.1A to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

4.10 Warrant Agreement dated as of May 10, 20000 between the Company and the Warrantholders Party thereto, incorporated by reference to
            Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.1 Letter of Employment between the Company and John Lalli, dated as of May 15, 2002.

10.2 Contract for Services between Verizon Information Technologies, Inc. (now Infocrossing Healthcare Services, Inc.) and the State of Missouri, including Amendments 1 through 6.

10.3A Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

10.3B Consent, Waiver and First Amendment to Acquisition Loan Agreement dated as of October 1, 2004 by and among the Company and CapitalSource Finance, LLC., incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.

10.3C Amended and Restated Consent, Waiver, and First Amendment to Acquisition Loan Agreement, dated as of October 6, 2004, by and among the Company and CapitalSource Finance, LLC, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.3D Second Amendment to Acquisition Loan Agreement and Other Documents, dated as of November 8, 2004, by and among the Company and CapitalSource Finance, LLC incorporated by reference to Exhibit
            10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.3E Third Amendment to Acquisition Loan Agreement and Other Documents, dated as of December 29, 2004, incorporated by reference to Exhibit 10.4E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.4A Guarantee and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC, incorporated by reference to Exhibit
             10.8 to the Company's Quarterly Report on Form 10Q for June 30,
             2004.

10.4B Joinder to Security Agreement dated October 1, 2004, incorporated by reference to Exhibit 10.5B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.5A Stock Pledge Agreement Dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC, incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

10.5B Addendum to Stock Pledge Agreement dated October 1, 2004, incorporated by reference to Exhibit 10.6B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.6A Amended and Restated Term Loan Agreement, dated as of April 2, 2004 between the lenders named therein and the Company ("Amended and Restated Term Loan Agreement"), incorporated by reference to
             Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2004.

10.6B First Amendment to Amended and Restated Term Loan Agreement, dated as of June 30, 2004, between the lenders named therein and the Company, incorporated by reference to Exhibit 4.5 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.

10.6C Term Loan Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the lenders named therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2003.

10.6D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource Finance LLC.

10.6E Master Assignment and Assumption Agreement, dated as of February 13, 2004, by and among by and among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource Finance LLC, incorporated by reference to Exhibit 10.7E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.7A Guaranty and Security Agreement, dated as of April 2, 2004, between a subsidiary of the Company and CapitalSource, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 7, 2004.

10.7B Guaranty and Security Agreement dated as of October 21, 2003 by and among the Company, Infocrossing Agent, Inc., and the Company's subsidiaries, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2003.

10.8 Amended and Restated Stock Pledge Agreement, dated as of April 2, 2004, among the Company, a subsidiary of the Company, and CapitalSource, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 7, 2004.

10.9 Employment Agreement between the Company and Zach Lonstein, dated as of January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.

10.10 Employment Agreement between the Company and Robert Wallach, dated as of January 1, 2005, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.5 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

10.11A Employment Agreement, dated as of April 2, 2004, by and between the Company and Patrick A. Dolan, incorporated by reference to
              Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 7, 2004.

10.11B Settlement and Release Agreement dated as of October 15, 2004 by and among the Company and Patrick A. Dolan, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 5, 2004.

10.12A Employment Agreement, dated as of April 2, 2004, by and between the Company and Jim Cortens, incorporated by reference to Exhibit
              10.5 to the Company's Current Report on Form 8-K filed April 7, 2004.

10.12B Settlement and Release Agreement dated as of October 15, 2004 by and among the Company and Jim Cortens, incorporated by reference to Exhibit 13B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.13 Employment Agreement, dated as of October 1, 2004, by and between a subsidiary of the Company and Michael J. Luebke, incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.
10.14A Company's 2002 Stock Option and Stock Appreciation Rights Plan ("2002 Plan"), incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 25, 2002.

10.14B Amendment to 2002 Plan adopted by the Board of Directors on January 21, 2005, incorporated by reference to Exhibit 10.15B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.14C Amendment to 2002 Plan approved at the Company's Annual Meeting of Stockholders held on June 15, 2004, incorporated by reference to
              Exhibit 10.15C to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.14D Amendment to 2002 Plan adopted by the Board of Directors on April 1, 2004, incorporated by reference to Exhibit 10.15D to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.15A Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan ("1992 Plan"), incorporated by reference to Appendix A to Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2000.

10.15B Amendment to 1992 Plan approved at the Company's Annual Meeting of Stockholders held on June 22, 2001, incorporated by reference to
              Exhibit 10.16B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.16 Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to
              Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.

10.17A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC, incorporated by reference to Exhibit 10.18A to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.17B First Amendment of Lease between the Company and Leonia Associates, LLC, dated January 16, 1998, incorporated by reference to Exhibit 10.18B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.17C Second Amendment of Lease between the Company and Leonia Associates, LLC, dated as of September 9, 1999, incorporated by reference to Exhibit 10.18C to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.17D Third Amendment of Lease between the Company and Leonia Associates, LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.

10.17E Fourth Amendment of Lease between the Company and Leonia Associates, LLC, dated as of April 19, 2004, incorporated by reference to Exhibit 10.18E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.18A Office Lease Agreement dated May 22, 2000 between the Company and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.

10.18B First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ended March 31, 2002.

10.19A Tenth Floor Option Agreement between the Company, G-H-G Realty Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to Exhibit 10.6A to the Company's Form 10-K for the fiscal year ended October 31, 2000.

10.19B Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to Exhibit 10.6B to the Company's 10-K for the fiscal year ended October 31, 2000.

10.20A* Master Services Agreement dated as of May 24, 2001 among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc., incorporated by reference to Exhibit 10.1A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

10.20B* Amendment to Master Services Agreement among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc. dated as of January 11, 2002, incorporated by reference to Exhibit 10.1B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

10.20C* Computer Services Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

10.20D* Marketing Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

10.20E* Extension Agreement dated as of October 1, 2002 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2C to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

10.20F* Extension Agreement dated as of December 30, 2003 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2D to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

14 Code of Ethics, incorporated by reference to the Company's definitive Proxy Statement filed on April 29, 2004.

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.


* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INFOCROSSING, INC.

May 10, 2005                          /s/ ZACH LONSTEIN
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

May 10, 2005                          /s/ WILLIAM J. McHALE
                                      ------------------------------------------
                                      William J. McHale
                                      Senior Vice President of Finance

                             EXHIBITS FILED HEREWITH

10.1 Letter of Employment between the Company and John Lalli, dated as of May 15, 2002.

10.2 Contract for Services between Verizon Information Technologies, Inc. (now Infocrossing Healthcare Services, Inc.) and the State of Missouri., including Amendments 1 through 6

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.