Form 10-Q
period 2005-06-30
INFOCROSSING INC
filed 2005-08-09
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 9, 2005
                               --------------
                                       or
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

There were 20,200,466 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 5, 2005.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2005              2004
                                                                                    ---------------     --------------
                                                                                       (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                              $      40,283      $      26,311
  Trade accounts receivable, net of allowances for doubtful accounts of
       $1,420 and $249 at June 30, 2005 and December 31, 2004, respectively                19,404             26,707
  Due from related parties                                                                    245                238
  Prepaid income taxes                                                                        226             -
  Prepaid license fees                                                                      1,802              1,585
  Deferred income taxes                                                                     1,260              1,260
  Other current assets                                                                      5,052              4,650
                                                                                       ------------       ------------
    Total current assets                                                                   68,272             60,751

  Property, equipment and purchased software, net                                          27,101             25,113
  Deferred software, net                                                                    1,230              1,077
  Goodwill                                                                                104,228            103,177
  Other intangible assets, net                                                             11,472             12,328
  Deferred income taxes                                                                    11,096             11,715
  Security deposits and other non-current assets                                            2,321              2,489
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     225,720      $     216,650
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $       5,988      $       9,041
Current portion of long-term debt and capitalized lease obligations                         4,425              3,683
Current portion of accrued loss on leased facilities                                          189                217
Accrued expenses                                                                            7,824              8,056
Income taxes payable                                                                       -                     305
Deferred revenues                                                                           2,537              1,267
                                                                                       ------------       ------------
    Total current liabilities                                                              20,963             22,569

Long-term debt and capitalized lease obligations, net of current portion                  101,674            100,432
Accrued loss on leased facilities, net of current portion                                     435                505
Other long-term liabilities                                                                 2,276              1,907
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       125,348            125,413
                                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                 -                    -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
20,869,352 and 20,395,473 at June 30, 2005 and December 31, 2004, respectively                209                204
Additional paid-in capital                                                                156,847            150,278
Accumulated deficit                                                                       (53,546)           (56,107)
                                                                                       ------------       ------------
                                                                                          103,510             94,375
Less 618,969 shares at June 30, 2005 and December 31, 2004,
     of common stock held in treasury, at cost                                             (3,138)            (3,138)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                100,372             91,237
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     225,720      $     216,650
                                                                                       ============       ============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2005                  2004                  2005                  2004
                                              ------------------    ------------------    ------------------    -----------------
                                                            (UNAUDITED)                                (UNAUDITED)
REVENUES                                      $         35,194      $         24,611      $         72,721      $        39,787
                                                 ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding
      depreciation shown below                          25,506                17,567                51,353               27,790
   Selling and promotion costs                           1,156                   905                 2,114                1,641
   General and administrative expenses                   4,011                 1,870                 6,590                3,236
   Depreciation and amortization                         2,671                 2,128                 5,291                3,732
                                                 ---------------       ---------------       ---------------       --------------
                                                        33,344                22,470                65,348               36,399
                                                 ---------------       ---------------       ---------------       --------------
INCOME FROM OPERATIONS                                   1,850                 2,141                 7,373                3,388
                                                 ---------------       ---------------       ---------------       --------------

Interest income                                           (126)                  (37)                 (252)                 (80)
Fees related to loans repaid                            -                      1,347                -                     1,347
Interest expense                                         1,616                 1,106                 3,207                1,814
                                                 ---------------       ---------------       ---------------       --------------
                                                         1,490                 2,416                 2,955                3,081
                                                 ---------------       ---------------       ---------------       --------------
INCOME (LOSS) BEFORE
     INCOME TAXES                                          360                  (275)                4,418                  307

Income tax (benefit) expense                               236                   (13)                1,857                 (206)
                                                 ---------------       ---------------       ---------------       --------------

NET INCOME (LOSS)                             $            124      $           (262)     $          2,561      $           513
                                                 ===============       ===============       ===============       ==============

BASIC INCOME (LOSS) PER SHARE:
   Net income (loss)                          $           0.01      $          (0.01)     $           0.13      $          0.03
                                                 ===============       ===============       ===============       ==============
   Weighted average number of common
      shares outstanding                            20,247,587            18,323,069            20,167,490           16,757,815
                                                 ===============       ===============       ===============       ==============

DILUTED INCOME (LOSS) PER SHARE:
   Net income (loss)                          $           0.01      $          (0.01)     $           0.11      $          0.03
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
       common shares and share equivalents
       outstanding                                  22,114,261            18,323,069            22,415,204           19,019,320
                                                 ===============       ===============       ===============       ==============

                 See Notes to Consolidated Financial Statements.


                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                 COMMON         PAR VALUE         ADDITIONAL       ACCUMULATED        TREASURY           TOTAL
                                 SHARES                        PAID IN CAPITAL       DEFICIT        STOCK AT COST
                               ------------    -----------    ----------------    --------------    --------------    --------------
Balances,
   December 31, 2004              20,395       $     204      $      150,278      $    (56,107)     $     (3,138)     $     91,237

Exercises of stock options
     and warrants                    474               5               5,890             -                -                  5,895

Tax credit for disqualifying
     disposition of stock
     options                       -               -                     679             -                 -                   679

Net income                         -               -                   -                 2,561             -                 2,561
                               ------------    -----------       -------------    --------------       -----------      ------------
Balances,
   June 30, 2005                  20,869       $     209      $      156,847      $    (53,546)     $     (3,138)     $    100,372
                               ============    ===========       =============    ==============       ===========      ============


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       -------------------------------------------
                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------------------------
                                                                                                2005                   2004
                                                                                       --------------------   --------------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            2,561     $              513
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    5,291                  3,732
   Additions to allowance for doubtful accounts                                                     1,285                    107
   Accretion of discounted debt                                                                        62                 -
    Unamortized fees related to loans repaid                                                       -                       1,097
    Deferred income taxes                                                                           1,298                 -
    Non-employee option and warrant issued for services                                            -                         167
    Interest due on related party balances                                                             (7)                    (5)
    Decrease (increase) in:
     Trade accounts receivable                                                                      6,018                 (1,586)
     Prepaid license fees and other current assets                                                   (619)                  (732)
     Security deposits and other non-current assets                                                   168                   (824)
   Increase (decrease) in:
     Accounts payable                                                                              (3,053)                   737
     Payments on accrued loss on leased facilities                                                    (72)                   (76)
     Accrued expenses                                                                                (904)                (2,146)
     Income taxes payable                                                                            (531)                    28
     Deferred revenues and other liabilities                                                        1,639                   (147)
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                13,136                    865
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              (2,000)                  (748)
    Disposal of property                                                                               15                 -
   Payment of purchase price and costs relating to acquisitions, net of cash acquired                (379)               (39,087)
   Increase in deferred software costs                                                               (372)                   (70)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (2,736)               (39,905)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                    -                      28,373
   Proceeds from Term Loans                                                                        -                      15,000
   Proceeds from a private placement of convertible notes                                          -                      57,900
   Payment of costs related to the convertible notes and term loans                                                         (587)
   Repayment of debt and capitalized leases                                                        (2,297)               (41,573)
   Exercises of stock options and warrants                                                          5,895                  1,051
                                                                                          -----------------      -----------------
          Net cash provided by financing activities                                                 3,598                 60,164
                                                                                          -----------------      -----------------
          Net cash provided by continuing operations                                               13,998                 21,124

CASH FLOWS FROM DISCONTINUED OPERATION:
   Payments on portion of loss on leased facilities relating to discontinued
operation                                                                                             (26)                   (27)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                               13,972                 21,097
Cash and equivalents, beginning of period                                                          26,311                 10,073
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           40,283     $           31,170
                                                                                          =================      =================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            3,198     $            1,813
                                                                                          =================      =================
     Income taxes                                                                      $            1,095     $              103
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            4,219     $            2,457
                                                                                          =================      =================
     Common stock issued in connection with an acquisition                             $           -          $            1,439
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $           -          $              287
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

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, and the consolidated statement of stockholders' equity for the six months ended June 30, 2005 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                            OCTOBER 1, 2004
                             (IN THOUSANDS)

Trade accounts receivable                                  $      9,146
Other current assets                                                 57
                                                              -----------
    Total current assets                                          9,203
Property, equipment, and purchased software                       2,049
Intangible assets subject to amortization                        10,320
Goodwill                                                         25,357
                                                              -----------
    Total assets acquired                                        46,929
                                                              -----------

Accrued expenses                                                 (1,380)
Deferred revenues                                                   (72)
Other current liabilities                                           (91)
                                                              -----------
    Total current liabilities                                    (1,543)
                                                              -----------
Purchase price                                             $     45,386
                                                              ===========

Since the Company is in the process of finalizing its estimate of the fair values of identifiable assets acquired and liabilities assumed, the allocation of the purchase price of the IHS acquisition is subject to adjustment.

INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000. The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $41,320,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to contract rights and customer relationships, was recorded. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through June 30, 2005, such contingent consideration totaled $657,000, which has been recorded as additional goodwill.

The results of operations of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisitions.

The following unaudited condensed combined pro forma information for the three and six-month period ended June 30, 2004 gives effect to the IHS Acquisition and the SMS Acquisition as if they had occurred on January 1, 2004. The SMS Acquisition occurred as of April 1, 2004, thus the pro forma information for the three months ended June 30, 2004 only gives effect to the IHS Acquisition. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings.

     PRO FORMA INFORMATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

                      (In Thousands except Per Share Data)
                           3 Months Ended June           6 Months Ended
                                 30, 2004                 June 30, 2004

Revenues                $               36,682       $            72,319
                           ---------------------        ------------------
Net income              $                1,913       $             3,604
                           ---------------------        ------------------
Basic net earnings
per share               $                 0.10       $              0.22
                           ---------------------        ------------------
Diluted net earnings
per equivalent share    $                 0.09       $              0.19
                           ---------------------        ------------------


3.  STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 123(R) ("SFAS No. 123(R)"), SHARE-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In accordance with Rule 33-8568 of the Securities and Exchange Commission, SFAS 123(R) will be effective for fiscal years beginning on or after June 15, 2005.

The Company plans to adopt SFAS 123(R) using the modified prospective method as defined in the statement.

As permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method pursuant to SFAS 123(R) will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below.

The Company has not determined what impact SFAS 123(R) may have on the nature of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income (loss) in thousands of dollars and basic and diluted earnings
(loss) per common share for the three and six month periods ended June 30, 2005 and 2004, respectively, would have been as follows (in thousands except per share data):


                                                  Three Months Ended June 30,              Six Months Ended June 30,
                                              ------------------------------------    ------------------------------------
                                                   2005                2004                2005                2004
                                              ----------------    ----------------    ----------------    ----------------
Net income (loss) as reported                   $        124       $        (262)      $      2,561        $         513
  Deduct stock-based
  employee compensation determined
  under the fair value method for all
  awards, net of tax                                    (189)               (550)            (1,412)                (641)
                                                   -----------        ------------        -----------         ------------
     Pro forma income (loss)                    $        (65)      $        (812)      $      1,149        $        (128)
                                                   ===========        ============        ===========         ============

Net income (loss) per share:
  Basic as reported                             $       0.01       $       (0.01)      $       0.13        $        0.03
                                                   ===========        ============        ===========         ============
  Diluted as reported                           $       0.01       $       (0.01)      $       0.11        $        0.03
                                                   ===========        ============        ===========         ============
  Basic, pro forma                              $      (0.00)      $       (0.04)      $       0.06        $       (0.01)
                                                   ===========        ============        ===========         ============
  Diluted, pro forma                            $      (0.00)      $       (0.04)      $       0.05        $       (0.01)
                                                   ===========        ============        ===========         ============

The Pro forma income (loss) and pro forma basic and diluted earnings (loss) per share for the periods ended June 30, 2004 have been restated to properly account for forfeitures.


4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the six and three months ended June 30, 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 2,247,714 and 1,866,674 shares, respectively. For the six and three months ended June 30, 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 2,261,505 and 2,533,449 shares, respectively. The calculation for 2005 excludes the potential conversion of the convertible debt (which would include an adjustment to reported net income to add back the interest on the debt, net of tax), because the effect of this adjustment would be anti-dilutive. The convertible debt was not outstanding in the period ended June 30, 2004. The calculation of earnings per share for the six and three months ended June 30, 2005 also excludes 1,363,650 and 1,502,150 shares, respectively, and the calculation of earnings per share for the six and three months ended June 30, 2004 excludes 741,350 and 689,950 shares, respectively, related to out-of-the-money stock options and warrants, because the inclusion of such options and warrants would be anti-dilutive.


5.  INCOME TAXES

In the period ended June 30, 2005, the Company recorded income tax expense of $1,857,000, consisting of a current provision of $558,000 and a deferred provision of $1,299,000.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $37,000,000 for federal income tax purposes that begin to expire in 2019. The use of these net operating loss carryforwards may be limited under
Section 382 of the Internal Revenue Code, as a result of cumulative changes in ownership of more than 50% over a three year period.

The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on its estimate of future taxable income. Changes in the Company's assessment of the need for a valuation allowance could give rise to adjustments in the valuation allowance and tax expense in the period of change.

At December 31, 2004, the Company had federal alternative minimum tax credit carryforwards of approximately $60,000 that do not expire.

6.  LEGAL PROCEEDINGS

On November 1, 2004, the Company was served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs asserted that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs also asserted that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. The Company had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after the Company's acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November 30, 2004, West filed an answer denying all of plaintiffs' allegations. Discovery commenced in February 2005.

West is indemnified pursuant to the Stock Purchase Agreement between the Company and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to the Company, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock. Holdings has confirmed its indemnification obligations with respect to the claims asserted by plaintiffs. If, however, discovery reveals that the commissions at issue were earned after March 3, 2004, or if earned prior to such date, they were properly accrued, the Company agreed to cooperate with Holdings to determine the appropriate amount of commissions, if any, which would be due and owing from West. West believes it is in its best interest to resolve the commissions issue early in the litigation to avoid needless and protracted proceedings and expenses relating to such a minor dispute. Accordingly, Holdings has agreed that West will not be responsible for, or asked to contribute to, attorney's fees and costs associated with the resolution of the commissions claim.

All matters were settled as of July 22, 2005. The entire settlement was paid from an escrow account with respect to which Holdings was the beneficiary. The escrow account had been established at the closing of the acquisition in the event of an indemnification claim against Holdings.


7.  SUBSEQUENT EVENT

The Company has $72,000,000 outstanding of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of the Company's common stock at a specified conversion price, subject to certain adjustments. The conversion price will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, the Company will have the right to deliver to the holders, at its option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes would be convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of the Company's common stock is less than 68.23% ($10.48) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment) (the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment of the conversion price during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered. After the Reset Adjustment, the number of common shares into which the Notes may be converted will be 5,673,759, an increase of 986,259 shares. For the three and six month periods ended June 30, 2005, this increase in the number of shares will not affect earnings per share, since the inclusion of the convertible shares (which would include an adjustment to net income to add back the interest on the Notes, net of tax) would be anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

Management believes that we are a leading provider of information technology, or IT, and business process outsourcing services to enterprise customers. We deliver a full suite of outsourced solutions that enable customers to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our twenty year history, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving into a comprehensive set of managed solutions. We support a variety of customers, and assure the optimal performance, security, reliability, and scalability of our customers' computer platforms including mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for a total purchase price of approximately $38,229,000 including contingent consideration, related acquisition costs of $1,224,000 and 135,892 shares of our common stock valued at $1,439,000 (the "SMS Acquisition"). In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through June 30, 2005, such contingent consideration totaled $657,000 that has been recorded as additional goodwill. In June 2004, the name of this subsidiary was changed to Infocrossing West, Inc.

SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing, and managed application services to customers primarily located in the western United States.

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

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net income increased by $386,000 from a loss of $262,000 for the quarter ended June 30, 2004 (the "Prior Year's Quarter") to net income of $124,000 for the quarter ended June 30, 2005 (the "Current Quarter") on 43% higher revenues. For the Current Quarter, the results of operations include SMS, IHS, and other acquisitions completed in 2004. For the Prior Year's Quarter, the results of operations include SMS.

For the Current Quarter, revenues increased $10,583,000 (43%) to $35,194,000 from $24,611,000 for the Prior Year's Quarter. We realized approximately $12,537,000 from customers added as the result of acquisitions completed in 2004. Excluding revenues added through acquisitions, revenues decreased by $1,954,000 (8%). The decrease is net of growth from both new and existing customers.

Costs of revenues excluding depreciation increased by $7,939,000 (45%) to $25,506,000 during the Current Quarter compared with $17,567,000 for the Prior Year's Quarter. The increase includes costs associated with our expansion from acquisitions completed in 2004. Costs of revenues as a percentage of revenues increased to 72% in the Current Quarter from 71% in the Prior Year's Quarter, reflecting a lower gross margin.

Selling and promotion costs increased by $251,000 (28%) to $1,156,000 for the Current Quarter from $905,000 for the Prior Year's Quarter, but decreased as a percentage of revenues to 3% for the Current Quarter from 4% for the Prior Year's Quarter.

General and administrative expenses increased by $2,141,000 (114%) to $4,011,000 for the Current Quarter from $1,870,000 for the Prior Year's Quarter. General and administrative expenses increased as a percentage of revenues to 11% in the Current Quarter from 8% in the Prior Year's Quarter. Approximately $240,000, or 11% of the total increase, was related to acquisitions completed in 2004. Approximately $1,285,000 (60% of the total increase) was added to the allowance for doubtful accounts, including an unusual addition of $1,000,000 (pre-tax) relating to incremental usage-based charges billed to a customer in prior periods. We also incurred $430,000 (20%) of increased professional fees relating to compliance costs with respect to the Sarbanes-Oxley Act of 2002 and audit fees.

Depreciation and amortization of fixed assets and other intangibles increased $543,000 (26%) to $2,671,000 for the Current Quarter from $2,128,000 for the
Prior Year's Quarter. Of this increase, $365,000 (67%) of depreciation of fixed assets and amortization of other intangibles was related to acquisitions completed in 2004. The remainder of the increase of $178,000 (33%) resulted from fixed asset additions during the twelve months ended June 30, 2005. Depreciation and amortization decreased as a percentage of revenues to 8% in the Current Quarter compared with 9% in the Prior Year's Quarter.

Net interest expense decreased by $926,000 to $1,490,000 for the Current Quarter from $2,416,000 for the Prior Year's Quarter. The results for the Prior Year's Quarter included $1,347,000 for expensing the unamortized balance of costs relating to approximately $40 million in term loans repaid in June 2004. Excluding this write-off in 2004, there was a net increase of $421,000, consisting of $510,000 in additional interest expense partially offset by $89,000 in additional interest income. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, as well as increases in interest rates earned and charged during the Current Quarter.

For the Current Quarter, we recorded a tax expense of $236,000 compared with a tax benefit of $13,000 for the Prior Year's Quarter. The tax expense for the Current Quarter consists of a current provision of $264,000 offset by a deferred tax benefit of $28,000. As of December 31, 2004, we had net operating loss carry-forwards of approximately $37 million for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in future years due to Section 382 of the Internal Revenue Code of 1986 (the "Code").

We have net income of $124,000 for the Current Quarter compared with a loss of $262,000 for the Prior Year's Quarter. In the Current Quarter, we had income per common share of $0.01 on both a basic and diluted basis, compared with a loss per common share of $0.01 on both a basic and diluted basis for the Prior Year's Quarter. The number of weighted average shares increased to approximately 20,248,000 shares for basic shares and approximately 22,114,000 shares on a diluted basis for the Current Quarter from approximately 18,323,000 shares on both a basic and diluted basis for the Prior Year's Quarter. The increase in shares reflects 1,800,200 shares issued from the exercise of options and warrants in the twelve months ended June 30, 2005 and the issuance of 123,200 shares of common stock for an acquisition in the second half of 2004. In addition, in-the-money options to purchase 912,650 shares were granted during the twelve months ended June 30, 2005. The shares and equivalents enumerated in the immediately preceding sentences are in absolute amounts, not weighted average amounts.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net income increased by $2,048,000 (399%) from $513,000 for the six-month period ended June 30, 2004 (the "Prior Year's Period") to $2,561,000 for the six-month period ended June 30, 2005 (the "Current Period") on 83% higher revenues. For the Current Period, the results of operations include SMS, IHS, and other acquisitions completed in 2004. For the Prior Year's Periods, the results of operations include SMS for April through June 2004.

For the Current Period, revenues increased $32,934,000 (83%) to $72,721,000 from $39,787,000 for the Prior Year's Period. The Company realized approximately $33,623,000 from customers added as the result of acquisitions completed in 2004. Excluding revenues added through acquisitions, revenues decreased by $689,000 (2%). The decrease is net of growth from both new and existing customers.

Costs of revenues excluding depreciation increased by $23,563,000 (85%) to $51,353,000 during the Current Period compared with $27,790,000 for the Prior Year's Period. The increase includes costs associated with our expansion from acquisitions completed in 2004. Costs of revenues as a percentage of revenues increased to 71% in the Current Period from 70% in the Prior Year's Period, reflecting a lower gross margin.

Selling and promotion costs increased by $473,000 (29%) to $2,114,000 for the Current Period from $1,641,000 for the Prior Year's Period, but decreased as a percentage of revenues to 3% for the Current Period from 4% for the Prior Year's Period.

General and administrative expenses increased by $3,354,000 (104%) to $6,590,000 for the Current Period from $3,236,000 for the Prior Year's Period. General and administrative expenses increased as a percentage of revenues to 9% in the Current Period from 8% in the Prior Year's Period. Approximately $814,000, or 24% of the total increase, was related to acquisitions completed in 2004. Approximately $1,285,000 (38% of the total increase) was added to the allowance for doubtful accounts, including an unusual addition of $1,000,000 (pre-tax) relating to incremental usage-based charges billed to a customer in prior periods. We also incurred $821,000 (24%) of increased professional fees relating to compliance costs with respect to the Sarbanes-Oxley Act of 2002 and audit fees.

Depreciation and amortization of fixed assets and other intangibles increased $1,559,000 (42%) to $5,291,000 for the Current Period from $3,732,000 for the
Prior Year's Period. Of this increase, $1,151,000 (74%) of depreciation of fixed assets and amortization of other intangibles was related to acquisitions completed in 2004. The remainder of the increase of $408,000 (26%) resulted from fixed asset additions during the twelve months ended June 30, 2005. Depreciation and amortization decreased as a percentage of revenues to 7% in the Current Period compared with 9% in the Prior Year's Period.

Net interest expense decreased by $126,000 to $2,955,000 for the Current Period from $3,081,000 for the Prior Year's Period. The results for the Prior Year's Quarter included $1,347,000 for expensing the unamortized balance of costs relating to approximately $40 million in term loans repaid in June 2004. Excluding this write-off in 2004, there was a net increase of $1,221,000 consisting of $1,393,000 in additional interest expense partially offset by an increase in interest income of $172,000. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, as well as increases in interest rates earned and charged during the Current Period.

For the Current Period, we recorded a tax expense of $1,857,000 compared with a tax benefit of $206,000 for the Prior Year's Period. The tax expense for the Current Period consists of a current provision of $558,000 and a deferred provision of $1,299,000. The tax benefit for the Prior Year's Period included $234,000 from the sale of New Jersey net operating loss carry-forwards. As of December 31, 2004, we had net operating loss carry-forwards of approximately $37 million for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in future years pursuant to Section 382 of the Code.

We have net income of $2,561,000 for the Current Period compared with $513,000 for the Prior Year's Period.

In the Current Period, we had income per common share of $0.13 and $0.11 on a basic and diluted basis, respectively, compared with income per common share of $0.03 on both a basic and diluted basis for the Prior Year's Period. The number of weighted average shares increased to approximately 20,167,000 basic shares and approximately 22,415,000 shares on a diluted basis for the Current Period from approximately 16,758,000 basic shares and approximately 19,019,000 shares on a diluted basis for the Prior Year's Period. The increase in shares reflects 1,800,200 shares issued from the exercise of options and warrants in the twelve months ended June 30, 2005 and the issuance of 123,200 shares of common stock for an acquisition in the second half of 2004. In addition, in-the-money options to purchase 972,650 shares were granted during the twelve months ended June 30, 2005. The shares and equivalents enumerated in the immediately preceding sentences are in absolute amounts, not weighted average amounts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13,136,000 for the six-month period ended June 30, 2005 (the "Current Period"). During the Current Period, sources of cash included $2,561,0000 of net income adjusted for non-cash charges of $5,291,000 of depreciation and amortization, additions to the allowance for doubtful accounts of $1,285,000, and $1,298,000 from a decrease in deferred tax assets; $1,639,000 from an increase in deferred revenues and other liabilities; and $6,018,000 from a decrease in accounts receivable. Significant uses of cash during the Current Quarter include a reduction of taxes payable and an increase in prepaid taxes totaling $531,000; an increase in prepaid expenses and other current assets of $619,000; and a decrease in accrued expenses and accounts payable of $3,957,000. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

Significant cash flows from investing activities include the purchase of $2,000,000 of equipment and other property, payment of $379,000 of subsequent contingent purchase price relating to the SMS Acquisition, and additions of $372,000 to software development costs.

On June 30, 2004, we completed a private offering of $60,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay 9.0% notes payable outstanding. The remaining balance was used to fund acquisitions and for general corporate purposes. On July 6, 2004, the initial purchaser exercised its option in full to purchase an additional $12,000,000 of the Notes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. Interest on the Notes is payable semi-annually in arrears each January 15th and July 15th.

Offers and sales of the Notes were made only in the United States to qualified institutional buyers in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The notes were originally issued by us in a transaction exempt from the registration requirements of the Securities Act and were immediately resold by the initial purchaser in reliance on Rule 144A. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. We will not receive any proceeds from any sales of common stock under this registration statement.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of our common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes would be convertible into 4,687,500 common shares. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of our common stock is less than 68.23% ($10.48 initially, subject to adjustment) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price shall immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment) (the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment of the conversion price during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered.

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

Financing activities during the Current Period include the repayment of approximately $2,297,000 of capital leases and the receipt of $5,894,000 from the exercise of employee stock options. In addition, we added $4,219,000 of equipment subject to new capital lease agreements during the Current Period.

On February 22, 2005, we filed a preliminary, or "shelf" registration statement with the Securities and Exchange Commission. This registration statement will permit us to sell equity or debt securities, in any combination, for up to $125,000,000. We intend to use the net proceeds we expect to receive from the sale of the securities to reduce our outstanding debt and to fund possible acquisitions and investments. The exact timing and terms of this financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur. The registration statement was declared effective June 22, 2005.

On May 23, 2005, we announced that our Board of Directors approved a plan to repurchase up to $10 million of our outstanding common stock. As of June 30, 2005, no shares had been purchased. In July 2005, we purchased 50,000 shares for approximately $483,000.

As of June 30, 2005, we had cash and equivalents of $40,283,000.

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

For the six months ended June 30, 2005 our EBITDA increased by $5,545,000 (78%) to $12,664,000 from $7,120,000 for the comparable period in 2004.

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

The following table reconciles EBITDA to net income for the Current and Prior Year's Period.

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------
                                              SIX MONTHS ENDED JUNE 30,
                                   --------------------------------------------
                                           2005                    2004
                                   --------------------    --------------------
NET INCOME                         $           2,561       $             513
  Add back (deduct):
    Tax expense (benefit)                      1,857                    (206)
    Interest expense                           2,955                   3,081
    Depreciation and amortization              5,291                   3,732

                                      ----------------        ----------------
EBITDA                             $          12,664       $           7,120
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

In December 2004, the FASB issued SFAS No. 123 (R), SHARED-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In accordance with Rule 33-8568 of the Securities and Exchange Commission, SFAS 123(R) will be effective for fiscal years beginning on or after June 15, 2005.

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

FORWARD-LOOKING STATEMENTS

Statements made in this Report, including the foregoing financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Corcoran and Tallas v. Cortens, Dolan, ITO Acquisition Corporation d/b/a Systems Management Specialists, and Does 1 through 50
--------------------------------------------------------------------------------

On November 1, 2004, we were served with a summons and complaint in a lawsuit commenced by two former employees of ITO Acquisition Corporation d/b/a Systems Management Specialists, now known as Infocrossing West, Inc. ("West") filed in the Superior Court of California, Orange County (Case No. 04CC10709). Plaintiffs asserted that they had been induced to join West in 2002 based on promises of receiving equity interests and options to acquire additional equity in West. Plaintiffs also asserted that on numerous occasions they had received verbal assurance of receiving the foregoing equity interests in West. We had acquired West on April 2, 2004. Plaintiffs' employment with West terminated shortly after our acquisition of West. Plaintiffs maintain that they are entitled to direct damages of at least $15 million plus punitive damages, costs, attorneys' fees, and other relief as the court may award. In addition, one of the plaintiffs also asserted a claim for unpaid commissions of approximately $30,000. On November 30, 2004, West filed an answer denying all of plaintiffs' allegations. Discovery commenced in February 2005.

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

All matters were settled as of July 22, 2005. The entire settlement was paid from an escrow account with respect to which Holdings was the beneficiary. The escrow account had been established at the closing of the acquisition in the event of an indemnification claim against Holdings.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES:

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS:

On May 23, 2005, it was announced that the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding common stock. As of June 30, 2005, no repurchases have been made. In July 2005, the Company purchased 50,000 shares for an aggregate of $483,489.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 13, 2005, the stockholders elected three directors for a three-year term. The votes were as follows:

                              FOR         WITHHELD
Zach Lonstein               13,481,676        739,197
Robert B. Wallach           13,570,616        650,257
Jeremiah M. Healy           13,561,045        659,828

Ms. Kathleen A. Perone and Messrs. Peter J. DaPuzzo, Michael B. Targoff, and Howard L. Waltman have terms expiring in 2006 and beyond and continue as directors of the Company.

The stockholders also approved, by a vote of 8,557,276 for and 1,834,326 against with 5,410 abstaining to adopt the Company's 2005 Stock Plan.

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

10.1 Letter of Employment between the Company and John Lalli, dated as of May 15, 2002, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for March 31, 2005.

10.2        Contract for Services between Verizon Information Technologies, Inc.
            (now Infocrossing Healthcare Services, Inc.) and the State of Missouri, including Amendments 1 through 6, incorporated by reference to the Company's Quarterly Report on Form 10-Q for March 31, 2005.

10.3A Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC ("CapitalSource") as Agent for the Lenders, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

10.3B Consent, Waiver and First Amendment to Acquisition Loan Agreement dated as of October 1, 2004 by and among the Company and CapitalSource, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.

10.3C Amended and Restated Consent, Waiver, and First Amendment to Acquisition Loan Agreement, dated as of October 6, 2004, by and among the Company and CapitalSource, incorporated by reference to
            Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.3D Second Amendment to Acquisition Loan Agreement and Other Documents, dated as of November 8, 2004, by and among the Company and CapitalSource incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.3E Third Amendment to Acquisition Loan Agreement and Other Documents, dated as of December 29, 2004, incorporated by reference to Exhibit 10.4E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.3F Fourth Amendment to Acquisition Loan Agreement, dated as of May 19, 2005, by and between CapitalSource and the Company, incorporated by reference to Exhibit 10 to a Current Report on Form 8-K filed May 23, 2005.

10.4A Guarantee and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

10.4B Joinder to Security Agreement dated October 1, 2004, incorporated by reference to Exhibit 10.5B to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

10.5A Stock Pledge Agreement Dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource, incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10Q for June 30, 2004.

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

10.6D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource.

10.6E Master Assignment and Assumption Agreement, dated as of February 13, 2004, by and among by and among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource, incorporated by reference to Exhibit 10.7E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

10.21         Employment Agreement dated as of August 8, 2005 by and between Lee
              C. Fields and the Company, incorporated by reference to Exhibit 99 to a Current Report on Form 8-K filed August 9, 2005.

10.22 Infocrossing, Inc. 2005 Stock Plan, incorporated by reference to Appendix C of a Definitive Proxy Statement for the Annual Meeting of Stockholders held June 13, 2005.

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





                                     INFOCROSSING, INC.
August 9, 2005                       /s/ ZACH LONSTEIN
                                     ------------------------------------------
                                     Zach Lonstein
                                     Chairman & Chief Executive Officer

August 9, 2005                       /s/ WILLIAM J. McHALE
                                     ------------------------------------------
                                     William J. McHale
                                     Chief Financial Officer

                             EXHIBITS FILED HEREWITH

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.