Form 10-Q
period 2005-09-30
INFOCROSSING INC
filed 2005-11-09
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 2005
                               -------------------------------------------------
                                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the transition period from                        to                       .
                               ----------------------    ---------------------
Commission file number:  0-20824
                       ---------------------------------------------------------
                               INFOCROSSING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                   13-3252333
            -------------------------------     -------------------
            (State or other jurisdiction of       (IRS Employer
             incorporation or organization)     Identification No.)

                   2 CHRISTIE HEIGHTS STREET; LEONIA, NJ 07605
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No.

There were 20,200,466 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 8, 2005.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                      ASSETS                                               2005              2004
                                                                                    ---------------    ---------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents                                                              $     39, 247      $      26,311
  Trade accounts receivable, net of allowances for doubtful accounts of
       $1,404 and $249 at September 30, 2005 and December 31, 2004, respectively           19,686             26,707
  Due from related parties                                                                    249                238
  Prepaid income taxes                                                                        135             -
  Prepaid license fees                                                                      1,760              1,585
  Deferred income taxes                                                                     1,260              1,260
  Other current assets                                                                      5,497              4,650
                                                                                      ------------       ------------
    Total current assets                                                                   67,834             60,751

Property, equipment and purchased software, net                                            26,459             25,113
Deferred software, net                                                                      1,369              1,077
Goodwill                                                                                  104,403            103,177
Other intangible assets, net                                                               11,053             12,328
Deferred income taxes                                                                      11,468             11,715
Security deposits and other non-current assets                                              2,165              2,489
                                                                                      ------------       ------------
    TOTAL ASSETS                                                                    $     224,751      $     216,650
                                                                                      ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $       8,395      $       9,041
  Current portion of long-term debt and capitalized lease obligations                      28,927              3,683
  Current portion of accrued loss on leased facilities                                        174                217
  Accrued expenses                                                                          7,367              8,056
  Income taxes payable                                                                      -                    305
  Deferred revenues                                                                           419              1,267
                                                                                      ------------       ------------
    Total current liabilities                                                              45,282             22,569

Long-term debt and capitalized lease obligations, net of current portion                   71,979            100,432
Accrued loss on leased facilities, net of current portion                                     400                505
Other long-term liabilities                                                                 2,458              1,907
                                                                                      ------------       ------------
    TOTAL LIABILITIES                                                                     120,119            125,413
                                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued               -                    -

  Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
       20,869,435 and 20,395,473 at September 30, 2005 and December 31, 2004,
       respectively                                                                           209                204
  Additional paid-in capital                                                              161,477            150,278
  Accumulated deficit                                                                     (53,433)           (56,107)
                                                                                      ------------       ------------
                                                                                          108,253             94,375
  Less 668,969 and 618,969 shares at September 30, 2005 and December 31, 2004,
       respectively, of common stock held in treasury, at cost                             (3,621)            (3,138)
                                                                                      ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                                            104,632             91,237
                                                                                      ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     224,751      $     216,650
                                                                                      ============       ============

                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2005                  2004                  2005                  2004
                                              ------------------    ------------------    ------------------    -----------------
                                                            (UNAUDITED)                                (UNAUDITED)
REVENUES                                      $         34,094      $         26,445      $        106,815      $        66,232
                                                ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
  Costs of revenues, excluding
       depreciation shown below                         25,171                18,514                76,524               46,303
  Selling and promotion costs                            1,262                   801                 3,376                2,442
  General and administrative expenses                    3,242                 1,848                 9,832                5,085
  Depreciation and amortization                          2,713                 2,197                 8,004                5,928
                                                ---------------       ---------------       ---------------       --------------
                                                        32,388                23,360                97,736               59,758
                                                ---------------       ---------------       ---------------       --------------
    INCOME FROM OPERATIONS                               1,706                 3,085                 9,079                6,474
                                                ---------------       ---------------       ---------------       --------------

Interest income                                           (276)                 (126)                 (528)                (206)
Fees related to loans repaid                             -                     -                     -                    1,347
Interest expense                                         1,710                   968                 4,917                2,783
                                                ---------------       ---------------       ---------------       --------------
                                                         1,434                   842                 4,389                3,924
                                                ---------------       ---------------       ---------------       --------------
    INCOME BEFORE INCOME TAXES                             272                 2,243                 4,690                2,550

Income tax expense (benefit)                               159                   202                 2,016                   (4)
                                                ---------------       ---------------       ---------------       --------------

NET INCOME                                    $            113      $          2,041      $          2,674      $         2,554
                                                ===============       ===============       ===============       ==============
BASIC INCOME PER SHARE:
   Net income                                 $           0.01      $           0.11      $           0.13      $          0.15
                                                ===============       ===============       ===============       ==============
   Weighted average number of common
      shares outstanding                            20,213,613            18,620,252            20,183,031           17,382,089
                                                ===============       ===============       ===============       ==============
DILUTED INCOME PER SHARE:
   Net income                                 $           0.01      $           0.10      $           0.12      $          0.13
                                                ===============       ===============       ===============       ==============
   Weighted average number of
       common shares and share equivalents
       outstanding                                  21,031,167            21,088,760            22,047,307           19,599,100
                                                ===============       ===============       ===============       ==============


                 See Notes to Consolidated Financial Statements.


                       INFOCROSSING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)


                                 COMMON                     ADDITIONAL       ACCUMULATED       TREASURY
                                 SHARES      PAR VALUE    PAID IN CAPITAL      DEFICIT       STOCK AT COST         TOTAL
                               ----------    ---------   ----------------   --------------   --------------   ---------------
Balances,
   December 31, 2004             20,395       $   204      $     150,278     $   (56,107)    $     (3,138)     $      91,237

Exercises of stock options
     and warrants                   474             5              5,890            -              -                   5,895

Value related to a change
     in the conversion price
     of convertible debt          -             -                  4,596            -               -                  4,596

Repurchase stock                  -             -                  -                -                (483)              (483)

Tax credit for disqualifying
     disposition of stock
     options                      -             -                    713            -               -                    713

Net income                        -             -                  -               2,674            -                  2,674
                               ----------    ---------   ----------------   --------------   --------------   ----------------

Balances,
   September 30, 2005            20,869       $   209      $     161,477     $   (53,433)    $     (3,621)     $     104,632
                               ==========    =========   ================   ==============   ==============   ================


                 See Notes to Consolidated Financial Statements.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------------------
                                                                                                2005                   2004
                                                                                       --------------------   --------------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            2,674     $            2,554
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    8,004                  5,928
   Additions to allowance for doubtful accounts                                                     1,285                    132
   Accretion of discounted debt                                                                       130                     31
    Unamortized fees related to loans repaid                                                       -                       1,097
    Deferred income taxes                                                                             960                 -
    Non-employee option and warrant issued for services                                            -                         168
    Interest due on related party balances                                                            (11)                    (8)
    Decrease (increase) in:
     Trade accounts receivable                                                                      5,736                 (5,254)
     Prepaid license fees and other current assets                                                   (991)                (1,863)
     Security deposits and other non-current assets                                                   324                   (449)
   Increase (decrease) in:
     Accounts payable                                                                                (646)                   859
     Payments on accrued loss on leased facilities                                                   (109)                  (119)
     Accrued expenses                                                                              (1,361)                (3,372)
     Income taxes payable                                                                            (440)                   230
     Deferred revenues and other liabilities                                                         (297)                   145
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                15,258                     79
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              (3,078)                  (852)
    Disposal of property                                                                               15                  -
    Repurchase of stock                                                                              (483)                 -
   Payment of purchase price and costs relating to acquisitions, net of cash acquired                (554)               (42,785)
   Increase in deferred software costs                                                               (625)                  (233)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (4,725)               (43,870)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from a private equity placement                                                    -                      28,373
   Proceeds from Term Loans                                                                        -                      15,000
   Proceeds from a private placement of convertible notes                                          -                      69,480
   Payment of costs related to the convertible notes and term loans                                 -                       (655)
   Repayment of debt and capitalized leases                                                        (3,453)               (42,581)
   Exercises of stock options and warrants                                                          5,895                  2,886
                                                                                          -----------------      -----------------
          Net cash provided by financing activities                                                 2,442                 72,503
                                                                                          -----------------      -----------------
          Net cash provided by continuing operations                                               12,975                 28,712

CASH FLOWS FROM DISCONTINUED OPERATION:
   Payments on portion of loss on leased facilities relating to discontinued
operation                                                                                             (39)                   (42)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                               12,936                 28,670
Cash and equivalents, beginning of period                                                          26,311                 10,073
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           39,247     $           38,743
                                                                                          =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            5,516     $              956
                                                                                          =================      =================
     Income taxes                                                                      $            1,232     $              103
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            4,679     $            4,464
                                                                                          =================      =================
     Common stock issued in connection with an acquisition                             $           -          $            2,939
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Treasury shares received in payment of a stock option exercise                    $           -          $              287
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

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2005 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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


2.  ACQUISITIONS

INFOCROSSING HEALTHCARE SERVICES, INC.

On October 1, 2004, the Company acquired the Medicaid, Medicare and Managed Care claims processing business (the "Claims Processing Business") of Verizon Information Technologies Inc. from Verizon Communications Inc. The sale was structured as an acquisition of the common stock of the Claims Processing Business. The purchase price was $43,500,000 in cash and approximately $1,886,000 in related acquisition costs (the "IHS Acquisition"). Immediately following the closing of the IHS Acquisition, the Claims Processing Business' name was changed to Infocrossing Healthcare Services, Inc. ("IHS"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $25,357,000 and an intangible asset subject to amortization in the amount of $10,320,000, relating to contract rights and customer relationships, were recorded. The intangible asset is being amortized over its estimated useful life of ten years.

The following table summarizes the amounts assigned to the identifiable assets acquired and the liabilities assumed based on estimated fair values as of the date of the IHS Acquisition with the remainder recorded as goodwill.

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
                                                              ===========


INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000. The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $41,320,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to contract rights and customer relationships, were recorded. In June 2004, the name of SMS was changed to Infocrossing West, Inc.

In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through September 30, 2005, such contingent consideration paid or accrued totaled $775,000, which has been recorded as additional goodwill.

The results of operations of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisitions.

The following unaudited condensed combined pro forma information for the three and nine-month period ended September 30, 2004 gives effect to the IHS Acquisition and the SMS Acquisition as if they had occurred on January 1, 2004. The SMS Acquisition occurred as of April 1, 2004, thus the pro forma information for the three months ended September 30, 2004 only gives effect to the IHS Acquisition. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results that actually would have occurred had the transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings.

 PRO FORMA INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                  (IN THOUSANDS EXCEPT PER SHARE DATA)

                              3 Months Ended             9 Months Ended
                            September 30, 2004            September 30,
                                                              2004

Revenues                $               38,516       $           110,835
                           ---------------------        ------------------
Net income              $                4,269       $             7,873
                           ---------------------        ------------------
Basic net earnings
per share               $                 0.23       $              0.45
                           ---------------------        ------------------
Diluted net earnings
per equivalent share    $                 0.20       $              0.40
                           ---------------------        ------------------


3.  STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 123(R) ("SFAS 123(R)"), SHARE-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In accordance with Rule 33-8568 of the Securities and Exchange Commission, SFAS 123(R) will be effective for fiscal years beginning on or after December 15, 2005.

The Company plans to adopt SFAS 123(R), effective January 1, 2006, using the modified prospective method as defined in the statement.

As permitted by SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method pursuant to SFAS 123(R) will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below.

The Company has not determined what impact SFAS 123(R) may have on the nature of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS 123, the Company's income (loss) in thousands of dollars and basic and diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2005 and 2004, respectively, would have been as follows (in thousands except per share data):

                                                Three Months Ended September 30,          Nine Months Ended September 30,
                                              --------------------------------------    ------------------------------------
                                                   2005                 2004                 2005                2004
                                              ----------------    ------------------    -----------------   ----------------
Net income as reported                          $        113       $         2,041       $       2,674       $       2,554
Deduct stock-based employee compensation
  determined under the fair value method
  for all awards, net of tax                            (258)               (1,800)             (1,670)             (2,441)
                                                   -----------        --------------        ------------        ------------
     Pro forma income (loss)                    $       (145)      $           241       $       1,004       $         114
                                                   ===========        ==============        ============        ============
Net income (loss) per share:
  Basic as reported                             $       0.01       $          0.11       $        0.13       $        0.15
                                                   ===========        ==============        ============        ============
  Diluted as reported                           $       0.01       $          0.10       $        0.12       $        0.13
                                                   ===========        ==============        ============        ============
  Basic, pro forma                              $      (0.01)      $          0.01       $        0.05       $        0.01
                                                   ===========        ==============        ============        ============
  Diluted, pro forma                            $      (0.01)      $          0.01       $        0.05       $        0.01
                                                   ===========        ==============        ============        ============

The Pro forma income (loss) and pro forma basic and diluted earnings (loss) per share for the periods ended September 30, 2004 have been restated to properly account for forfeitures.


4.  RESET OF CONVERSION PRICE ON CONVERTIBLE NOTES

The Company has $72,000,000 outstanding of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of the Company's common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, the Company will have the right to deliver to the holders, at its option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of the Company's common stock were to be less than 68.23% ($10.48) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price would immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment as noted above for stock dividends, splits, etc.)(the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered. As a result of the Reset Adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. For the three and nine month periods ended September 30, 2005, this increase in the number of shares will not affect earnings per share, since the inclusion of the convertible shares (which would include an adjustment to net income to add back the interest on the Notes, net of tax) would be anti-dilutive. The Reset Adjustment was valued in accordance with EITF 00-27, "APPLICATION OF ISSUE NO. 98-5 - CERTAIN CONVERTIBLE INSTRUMENTS" at $4,596,000, and this amount was recorded as an increase to Additional Paid in Capital and as a discount to the carrying value of the Notes. This additional discount will be accreted to the carrying value of the Notes through a charge to interest expense over the life of the Notes.

5.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The following table lists the share equivalents included and excluded from the computation of diluted earnings per share in the periods presented.

                                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           2005               2004               2005            2004
                                                      ----------------  ---------------    ---------------  --------------
SHARE EQUIVALENTS INCLUDED IN THE COMPUTATION
     OF DILUTED EARNINGS PER SHARE:
          Options and warrants                               817,554         2,468,508          1,851,885       2,217,011

SHARE EQUIVALENTS EXCLUDED FROM THE
     COMPUTATION OF DILUTED EARNINGS PER SHARE
     BECAUSE THEY WOULD BE ANTI-DILUTIVE:
          Options and warrants                             2,935,799           739,700          1,507,550         741,150
          Shares issuable for convertible debt             5,673,759         4,687,500          5,673,759       4,687,500


6.  INCOME TAXES

In the period ended September 30, 2005, the Company recorded income tax expense of $2,016,000, consisting of a current provision of $597,000 and a deferred provision of $1,419,000.

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


7.  SUBSEQUENT EVENTS

REPAYMENT OF DEBT

On October 1, 2004, the Company borrowed $24,375,000 from a non-revolving loan facility to pay a portion of the cost of the IHS acquisition. Monthly principal payments of approximately $609,000 were to begin on July 1, 2007, and a final payment of $11,578,000 was scheduled to be made on March 15, 2009. At September 30, 2005, this loan was included in the current portion of long term debt.

On October 21, 2005, the Company repaid the outstanding balance of $24,375,000, plus accrued interest and a $12,500 prepayment penalty. The Company recorded interest expense of $256,000 in October 2005 to eliminate unamortized loan costs.

ACQUISITION

On October 24, 2005, the Company entered into a definitive agreement to acquire
(i)Structure, LLC ("(i)Structure"), an IT outsourcing company, from a subsidiary of Level 3 Communications, Inc. (Nasdaq: LVLT) for $81.5 million, including $1.5 million of Infocrossing stock (the "(i)Structure Agreement"). The purchase price is subject to customary working capital and certain other adjustments, including an increase of up to $10 million in cash to reimburse the seller for capital expenditures and certain other costs related to providing services for new customers that are pending installation.

The Company plans to fund the cash portion of the purchase price with a combination of cash on hand, and with the proceeds of a new debt facility and other financing, including the potential sale and leaseback of certain assets. The Company has received a commitment for $70 million in bank financing. As noted above, the Company has repaid an existing debt facility. The transaction, which is subject to customary closing conditions, including the receipt of Hart-Scott-Rodino clearance, is expected to close within 45 days from the signing of the (i)Structure Agreement.

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

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC for a total purchase price of approximately $38,347,000 including the contingent consideration discussed below, related acquisition costs of $1,224,000 and 135,892 shares of our common stock valued at $1,439,000 (the "SMS Acquisition"). SMS, headquartered in Orange County, California, provides computing operations, business process outsourcing, and managed application services to customers primarily located in the western United States.

In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through September 30, 2005, such contingent consideration totaled $775,000 that has been recorded as additional goodwill. In June 2004, the name of SMS was changed to Infocrossing West, Inc.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. ("VITI") for a total purchase price of approximately $45,386,000 including related acquisition costs of $1,886,000. Immediately after the acquisition we changed VITI's name to Infocrossing Healthcare Services, Inc. ("IHS"). IHS provides managed care, Medicare, and Medicaid claims processing services as well as Medicaid fiscal agent services.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income decreased by $1,928,000 from $2,041,000 for the quarter ended September 30, 2004 (the "Prior Year's Quarter") to $113,000 for the quarter ended September 30, 2005 (the "Current Quarter"). For the Current Quarter, the results of operations include SMS, IHS, and other acquisitions completed in 2004. For the Prior Year's Quarter, the results of operations exclude IHS.

For the Current Quarter, revenues increased $7,649,000 (29%) to $34,094,000 from $26,445,000 for the Prior Year's Quarter. We realized approximately $11,504,000 of revenues from customers added as the result of acquisitions completed in 2004. Excluding revenues added through acquisitions in 2004, revenues decreased by $3,855,000 (15%). The decrease is net of growth from both new and existing customers.

Costs of revenues excluding depreciation increased by $6,657,000 (36%) to $25,171,000 during the Current Quarter compared with $18,514,000 for the Prior Year's Quarter. The increase includes costs associated with our expansion from acquisitions completed in 2004. Costs of revenues as a percentage of revenues increased to 74% in the Current Quarter from 70% in the Prior Year's Quarter, reflecting a lower gross margin. This higher percentage reflects our decision not to reduce resources, because we believe that such resources will be redeployed to meet anticipated future growth.

Selling and promotion costs increased by $461,000 (58%) to $1,262,000 for the Current Quarter from $801,000 for the Prior Year's Quarter, and increased as a percentage of revenues to 4% for the Current Quarter from 3% for the Prior Year's Quarter. This increase is attributable to additional compensation and related expenses for an expanded sales force.

General and administrative expenses increased by $1,394,000 (75%) to $3,242,000 for the Current Quarter from $1,848,000 for the Prior Year's Quarter. General and administrative expenses increased as a percentage of revenues to 10% in the Current Quarter from 7% in the Prior Year's Quarter. Approximately $347,000, or 25% of the total increase, was related to acquisitions completed in 2004. We also incurred $524,000 (38%) of increased professional fees including audit fees and compliance costs with respect to the Sarbanes-Oxley Act of 2002. Approximately $363,000 of the increase related to additional personnel required because of the recent acquisitions.

Depreciation and amortization of fixed assets and other intangibles increased $516,000 (24%) to $2,713,000 for the Current Quarter from $2,197,000 for the
Prior Year's Quarter. Of this increase, $368,000 (71%) of depreciation of fixed assets and amortization of other intangibles was related to acquisitions completed in 2004. The remainder of the increase of $148,000 (29%) resulted from fixed asset additions during the twelve months ended September 30, 2005.

Net interest expense increased by $592,000 to $1,434,000 for the Current Quarter from $842,000 for the Prior Year's Quarter. The increase consists of $742,000 in additional interest expense partially offset by $150,000 in additional interest income. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, as well as increases in interest rates earned and incurred during the Current Quarter.

For the Current Quarter, we recorded a tax expense of $159,000 compared with a tax expense of $202,000 for the Prior Year's Quarter. The tax expense for the Current Quarter consists of a current provision of $39,000 and a deferred tax provision of $120,000. As of December 31, 2004, we had net operating loss carry-forwards of approximately $37,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in future years due to Section 382 of the Internal Revenue Code of 1986 (the "Code").

We have net income of $113,000 for the Current Quarter compared with $2,041,000 for the Prior Year's Quarter. In the Current Quarter, we had income per common share of $0.01 on both a basic and diluted basis, compared with basic income per common share of $0.11and diluted income per share of $0.10 for the Prior Year's Quarter. The number of weighted average shares increased to approximately 20,214,000 shares for basic shares and approximately 21,031,000 shares on a diluted basis for the Current Quarter from approximately 18,620,000 basic shares and diluted shares of 21,089,000 for the Prior Year's Quarter. The increase in weighted average basic shares of 1,594,000 was the result of exercises of options and warrants, net of the repurchase of 50,000 shares. Fewer share equivalents were included in the calculation in 2005, however, since the average market price of the Company's common stock had declined from $13.34 for the Prior Year's Quarter to $9.34 in the Current Quarter. For the Current and Prior Quarters, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 817,554 and 2,468,508 shares, respectively. The calculations for 2005 and 2004 exclude the potential conversion of the convertible debt (which would include an adjustment to reported net income to add back the interest on the debt, net of tax), because the effect of this adjustment would be anti-dilutive.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income increased by $120,000 (5%) from $2,554,000 for the nine-month period ended September 30, 2004 (the "Prior Year's Period") to $2,674,000 for the nine-month period ended September 30, 2005 (the "Current Period"). For the Current Period, the results of operations include SMS, IHS, and other acquisitions completed in 2004. For the Prior Year's Periods, the results of operations exclude IHS.

For the Current Period, revenues increased $40,583,000 (61%) to $106,815,000 from $66,232,000 for the Prior Year's Period. The Company realized approximately $45,127,000 of revenues from customers added as the result of acquisitions completed in 2004. Excluding revenues added through acquisitions in 2004, revenues decreased by $4,544,000 (7%). The decrease is net of growth from both new and existing customers.

Costs of revenues excluding depreciation increased by $30,221,000 (65%) to $76,524,000 during the Current Period compared with $46,303,000 for the Prior Year's Period. The increase includes costs associated with our expansion from acquisitions completed in 2004. Costs of revenues as a percentage of revenues increased to 72% in the Current Period from 70% in the Prior Year's Period, reflecting a lower gross margin. This higher percentage reflects our decision not to reduce resources, because we believe that such resources will be redeployed to meet anticipated future growth.

Selling and promotion costs increased by $934,000 (38%) to $3,376,000 for the Current Period from $2,442,000 for the Prior Year's Period, but decreased as a percentage of revenues to 3% for the Current Period from 4% for the Prior Year's Period. This increase is attributable to additional compensation and related expenses for an expanded sales force.

General and administrative expenses increased by $4,747,000 (93%) to $9,832,000 for the Current Period from $5,085,000 for the Prior Year's Period. General and administrative expenses increased as a percentage of revenues to 9% in the Current Period from 8% in the Prior Year's Period. Approximately $1,160,000, or 24% of the total increase, was related to acquisitions completed in 2004. Approximately $1,285,000 (27% of the total increase) was added to the allowance for doubtful accounts, including an unusual addition of $1,000,000 (pre-tax) relating to incremental usage-based charges billed to a customer in prior periods. We also incurred $1,334,000 (28%) of increased professional fees, including audit fees and compliance costs with respect to the Sarbanes-Oxley Act of 2002. Approximately $589,000 of the increase related to additional personnel required because of the recent acquisitions. Insurance expense also increased by $150,000 for the same reason.

Depreciation and amortization of fixed assets and other intangibles increased $2,076,000 (35%) to $8,004,000 for the Current Period from $5,928,000 for the
Prior Year's Period. Of this increase, $1,519,000 (73%) of depreciation of fixed assets and amortization of other intangibles was related to acquisitions completed in 2004. The remainder of the increase of $557,000 (27%) resulted from fixed asset additions during the twelve months ended September 30, 2005. Depreciation and amortization decreased as a percentage of revenues to 8% in the Current Period compared with 9% in the Prior Year's Period.

Net interest expense increased by $465,000 to $4,389,000 for the Current Period from $3,924,000 for the Prior Year's Period. The results for the Prior Period included $1,347,000 for expensing the unamortized balance of costs relating to approximately $40 million in term loans repaid in June 2004. Excluding this write-off in 2004, there was a net increase of $1,812,000 consisting of $2,134,000 in additional interest expense partially offset by an increase in interest income of $322,000. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, as well as increases in interest rates earned and incurred during the Current Period.

For the Current Period, we recorded a tax expense of $2,016,000 compared with a tax benefit of $4,000 for the Prior Year's Period. The tax expense for the Current Period consists of a current provision of $597,000 and a deferred provision of $1,419,000. The tax benefit for the Prior Year's Period included $234,000 from the sale of New Jersey net operating loss carry-forwards. As of December 31, 2004, we had net operating loss carry-forwards of approximately $37 million for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in future years pursuant to Section 382 of the Code.

We have net income of $2,674,000 for the Current Period compared with $2,554,000 for the Prior Year's Period.

In the Current Period, we had income per common share of $0.13 and $0.12 on a basic and diluted basis, respectively, compared with income per common share of $0.15 and $0.13 on a basic and diluted basis, respectively, for the Prior Year's Period. The number of weighted average shares increased to approximately 20,183,000 basic shares and approximately 22,047,000 shares on a diluted basis for the Current Period from approximately 17,382,000 basic shares and approximately 19,599,000 shares on a diluted basis for the Prior Year's Period. The increase in weighted average basic shares of 2,801,000 was the result of exercises of options and warrants, net of the repurchase of 50,000 shares. For the Current and Prior Periods, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 1,851,885 and 2,217,011 shares, respectively. The calculations for 2005 and 2004 exclude the potential conversion of the convertible debt (which would include an adjustment to reported net income to add back the interest on the debt, net of tax), because the effect of this adjustment would be anti-dilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15,258,000 for the nine-month period ended September 30, 2005 (the "Current Period"). During the Current Period, sources of cash included $2,674,000 of net income adjusted for non-cash charges of $8,004,000 of depreciation and amortization, additions to the allowance for doubtful accounts of $1,285,000, and $960,000 from a decrease in deferred tax assets; $324,000 from an decrease in other assets; and $5,736,000 from a decrease in accounts receivable. Significant uses of cash during the Current Period include a reduction of taxes payable and an increase in prepaid taxes totaling $440,000; an increase in prepaid expenses and other current assets of $991,000; and a decrease in accrued expenses and accounts payable of $2,007,000. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

Significant cash flows from investing activities include the purchase of $3,078,000 of equipment and other property, payment of $554,000 of subsequent contingent purchase price relating to the SMS Acquisition, and additions of $625,000 to software development costs.

On May 23, 2005, we announced that our Board of Directors approved a plan to repurchase up to $10 million of our outstanding common stock. In July 2005, we purchased 50,000 shares for approximately $483,000.

On October 24, 2005, we entered into a definitive agreement to acquire
(i)Structure, LLC ("(i)Structure"), an IT outsourcing company for $81.5 million, including $1.5 million of Infocrossing stock (the "(i)Structure Agreement"). The purchase price is subject to customary working capital and certain other adjustments, including an increase of up to $10 million in cash to reimburse the seller for capital expenditures and certain other costs related to providing services for new customers that are pending installation. The purchase price will be increased by $1 million of our common stock if a pending agreement between (i)Structure and a prospective client is signed within six months of closing.

We plan to fund the cash portion of the purchase price with a combination of cash on hand, and with the proceeds of a new debt facility and other financing, including the potential sale and leaseback of certain assets. As noted below, we have repaid an existing debt facility. The transaction, which is subject to customary closing conditions, including the receipt of Hart-Scott-Rodino clearance, is expected to close within 45 days from the signing of the
(i)Structure Agreement. We received a commitment for $70 million in bank financing.

Financing activities during the Current Period include the repayment of approximately $3,453,000 of capital leases and the receipt of $5,895,000 from the exercise of employee stock options. In addition, we added $4,679,000 of equipment subject to new capital lease agreements during the Current Period.

In 2004, we completed a private offering of $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. Interest on the Notes is payable semi-annually in arrears each January 15th and July 15th.

The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. We will not receive any proceeds from any sales of common stock under this registration statement.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of our common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of our common stock were to be less than 68.23% of the conversion price then in effect ($10.48) for at least 20 trading days during any 30 consecutive trading day period, the conversion price would immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment)(the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment of the conversion price during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered. As a result of the Reset Adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. The Reset Adjustment was valued in accordance with EITF 00-27, "APPLICATION OF ISSUE NO. 98-5 - CERTAIN CONVERTIBLE INSTRUMENTS" at $4,596,000, and this amount was recorded as an increase to Additional Paid in Capital and as a discount to the carrying value of the Notes. This additional discount will be accreted to the carrying value of the Notes through a charge to interest expense over the life of the Notes.

The holders may convert their Notes into shares of our common stock, currently at a conversion price of $12.69 per share, equal to a conversion rate of approximately 78.8022 shares per $1,000 principal amount of Notes, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions. The specified transactions include: (1) certain distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (2) certain distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (3) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" when repurchasing the Notes. The amount of the "make whole premium" is set forth in the indenture.

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

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring additional indebtedness, as defined in the indenture. We are not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by us under the terms of the indenture.

In July 2004, we established a $25,000,000, non-revolving loan facility, available for use in connection with the acquisition of complementary businesses. We paid a 1.0% commitment fee at the closing of the loan and an unused facility fee at the rate of 0.75% per annum which would have continued until we borrowed more than $10,000,000 on a cumulative basis. We would have incurred prepayment penalties if we terminated the facility during the first 18 months or prepaid any advance prior to the one-year anniversary of the applicable borrowing date. The facility and any loans made under the facility were guaranteed by all of our subsidiaries, and any such loans and the guarantees were secured by a first-priority interest on substantially all of our assets, including the capital stock and assets of the subsidiaries. The facility contains certain covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances, and transactions with affiliates. In addition, the terms of the facility limit our ability to pay dividends.

On October 1, 2004, we borrowed $24,375,000 from the non-revolving loan facility to pay a portion of the cost of the IHS acquisition. The amount borrowed represented the full loan availability under the line. The $625,000 balance was required to remain available in the event we are required to fund an Interest Reserve, as that term is defined in the loan agreement. Monthly principal payments of approximately $609,000 were to begin on July 1, 2007, and a final payment of $11,578,000 was scheduled to be made on March 15, 2009. At September 30, 2005, this loan was included in the current portion of long term debt.

Subsequent to the date of the financial statements presented herewith, on October 21, 2005, we repaid the outstanding balance of $24,375,000, plus accrued interest and a $12,500 prepayment penalty. We recorded interest expense of $256,000 in October 2005 to eliminate unamortized loan costs.

On February 22, 2005, we filed a "shelf" registration statement with the Securities and Exchange Commission. This registration statement will permit us to sell equity or debt securities, in any combination, for up to $125,000,000. We intend to use the net proceeds we expect to receive from the sale of the securities to reduce our outstanding debt and to fund possible acquisitions and investments. The exact timing and terms of this financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur. The registration statement was declared effective June 22, 2005.

As of September 30, 2005, we had cash and equivalents of $39,247,000.

We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing for any other significant acquisitions or other substantial investments.

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

For the nine months ended September 30, 2005 our EBITDA increased by $4,681,000 (38%) to $17,083,000 from $12,402,000 for the comparable period in 2004.

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

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------
                                           NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------
                                            2005                    2004
                                   --------------------    --------------------
NET INCOME                          $           2,674       $           2,554
  Add back (deduct):
    Tax expense (benefit)                       2,016                      (4)
    Interest expense                            4,389                   3,924
    Depreciation and amortization               8,004                   5,928

                                      ----------------        ----------------
EBITDA                              $          17,083       $          12,402
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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 153, EXCHANGES OF NONMONETARY ASSETS, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our operating results or financial position.

In December 2004, the FASB issued SFAS 123 (R), SHARED-BASED PAYMENT, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In accordance with Rule 33-8568 of the Securities and Exchange Commission, SFAS 123(R) will be effective for fiscal years beginning on or after December 15, 2005.

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

         2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123(R), effective January 1, 2006, using the modified-prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in
Note 1 to our consolidated financial statements.

We have not determined what impact SFAS 123(R) might have on the nature of our share-based compensation to employees in the future.


FORWARD-LOOKING STATEMENTS

Statements made in this Report, including the foregoing financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc. and the completion of the acquisition and integration of
(i)Structure, LLC.; and other risks and uncertainties including those set forth in this Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.


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

FOREIGN CURRENCY RISKS

We have no significant foreign-source income.

ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Corcoran and Tallas v. Cortens, Dolan, ITO Acquisition Corporation d/b/a Systems Management Specialists, and Does 1 through 50
-------------------------------------------------------------------------

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

All matters were settled as of July 22, 2005. The settlement did not have any financial impact on the Company. The entire settlement was paid from an escrow account with respect to which Holdings was the beneficiary. The escrow account had been established at the closing of the acquisition in the event of an indemnification claim against Holdings.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES:

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS:

On May 23, 2005, it was announced that the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The following table gives information with respect to this program.

                                                                              Total Number of       Maximum Dollar Value
                                                                            Shares Purchased as      of Shares that May
                                                                              Part of Publicly        Yet Be Purchased
                              Total Number of        Average Price Paid      Announced Plans or      Under the Plans or
                              Shares Purchased           Per Share                Programs                Programs

     July 1-31, 2005               50,000                  $9.67                   50,000                $9,516,511

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

4.4 Registration Rights Agreement, dated as of March 24, 2004, by and among the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 1, 2004.

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

4.10 Warrant Agreement dated as of May 10, 2000 between the Company and the Warrantholders Party thereto, incorporated by reference to
            Exhibit 4.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

10.6D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource, incorporated by reference to Exhibit 10.6D to the Company's Quarterly Report on Form 10-Q for June 30, 2005.

10.6E Master Assignment and Assumption Agreement, dated as of February 13, 2004, by and among the Company, as borrower;
             certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource, incorporated by reference to Exhibit 10.7E to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

10.16 Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to
              Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 26, 2005.

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

10.23 Purchase Agreement dated as of October 24, 2005, between Level 3 Financing, Inc. and the Company, incorporated by reference to
              Exhibit 10 to a Current Report on Form 8-K filed October 25, 2005.

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





                                     INFOCROSSING, INC.
November __, 2005                     /s/ ZACH LONSTEIN
                                     ------------------------------------------
                                     Zach Lonstein
                                     Chairman & Chief Executive Officer


November __, 2005                     /s/ WILLIAM J. McHALE
                                     ------------------------------------------
                                     William J. McHale
                                     Chief Financial Officer

                             EXHIBITS FILED HEREWITH

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.