Form 10-K
period 2005-12-31
INFOCROSSING INC
filed 2006-03-15
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005
                          -----------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the transition period from                   to
                               -----------------    ----------------------

Commission file number: 0-20824
                       --------

                               INFOCROSSING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      13-3252333
-------------------------------------      -------------------------------------
   State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                     Identification No.)

                   2 CHRISTIE HEIGHTS STREET, LEONIA, NJ 07605
                   --------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (201) 840-4700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
--------------------------------       -----------------------------------------

--------------------------------       -----------------------------------------


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes [X] No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Check one.
Large Accelerated Filer [ ]   Accelerated Filer [X]   Non Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

As of June 30, 2005, the aggregate market value of the outstanding shares of voting common stock held by non-affiliates of the registrant was approximately $234,578,000 based on the closing price of $12.47 as reported on the National Association of Securities Dealers Automated Quotation System on June 30, 2005. The registrant has no non-voting stock.

On March 8, 2006, there were 20,763,413 shares of the registrant's Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10-14 of this document are incorporated by reference from a Definitive Proxy Statement to be filed by the Company on or before May 1, 2006.

                           FORWARD LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (the "Annual Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc. and the completion of the integration of (i)Structure, LLC; and other risks and uncertainties including those set forth in this Annual Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to release any revisions to or update these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report or to reflect the occurrence or effect of anticipated or unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.


GENERAL

Unless stated otherwise, references in this report to "Infocrossing," the "Company," "we," "our" or "us" refer to Infocrossing, Inc., a Delaware corporation, and its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Annual Report belongs to its holder.

We are a national provider of selective information technology ("IT") outsourcing solutions to large and medium size commercial and government enterprises. Leveraging our data center infrastructure, Infocrossing takes over and manages all or part of customers' IT mainframe and non-mainframe operations. Customers utilize our IT systems, personnel and processing expertise in order to reduce their operational and capital expenses, improve service delivery, scale their IT operations or implement new technologies. By selectively outsourcing well-defined IT operations that are often too costly or inefficient to maintain in-house, customers can redirect valuable IT resources to other business priorities. Generally, our customer contracts are long-term - typically ranging from two to seven years with an average between three and four years - and require fixed monthly fees.

We were organized as a New York corporation in October 1984 and reincorporated in Delaware as of August 31, 1999. On June 5, 2000, we changed our name from Computer Outsourcing Services, Inc. to highlight our expanded business base. We have grown through acquisitions as well as through internal growth.

On November 30, 2005, we acquired (i)Structure, LLC ("(i)Structure"), pursuant to the terms of a Purchase Agreement (the "Purchase Agreement"), dated as of October 24, 2005, between us and Level 3 Financing, Inc., a Delaware corporation ("Level 3"). Pursuant to the Purchase Agreement, we acquired 100 percent of the membership interests of (i)Structure from Level 3 (the "(i)Structure Acquisition"). The purchase price of the (i)Structure Acquisition consisted of cash in the amount of approximately $82,267,000 and 346,597 shares of our common stock valued at $2,500,000. We funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from a new $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of a certain parcel of land containing a data center with approximately 88,000 rentable square feet in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. Subsequent to the acquisition, we also sold and leased back a building and improvements with approximately 60,000 square feet in Tempe, Arizona (the "Tempe Property"). The Tempe Property is also subject to a ground lease.
(i)Structure, headquartered in Broomfield, CO, provides computing operations and managed infrastructure services to enterprise clients from data centers located in the central and western United States, and is recognized for their deep expertise across computing platforms and commitment to client satisfaction.
(i)Structure's business model is based on signing clients to long-term contracts for managing mainframe, midrange and open system computing platforms, and related network and security services. An affiliate of Level 3 Financing was and continues to be a vendor of communications services to us and to (i)Structure. This vendor relationship is independent of, and did not affect the decision to enter into, the purchase of (i)Structure.

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

MAXIMIZE LEVERAGED BUSINESS MODEL--By leveraging data centers in New Jersey, Georgia, Omaha, Tempe, and California and our highly skilled IT operations staff, we are able to support multiple customers with different computing platforms and operating systems with different processes and different requirements. Additional operating efficiencies are achieved by establishing consistent processes throughout the organization and by using proprietary software tools that enable us to efficiently manage customers' systems regardless of location. Sharing technology and staff across our broad customer base reduces our operating costs, streamlines service delivery and presents us with attractive margin opportunities. Once a customer migrates its IT operations to us, we can maximize profitability by automating processes and tasks as well as taking full advantage of underutilized hardware and processing capacity.

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

TECHNOLOGY INFRASTRUCTURE--We have fully deployed mainframe, mid-range, open system processing; data storage systems; printing equipment; and networking hardware across our facilities. Our skilled operations team manages the scheduling and production of customers' processing via a centralized command center. We utilize technologies such as IBM's Virtual Tape Subsystem ("VTS") to reduce operational overhead by automating processes. The VTS is a system of hardware and software licensed from IBM that eliminates the need for personnel to manually load and unload tapes containing customer data.

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

MAINFRAME OUTSOURCING--Our mainframe outsourcing solutions provide customers with a cost-effective, operationally superior alternative to running and managing a mainframe infrastructure in-house. We combine the scalability and reliability of mainframe systems with the world-class management of, and access to, hardware, systems software, and communications. We offer the latest technologies, including VTS, IBM's zSeries technology and Linux on the mainframe, to provide greater uptime and more efficiency for our customers. We have experience in operating multiple computer systems running on different operating and complex enterprise environments and provide high capacity in processing speed, connectivity, and storage management solutions.

NON-MAINFRAME SERVICES AND SOLUTIONS

o MID-RANGE SYSTEMS MANAGEMENT--We provide specialized support and outsourcing resources for customers that rely on AS/400 and iSeries computer systems. We operate, administer, and maintain midrange systems and have the expertise and flexibility to manage systems the way the customer chooses to have them managed.

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

o BUSINESS PROCESS OUTSOURCING--Business process outsourcing involves customers contracting with us to perform functions that support their business, but are not their core competency. These functions, commonly called "back-office" processes, include services such as healthcare claims processing, payroll, accounts receivable management, payment processing, logistics, data entry and customer care services. Back-office processes are often supported by an extensive IT infrastructure and we leverage our IT infrastructure and personnel to support our business process outsourcing activities. Our business process outsourcing activities are dependent on our IT infrastructure and personnel. In connection with certain business process outsourcing activities, we provide a variety of customized IT services, including the development of proprietary software to meet the IT processing requirements of particular customers. We manage the software application and retain ownership of the software we develop. Capitalized expenditures for the development and enhancement of our proprietary software totaled $947,000, $367,000, and $138,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

For the year ended December 31, 2005, one client, the Missouri Department of Social Services, accounted for in excess of 10% of our consolidated revenue. For the years ended December 31, 2004 and 2003, one client, ADT Security Services, Inc., accounted for in excess of 10% of our consolidated revenues.

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

While our larger competitors seek to outsource entire IT departments, generally we selectively target core IT functions such as computer processing and storage solutions. In doing so, we position ourselves as a partner of the customer's IT organization, rather than as a competitive threat.

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


EMPLOYEES

As of December 31, 2005, we had 828 full-time and 10 part-time employees. None of our employees is represented by a labor organization and we are not aware of any activities seeking such organization. We consider our relationship with our employees to be satisfactory.


INSURANCE

We maintain insurance coverage that we believe is reasonable, including errors and omissions coverage, business interruption, and directors and officers insurance to fund our operations in the event of catastrophic damage to any of our operations centers, and insurance for the loss and reconstruction of our computer systems. We also maintain extensive data backup procedures to protect our data and our customer's data.


FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Substantially all of our revenues are derived from U.S. sources. All of our assets are in the U.S.

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


ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and warnings before making an investment in our common stock or convertible debt. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In such case, you may lose all or part of your investment. You should also refer to the other information set forth or incorporated by reference in this Annual Report, including our consolidated financial statements and the related notes included in Item 15 of this Annual Report.

RISKS RELATED TO OUR BUSINESS

LOSS OF MAJOR CLIENTS COULD REDUCE OUR REVENUES AND CAUSE LOSSES FOR OUR
BUSINESS.

Our customers include commercial enterprises, institutions, and government agencies. From time to time, some of our customers have accounted for more than 10% of our consolidated revenue. For the year ended December 31, 2005, one client, the Missouri Department of Social Services, accounted for more than 10% of our consolidated revenue. For the years ended December 31, 2004 and 2003, one client, ADT Security Services, Inc., accounted for more than 10% of our consolidated revenues.

Our success depends substantially upon the retention of our major customers as clients. Generally, we may lose a client as a result of a contract expiration, merger or acquisition, business failure, or the selection of another provider of information technology services. We cannot be sure that we will be able to retain long-term relationships or secure renewals on favorable terms with our customers.

OUR CONTRACTS CONTAIN TERMINATION PROVISIONS AND PRICING RISKS THAT COULD CAUSE US TO LOSE OUR IT OUTSOURCING CONTRACTS OR LOSE MONEY ON OUR REMAINING IT OUTSOURCING CONTRACTS.

Many of our IT outsourcing contracts with clients permit termination upon ninety days notice and payment of an early termination fee. The ability of our clients to terminate contracts creates an uncertain revenue stream. If clients are not satisfied with our level of performance, pricing or other attributes, our reputation in the IT outsourcing industry may suffer, which may also materially and adversely affect our business, financial condition and results of operations.

Some of our contracts contain pricing provisions that require the payment of a set fee by the client for our services regardless of the costs we incur in performing these services and/or provide for penalties in the event we fail to achieve certain contract standards. These pricing provisions, particularly in the case of long-term outsourcing agreements, require us to make estimates and assumptions at the time we enter into the contracts that could differ from actual results. These estimates may not necessarily reflect the actual costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in the performance of these engagements, including delays caused by factors out of our control, could cause us to lose money on these fixed price contracts and the losses could be material.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS IN THE IT OUTSOURCING INDUSTRY THAT COULD CAUSE US TO LOSE EXISTING CUSTOMERS OR PREVENT US FROM OBTAINING NEW CUSTOMERS.

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

In general, the IT outsourcing services industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of our larger competitors have substantially greater financial and other resources than we do. We compete on the basis of a number of factors, including price, quality of service, technological innovation, breadth of services offered and responsiveness. Our contracts do not establish us as the exclusive provider of IT outsourcing services to each customer. Accordingly, our customers may select one of our competitors to provide services beyond the scope of our existing agreement or decide not to outsource certain portions of their IT operations with us.

We cannot be sure that we will be able to compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

CHANGES IN TECHNOLOGY IN THE IT OUTSOURCING INDUSTRY COULD CAUSE OUR BUSINESS TO LOSE MONEY OR COULD REQUIRE US TO INVEST ADDITIONAL CAPITAL IN NEW TECHNOLOGY.

The markets for our services change rapidly because of technological innovation, new product and service introductions, and changes in customer requirements, among other factors. New products and services and new technology often render existing information services or technology infrastructure obsolete, costly, or otherwise unmarketable. For example, the introduction of new software applications for a particular computer platform will make other computer platforms less attractive to companies desiring to use the new applications. As a result, our success depends on our ability to timely innovate and integrate new technologies into our service offerings. We cannot be sure that we will be successful at adopting and integrating new technologies into our service offerings in a timely manner.

Advances in technology also require us to expend substantial resources to acquire and utilize new technologies in our business. We must continue to commit resources to train our personnel in the use of these new technologies. We must also continue to train personnel to maintain the compatibility of existing hardware and software systems with these new technologies. We cannot be sure that we will be able to continue to commit the resources necessary to update our technology infrastructure at the rate demanded by our markets.

OUR SYSTEMS AND PROCESSES ARE NOT PROTECTED BY PATENTS OR BY REGISTERED COPYRIGHTS, TRADEMARKS, TRADE NAMES OR SERVICE MARKS AND AS A RESULT, OUR COMPETITORS MAY BE ABLE TO USE OUR SYSTEMS AND PROCESSES TO COMPETE AGAINST US AND HURT OUR BUSINESS.

We believe that because of the rapid pace of technological change in the computer industry, copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of management and other personnel, and our ability to develop, enhance, market, and acquire new systems and services. As a result, our systems and processes are not protected by patents or by registered copyrights, trademarks, trade names, or service marks. To protect our proprietary services and software from illegal reproduction, we rely on certain mechanical techniques in addition to trade secret laws, restrictions in certain of our customer agreements with respect to use of our services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite these efforts, it may be possible for our competitors or clients to copy aspects of our trade secrets. This could have a material adverse effect on our business, financial condition, and results of operations.

INTELLECTUAL PROPERTY LITIGATION COULD CAUSE US TO LOSE MONEY AND LOWER OUR STANDING IN THE IT OUTSOURCING INDUSTRY.

In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We are not currently involved in any material intellectual property litigation. We may, however, be a party to intellectual property litigation in the future to protect our trade secrets or know-how.

Our suppliers, customers, and competitors may have patents and other proprietary rights that cover technology employed by us. Such persons may also seek patents in the future. Due to the confidential nature of United States patent applications, we are not aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation, and intellectual property litigation could force us to do one or more of the following:

o    cease selling or using services that incorporate the challenged technology;

o    redesign those services that incorporate the challenged technology; and

o obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which may require us to pay royalties, which could be substantial.

In addition, we generally agree in our contracts to indemnify our clients for any expenses or liabilities they may incur resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client.

Furthermore, any ongoing intellectual property litigation could cause us to lose customers and harm our reputation within the IT outsourcing industry.

FAILURE TO PROPERLY MANAGE GROWTH COULD CAUSE OUR BUSINESS TO LOSE MONEY.

We have expanded our operations rapidly in recent years. We intend to expand our operations in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls on a timely basis. If we fail to implement these systems and controls, our business, financial condition, and results of operations will be materially and adversely affected.

ACQUISITIONS WE MAKE MAY NOT PROVIDE EXPECTED BENEFITS AND COULD POSSIBLY RESULT IN A LOSS OF MONEY AND RESOURCES.

We recently purchased (i)Structure, LLC ("(i)Structure") with the expectation that the acquisition will result in various benefits, including, among others, a strengthened position in the IT outsourcing market, additional capabilities in distributed systems and networking services, and sales and market synergies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we integrate (i)Structure in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact our business, financial condition and operating results.

We intend to consider selective acquisition opportunities going forward such as our recent acquisitions of (i)Structure, LLC, Verizon Information Technologies, Inc. (now known as Infocrossing Healthcare Services, Inc.) and ITO Acquisition Corporation d/b/a Systems Management Specialists (now known as Infocrossing West, Inc.). Therefore, we may acquire businesses or technologies in the future that we believe are a strategic fit with our business. These acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of businesses or technologies may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners of acquisition targets.

Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from the acquisitions. Future acquisitions could also result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

LOSS OF KEY PERSONNEL COULD CAUSE OUR BUSINESS TO LOSE MONEY OR CAUSE US TO INVEST CAPITAL TO REPLACE SUCH PERSONNEL.

Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman and Chief Executive Officer, Zach Lonstein. The loss of any key members of our management may materially and adversely affect our business, financial condition, and results of operations. In addition, loss of key members of management could require us to invest capital to search for a suitable replacement. Such a search could serve as a distraction to the remaining members of management preventing them from focusing on the ongoing development of our business, which, in turn, could cause us to lose money.

OUR BUSINESS DEPENDS ON OUR ABILITY TO RECRUIT, TRAIN, AND RETAIN SKILLED PERSONNEL TO PERFORM IT OUTSOURCING SERVICES; OUR FAILURE TO DO SO COULD INCREASE OUR COSTS AND LIMIT OUR GROWTH.

We must continue to grow by hiring and training technically-skilled people in order to perform services under our existing contracts and new contracts that we will enter into. The people capable of filling these positions are in great demand and recruiting and training qualified personnel require substantial resources. Our business also experiences significant turnover of technically-skilled people. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations will be materially and adversely affected.

WE MAY HAVE DIFFICULTY ACHIEVING AND SUSTAINING PROFITABILITY AND MAY EXPERIENCE ADDITIONAL LOSSES IN THE FUTURE.

From the fourth quarter of 1999 through the third quarter of 2003, we incurred significant net losses. As of December 31, 2005, we had an accumulated deficit of approximately $53.5 million, although we had positive net worth of approximately $107 million. For the year ended December 31, 2005, we had net income of $2.6 million. There is no assurance that we will generate positive net income in the future.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON TERMS THAT ARE ACCEPTABLE TO US, WHICH COULD LIMIT OUR GROWTH.

We may need to raise additional capital to develop or enhance our technologies, to fund expansion, or to acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of our other stockholders would be reduced. Additionally, these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on terms acceptable to us, our ability to develop and enhance our services, fund expansion, and otherwise take advantage of unanticipated opportunities would be significantly limited.

OUR INDEBTEDNESS COULD LIMIT OUR AVAILABLE CASH FLOW, HARM OUR CREDIT RATING AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS.

We have a significant amount of indebtedness. At December 31, 2005, we had total indebtedness of $139.3 million consisting of a $55.0 million senior secured term loan, $5 million outstanding of a $15 million senior secured revolving loan, convertible notes with a book value of $65.2 million and a face value of $72.0 million, and $14.1 million of capital leases.

The convertible notes mature on July 15, 2024 and bear interest at a rate of 4%, payable semi-annually in arrears each January 15th and July 15th. They are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of our common stock, or a combination thereof. At the current conversion price, the $72 million of convertible notes are convertible into 5,673,759 common shares.

We have a call option, pursuant to which we may redeem the convertible notes, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the convertible notes, plus accrued interest, plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the convertible notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of convertible notes, less the amount of any interest actually paid on such convertible notes prior to the redemption date.

The holders of the convertible notes may require that we purchase for cash all or a portion of the convertible notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the convertible notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring additional indebtedness, as defined in the indenture. We are not restricted from paying dividends, or issuing other securities, or repurchasing other securities issued by us under the terms of the indenture.

The senior secured loans mature in April 2009 and all remaining balances must be paid at that time. The senior secured loans bear interest based on either the eurodollar rate or the base rate plus a margin that will vary depending on our consolidated senior secured leverage ratio. Default interest may also be payable in certain circumstances. All computations of interest based on the base rate when the base rate is determined by Bank of America's prime rate will be made on the basis of a year of 365 or 366 days. All other computations of interest will be made on the basis of a 360-day year. The senior secured loans and guarantees are our and our subsidiaries' senior secured obligations, secured by a first-priority interest on substantially all of our assets and the assets of our subsidiaries, including the capital stock of our subsidiaries.

Beginning on September 30, 2006, we are required to make amortization payments on the senior secured term loan at the end of each quarter. The amounts of the required amortization payments are $2,500,000 from September 30, 2006 to June 30, 2007, $3,750,000 from September 30, 2007 through June 30, 2008 and
$5,000,000 on September 30, 2008 and December 31, 2008. Within five business days after financial statements for a fiscal year are delivered, we must make principal payments equal to 50% of excess cash flow for such fiscal year.

We are also required to prepay the senior secured loans with:

o 100% of net proceeds from dispositions of assets if such dispositions are not permitted by our credit agreement;
o    50% of net proceeds from certain issuances of equity interests;
o 100% of net proceeds from issuances of debt if such issuances are not permitted by our credit agreement; and
o    100% of certain net insurance proceeds.

The senior secured loan documents provide for customary negative covenants, including limitations with respect to:

o    incurring indebtedness;
o    incurring liens;
o    fundamental changes;
o    sales of assets;
o amendments to organizational notes documents and convertible notes documents;
o dividends and other restricted payments, except, among other things, a $500,000 basket for repurchase of stock from present or former officers and employees upon death, disability or termination of employment;
o cash capital expenditures each fiscal year in excess of $10 million per fiscal year;
o    investments, loans and advances;
o    transactions with affiliates;
o    sales and leasebacks;
o    changes in fiscal year, and
o    lines of business.

The senior secured credit agreement provides for customary financial covenants, including:

o    a maximum consolidated leverage ratio;
o    a maximum consolidated senior secured leverage ratio;
o    minimum consolidated EBITDA; and
o    a minimum fixed charge coverage ratio.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. This could severely constrain our available cash flow and would require us to consider all of our financial and other alternatives including possible replacement financing, a negotiated workout or seeking protection from our creditors under chapter 11 of the U.S. bankruptcy code.

Our substantial indebtedness could have important consequences to you. For example, it could:

o make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;
o increase our vulnerability to general adverse economic and industry conditions;
o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;
o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
o place us at a competitive disadvantage compared to our competitors that have less debt; and
o    limit our ability to borrow additional funds.

VARIABILITY OF QUARTERLY OPERATING RESULTS.

We expect our revenues and operating results to vary from quarter to quarter. These variations are likely to be caused by many factors that are, to some extent, outside our control, including the addition or loss of customers and the time in the quarter that an addition or loss occurs; variability of fees and expenses with respect to contractual arrangements when our fees are not fixed; and an increase in depreciation or amortization because of the acquisition of new equipment or software licenses and unusual charges whether incurred in the ordinary course of business or not. Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE AND COULD DECLINE.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price in the first quarter of 2005 was as high as $20.15 per share and as low as $6.35 per share in the fourth quarter of 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

o    quarterly variations in our operating results;
o announcements we make regarding significant contracts, acquisitions, strategic partnerships, or joint ventures;
o    additions or departures of key personnel;
o    changes in market valuations of information technology service companies;
o    changes in financial estimates by securities analysts; and
o    sales of our common stock.

In addition, the stock market in general, and companies whose stock is listed on The Nasdaq National Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD CAUSE ITS MARKET PRICE TO DECLINE.

As of December 31, 2005, there were 20,547,063 shares of our common stock outstanding. If our stockholders sell substantial amounts of our common stock in the public market or the perception exists that such sales could occur, including shares issued upon exercise of outstanding common stock purchase warrants, the market price of our common stock could fall.

As of December 31, 2005, Zach Lonstein, our Chairman and Chief Executive Officer, beneficially owned 2,727,296 shares of our common stock, including shares from options vesting over the succeeding sixty days. Substantially all of those shares are available for sale in the public market pursuant to Rule 144 under the Securities Act, subject to certain volume, manner of sale and other restrictions. Zach Lonstein may require us to register his shares for resale, under certain conditions, pursuant to a resale registration rights agreement that we entered into with him.

CONVERSION OF OUR OUTSTANDING CONVERTIBLE NOTES WILL DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS AND FUTURE ISSUANCES OF OUR SECURITIES COULD DILUTE YOUR OWNERSHIP.

The Company has $72,000,000 outstanding of 4.0% Convertible Senior Notes due July 15, 2024, which we refer to as the convertible notes. These notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. At the current conversion price, the $72,000,000 of convertible notes are convertible into 5,673,759 common shares.

The conversion of some or all of the outstanding convertible notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Additionally, we may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced, and the new equity securities may have rights prior to those of our common stock. We cannot predict the effect, if any, that future sales of our common stock or notes, or the availability of shares of our common stock for future sale, will have on the market price of our common stock or notes. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options or warrants or the conversion of the notes), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK AND DO NOT EXPECT TO DO SO.

We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Certain provisions of the credit agreement for our senior secured debt do not permit us to pay cash dividends on our common stock.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS AND PREVENT STOCKHOLDERS FROM OBTAINING A PREMIUM FOR THEIR SHARES.

Some provisions of our certificate of incorporation and bylaws, and Delaware law could delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving us. Among other things:

o under our certificate of incorporation, our Board of Directors may issue up to 3,000,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares of preferred stock;

o under our certificate of incorporation, our Board of Directors has three classes of directors, with each director serving for a term of three years;

o under our certificate of incorporation, our stockholders may remove our directors at any time, but only for cause; and

o Delaware law limits transactions between us and persons that acquire significant amounts of our stock without approval of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

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

We lease space in buildings (the "Buckhead Facility") owned by the former owner of Infocrossing Southeast, Inc. ("IFOX SE"). We occupy approximately 10,712 square feet in the Buckhead Facility as of December 31, 2005. This lease agreement expires December 31, 2007.

With the purchase of ITO Acquisition Corporation ("ITO"), now known as Infocrossing West, Inc. on April 2, 2004, we acquired a lease on a building consisting of approximately 68,800 square feet in Brea, California for data center operations. The lease expires on December 31, 2014. We have sublet approximately 12,000 square feet of this facility through February 28, 2006.

Also with the purchase of ITO, we acquired a lease on approximately 10,500 square feet of office space in a building in Woodland Hills, CA. This lease expires April 30, 2008.

With the purchase of Infocrossing Healthcare Services, Inc., f/k/a/ Verizon Information Technologies Inc. ("IHS"), on October 1, 2004, we acquired a lease on a building consisting of approximately 16,080 square feet in Jefferson City, MO for general office use. The lease expires on November 15, 2007. The staff at this location primarily provides Medicaid claims processing services to the State of Missouri Department of Social Services, Division of Medical Services.

Also with the purchase of IHS, we acquired a lease on approximately 45,000 square feet in a portion of a building in Phoenix, Arizona, for general office use. The lease expires on April 30, 2008.

IHS also leases 6,400 square feet of office space in a building in Tampa Florida, under a lease that expires October 31, 2010.

With the acquisition of (i)Structure on November 30, 2005, we acquired an 86,800 square foot data center in Omaha, Nebraska. As part of the acquisition closing process, we sold this building for $12,850,000, and leased it back from the buyer for term of twenty years. The net proceeds from the sale were used to partially fund the acquisition of (i)Structure.

With the acquisition of (i)Structure, we also acquired a 60,000 square foot data center in Tempe, Arizona. We sold this building on December 29, 2005 for $12,150,000 and leased it back from the buyer for a term of twenty years. We used $10 million of the proceeds from this sale to repay a portion of the revolving loan we had outstanding, and the balance was retained for general corporate purposes.

Also with the acquisition of (i)Structure, and in connection with a Transition Services Agreement with Level 3, (i)Structure is leasing approximately 20,300 square feet in a Level 3 facility in Broomfield, Colorado for a period of nine months.

We generally lease our equipment under standard commercial leases; in many instances the leases are structured as capital leases with bargain purchase options. Our equipment is generally covered by standard commercial maintenance agreements.

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

West was indemnified pursuant to the Stock Purchase Agreement between us and ITO Holdings, LLC ("Holdings") dated as of March 3, 2004 (the "SPA") for breaches of numerous representations and warranties contained in the SPA. Holdings represented and warranted to us, among other things, that it owned all of West's capital stock and there were no other equity interests or commitments relating to West's capital stock.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


Our common stock is traded on the NASDAQ Stock Market under the symbol IFOX. For the periods reported below, the following table sets forth the high and low bid quotations for our common stock as reported by NASDAQ-NMS (in dollars).

                                                                  BID
                                                           HIGH           LOW

FOR THE YEAR ENDED DECEMBER 31, 2004:
1st Quarter ended March 31, 2004                          13.750        10.020
2nd Quarter ended June 30, 2004                           14.780         9.880
3rd Quarter ended September 30, 2004                      15.830        10.800
4th Quarter ended December 31, 2004                       18.200        12.570

FOR THE YEAR ENDED DECEMBER 31, 2005:
1st Quarter ended March 31, 2005                          20.150        14.500
2nd Quarter ended June 30, 2005                           17.040        10.120
3rd Quarter ended September 30, 2005                      12.980         8.356
4th Quarter ended December 31, 2005                        9.370         6.350

The closing price of our common stock on NASDAQ-NMS on February 24, 2006 was $11.32 per share. At December 31, 2005, we had 91 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

We have not paid dividends to holders of our common stock since inception. Certain provisions of a credit agreement to which we are a party do not permit us to pay cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information regarding securities authorized for issuance under equity compensation plans approved September 1992, June 2002, and June 2005.

                                         NUMBER OF SECURITIES TO          WEIGHTED AVERAGE            NUMBER OF SECURITIES
                                         BE ISSUED UPON EXERCISE          EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                          OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS             FUTURE ISSUANCE
                                         -------------------------    --------------------------    --------------------------
Three qualified Plans - previously
approved by stockholders                        3,685,642                      $14.37                      643,000 (a)
-------------------------------------

(a) Of the options available for future grant, 125,000 are reserved pursuant to an executive's employment agreement (See Note 6 of the Notes to Financial Statements accompanying this report) and 11,750 are reserved for promised issuances, subject to approval of the Options and Compensation Committee of the Board of Directors. For a complete discussion of these plans, please see Note 9 of the Notes to Financial Statements accompanying this report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUTSTANDING WARRANTS

At December 31, 2005, we had reserved 3,055,095 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iv) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Common Stock Issued for a Portion of Acquisition Price

In connection with the acquisition of (i)Structure on November 30, 2005, Infocrossing issued 346,597 shares of common stock, $0.01 par value, valued at $2,500,000, to Level 3 Financing, Inc. The common stock was issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as this issuance of common stock does not involve a public offering. The Company has filed a Registration Statement on Form S-3 for the sale of these shares with the Securities and Exchange Commission. This Registration Statement has not yet been declared effective.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

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

                                                                              Total Number of       Maximum Dollar Value
                                                                            Shares Purchased as      of Shares that May
                                                                              Part of Publicly        Yet Be Purchased
                              Total Number of        Average Price Paid      Announced Plans or      Under the Plans or
                              Shares Purchased           Per Share                Programs                Programs

Through December 31, 2005          50,000                  $9.67                   50,000              $9,516,511 (a)
-------------------------- -----------------------

(a) Certain provisions of our credit agreement with Bank of America entered into in connection with the (i)Structure Acquisition effectively restrict us from making any further repurchases under this program, so long as the credit agreement is in existence.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

The selected balance sheet data as of December 31, 2005 and 2004 and the selected statement of operations data for the years ended December 31, 2005, 2004, and 2003 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2003, 2002 and 2001 and the statement of operations data for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our financial statements and the notes to those statements included elsewhere herein.


                                      SELECTED STATEMENT OF OPERATIONS DATA
=====================================================================================================================
                                                          YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                     2005             2004             2003             2002            2001 (A)
                                -------------    -------------    -------------    -------------    -------------
Revenues                         $  148,006       $  104,949       $   55,228       $   50,774       $   26,987
                                    ---------        ---------        ---------       ----------       ----------
Net income (loss) from
    continuing operations        $    2,573       $   19,963       $    1,356       $    1,137       $  (36,524)
                                    ---------        ---------        ---------       ----------       ----------
Accretion and dividends
    on redeemable preferred
    stock (b)                    $     -          $     -          $   (6,877)      $   (9,293)      $   (8,524)
                                    ---------        ---------        ---------       ----------       ----------
Net income (loss) to
    common stockholders          $    2,573       $   19,963       $   (5,521)      $   (8,156)      $  (45,048)
                                    =========        =========        =========       ==========       ==========
Net income (loss) to common
    stockholders per
    diluted common share         $     0.12       $     0.95       $    (0.76)      $    (1.52)      $    (7.77)
                                    =========        =========        =========       ==========       ==========

                                              SELECTED BALANCE SHEET DATA
=====================================================================================================================
                                                             AS OF DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                     2005             2004             2003             2002             2001
                                -------------    -------------    -------------    -------------    -------------
Goodwill (c)                     $  150,799       $  103,177       $   28,361        $   28,451      $    7,737
                                    =========        =========        =========       ==========       ==========
Total assets                     $  286,435       $  216,650       $   67,138        $   65,495      $   58,774
                                    =========        =========        =========       ==========       ==========
Notes payable, long term
     debt, and capitalized
     lease obligations, net of
     current portion             $  123,734       $  100,432       $   25,732        $   10,878      $    3,632
                                    =========        =========        =========       ==========       ==========
Redeemable preferred stock (b)   $     -          $     -          $     -           $   53,188      $   43,961
                                    =========        =========        =========       ==========       ==========
Common stockholders'
    equity (deficit)             $  107,030       $   91,237       $   30,801        $  (12,205)     $   (6,036)
                                    =========        =========        =========       ==========       ==========

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

(c) All goodwill has arisen from acquisitions: (i) $20,624,000 from the acquisition of AmQuest, Inc. (now Infocrossing Southeast, Inc.) in February 2002; (ii) $76,042,000 from the acquisition of ITO Acquisition Corporation (now Infocrossing West, Inc.), Infocrossing Healthcare Services, Inc., and minor acquisitions during 2004; and (iii) $46,396,000 from the acquisition of (i)Structure, LLC in November 2005.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management believes that we are a leading provider of selective information technology outsourcing, or ITO, services to enterprise clients. We deliver a full suite of outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our nearly twenty year history, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.

On November 30, 2005, we acquired 100% of the membership interests in
(i)Structure, LLC., a Delaware limited liability company ("IST") with operations in Colorado and data centers in Omaha, NE and Tempe, AZ, from Level 3 Financing, Inc. for a total purchase price of approximately $86,767,000, including related acquisition costs of $2,000,000 and 346,597 shares of our common stock valued at $2,500,000.

On April 2, 2004, we acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for a total purchase price of approximately $37,572,000 including related acquisition costs of $1,224,000 and 135,892 shares of our common stock valued at $1,439,000. In June 2004, the name of this subsidiary was changed to Infocrossing West, Inc. In connection with an acquisition by SMS prior to April 2004, we may have to pay contingent consideration for a period of up to four years. Through December 31, 2005, such contingent consideration totaled $775,000 that was recorded as additional goodwill.

On October 1, 2004, we acquired a segment of Verizon Information Technologies Inc. ("VITI") for a total purchase price of approximately $45,386,000 including related acquisition costs of $1,886,000 (the "IHS Acquisition"). Immediately after the IHS Acquisition we changed VITI's name to Infocrossing Healthcare Services, Inc. ("IHS").

During 2004 we used $7,090,000 in cash, incurred an estimated $116,000 of acquisition-related costs, and issued 123,193 shares of common stock valued at $1,500,000 for other acquisitions, including a business that offers e-mail security services.

The operations of IST, IHS, SMS and the other acquisitions completed in 2005 and 2004 are included in consolidated operations from the date of the respective acquisitions. The acquired businesses are being integrated into the Company so that the entire enterprise will benefit from operational leverage and consolidation.

The foregoing acquisitions were recorded as purchases in accordance with the Financial Accounting Standards Board, Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We tested goodwill and other intangible assets for impairment using processes described in SFAS 142 and SFAS 144, and had no impairment to record in 2005, 2004, or 2003.

We operate in one reportable segment of providing information technology outsourcing services.

YEAR ENDED DECEMBER 31, 2005 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Net income decreased by $17,390,000 from $19,963,000 for the year ended December 31, 2004 ("2004") to $2,573,000 for the year ended December 31, 2005 ("2005") on
41.0% higher revenues. For 2004, net income included $12,550,000 for the reversal of deferred tax assets that had been fully reserved in prior periods, Excluding this one-time reversal, net income declined $4,840,000 from 2005 to 2004, or 65.3%. Although revenues were higher, a lower gross margin percentage as well as higher selling and promotion costs and general and administrative expenses were the reasons for the decline in income before income taxes for 2005 compared with 2004.

For 2005, revenues increased $43,057,000 (41.0%) to $148,006,000 from
$104,949,000 for 2004. Approximately $52,321,000 of this growth is attributable to revenue from clients added as the result of acquisitions completed in 2005 and 2004. Excluding revenues added through acquisitions in 2004 and 2005, revenues decreased by $9,264,000 (8.8%). The decrease is net of growth from both new and existing customers.

Costs of revenues excluding depreciation increased by $34,986,000 (49.0%) to $106,354,000 during 2005 compared with $71,368,000 for the 2004. The increase includes costs associated with our expansion from acquisitions completed in 2004 and 2005. The increase results from the expansion of revenues from acquisitions and costs to increase the capacity and quality of our infrastructure. Costs of revenues as a percentage of revenues increased to 71.9% in 2005 from 68.0% in 2004, reflecting a lower gross margin percentage of 28.1% in 2005 compared with 32% in 2004. This is related to the reduction in revenues other than from acquisitions without offsetting cost reductions. Cost reductions had been deferred during 2005 in anticipation of new revenue opportunities that did not materialize and also for the acquisition of (i)Structure. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. We expect our gross margin to improve as we consolidate the operations of recent (i)Structure and improve our organic growth rate.

Selling and promotion costs increased by $1,449,000 (44.2%) to $4,726,000 for 2005 from $3,277,000 for 2004. As a percentage of revenues they increased to 3.2% for 2005 from 3.1% for 2004. This increase is attributable to additional compensation and related expenses for an expanded sales force.

General and administrative expenses increased by $6,097,000 (69.7%) to $14,841,000 for 2005 from $8,744,000 for 2004. Approximately $1,222,000, or
20.0% of the total increase, was related to acquisitions completed in 2004 and 2005. Compensation costs increased approximately $1,538,000 (25.2% of the total increase). Of this amount, $1,250,000 represents the amount of bonuses distributed in February 2006 to our officers and employees, and approximately $390,000 was attributable to pension benefits payable to our Chairman and Vice Chairman. Approximately $1,328,000, or 21.8% of the total increase, was due to higher professional fees due to our growth. Approximately $1,324,000 (21.7% of the total increase) relates to bad debt expense, including a charge of $1,000,000 relating to incremental usage-based charges billed to a customer in 2004.

Depreciation and amortization of fixed assets and other intangibles increased $2,467,000 (28.4%) to $11,146,000 for 2005 from $8,679,000 for 2004. Of this increase, $387,000 or 15.7% of the increase related to the acquisition of IST. Approximately $1,390,000 or 56.3% of the increase related to depreciation and amortization related to entities acquired in 2004. The remainder of the increase of $690,000, or 28.0% of the increase, resulted from new fixed asset additions during 2005 and 2004. Depreciation and amortization decreased as a percentage of revenues to 7.5% in 2005 compared with 8.3% in 2004.

Net interest expense increased by $757,000, to $6,214,000 for 2005 from $5,457,000 for 2004. The results for 2004 include $1,347,000 for expensing the unamortized balance of costs relating to approximately $40 million in term loans repaid in June 2004. Excluding this write-off in 2004, there was a net increase of $2,104,000, consisting of $2,478,000 in additional interest expense partially offset by an increase in interest income of $374,000. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, as well as increases in interest rates earned and incurred during 2005. Interest expense on the $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"), including amortization of deferred financing costs and discount, amounted to $3,127,000 in 2005 compared with $1,509,000 in 2004. As explained in Liquidity and Capital Resources below, in August 2005, the conversion price of the Notes was reduced, and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this additional discount increases interest expense by approximately $19,000 per month over the term of the Notes. The impact of this amortization in 2005 was $95,000 of interest expense.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at the end of 2005 and 2004.

In 2005, we recorded a tax provision of $2,152,000 compared with a tax benefit of $12,539,000 for 2004. This change was due to a decrease of the deferred tax asset valuation allowance of $12,550,000 during the fourth quarter ended December 31, 2004 to recognize fully-reserved deferred tax assets from prior periods with respect to which management has determined that it is more likely than not that such deferred tax assets will be realized. During 2005 we generated a net operating loss for federal income tax purposes due to the timing of certain deductions. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

We have net income of $2,573,000 for 2005 compared with $19,963,000 for 2004.

In 2005, we had income per basic common share of $0.13 and $0.12 on a diluted basis, compared with $1.12 per basic share and $0.95 per diluted share in 2004. The tax benefit from the change in deferred tax assets in 2004 amounted to $0.78 per basic share and $0.57 per diluted share. The number of weighted average shares increased to approximately 20,217,000 basic shares and decreased to approximately 21,726,000 diluted shares in 2005 from approximately 17,827,000 basic shares and 21,932,000 diluted shares for 2004. The increase in weighted average basic shares of 2,390,000 was the result of issuing 346,600 shares for the acquisition of IST and exercises of options and warrants, net of the repurchase of 50,000 shares. For 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 1,510,000 and 1,774,000 shares, respectively. The calculation for 2005 excludes the potential conversion of the Notes (which includes an adjustment to reported net income to add back the interest on the Notes, net of tax), because the effect of this adjustment would be anti-dilutive. In 2004, this adjustment was dilutive and added 2,331,000 weighted average shares, reducing diluted net income per share by approximately $0.07.

YEAR ENDED DECEMBER 31, 2004 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Net income to common stockholders increased by $25,484,000 from a loss of $5,521,000 for the year ended December 31, 2003 ("2003") to income of $19,963,000 for the year ended December 31, 2004 ("2004") on 90.0% higher revenues. For 2004, the results of operations include SMS, IHS, and other acquisitions completed in 2004.

For 2004, revenues increased $49,721,000 (90.0%) to $104,949,000 from
$55,228,000 for, 2003. Approximately $40,630,000 of this growth is attributable to revenue from clients added as the result of acquisitions completed in 2004. The remainder of approximately $9,091,000 represents organic growth, of which $5,900,000 was the result of new customer contracts while the remaining increase resulted from increased revenues from existing clients.

Costs of revenues increased by $34,705,000 (94.7%) to $71,368,000 during 2004 compared with $36,663,000 for 2003. The increase results from the expansion of revenues from both acquisitions and organic growth. Costs of revenues as a percentage of revenues increased to 68.0% in 2004 from 66.4% in 2003, reflecting a lower gross margin. We had expected our gross margin to decline after the SMS Acquisition until its operations could be consolidated into our existing operating infrastructure. The integration of SMS was completed in early March 2005. Gross margin improved from 30.0% in the third quarter ended September 30, 2004 to 35.3% in the fourth quarter ended December 31, 2004. This improvement reflects the inclusion of IHS, which contributed 43% of our fourth quarter gross margin. Our infrastructure provides a shared operating environment that enables us to effectively integrate new clients, including clients acquired through acquisitions. We expect our gross margin to improve as the integration of IHS progresses.

Due to higher compensation costs in 2004, selling and promotion costs increased by $299,000 (10.0%) to $3,277,000 for 2004 from $2,978,000 for 2003, but decreased as a percentage of revenues to 3.1% for 2004 from 5.4% for 2003. Higher compensation costs reflect a larger sales staff in 2004 than in 2003. The reduction as a percentage of revenue reflects the benefits of integration of the acquired businesses.

General and administrative expenses increased by $3,157,000 (56.5%) to $8,744,000 for 2004 from $5,587,000 for 2003. General and administrative expenses declined as a percentage of revenue to 8.3% in 2004 from 10.1% in 2003, reflecting the benefits of operational leverage and consolidation of the acquired businesses. Approximately $1,938,000, or 61.4% of the total increase, was related to acquisitions completed in 2004. Approximately $700,000 (22.2% of the total increase) was due to professional fees relating to compliance costs with respect to the Sarbanes-Oxley Act of 2002. Also, an additional $200,000 of professional fees was incurred, and salary costs were approximately $100,000 higher than in 2003.

Depreciation and amortization of fixed assets and other intangibles increased $2,575,000 (42.2%) to $8,679,000 for 2004 from $6,104,000 for 2003. Of this increase, $1,457,000 of depreciation of fixed assets and amortization of other intangibles was related to acquisitions in 2004. The remainder of the increase of $1,118,000 resulted from new fixed asset additions totaling approximately $7,400,000 during 2004. Despite these increases, depreciation and amortization decreased as a percentage of revenues to 8.3% in 2004 compared with 11.0% in 2003.

Net interest expense increased by $2,959,000 to $5,457,000 for 2004 from $2,498,000 for 2003. This net increase consists of $210,000 in additional interest income; $1,822,000 in additional interest expense; and $1,347,000 of deferred financing costs which were expensed upon the prepayment of term loans of approximately $40 million in June 2004. The increases in interest income and expense are due to larger average outstanding balances of both cash and outstanding debt, respectively, in 2004. Interest expense on the convertible debt in 2004, including amortization of deferred financing costs and discount, amounted to $1,509,000.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $15,207,000 at the end of 2003.

For 2004, we recorded a tax benefit of $12,539,000 compared with a tax provision of $42,000, which represented estimated state income taxes, for 2003. This change is due to a decrease in the deferred tax asset valuation allowance of $12,550,000 during the fourth quarter ended December 31, 2004 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on our recent history of profitability and our forecasts for future periods, management has determined that it is more likely than not that the net operating loss carryforwards and other temporary differences will be realized. We have net operating loss carry-forwards of approximately $37,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards may be limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

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

We have net income of $19,963,000 for 2004 compared with $1,356,000 for 2003. Net loss to common stockholders after accretion and accrued dividends on preferred stock was $5,521,000 for 2003. We redeemed the preferred stock in October 2003. The net loss to common stockholders included non-cash charges for accretion and accrued dividends on preferred stock of $6,877,000 in 2003.

In 2004, we had income per common share of $1.12 on a basic basis and $0.95 on a diluted basis, compared with a loss of $0.76 per share for 2003, on both a basic and diluted basis. The number of weighted average shares increased to approximately 17,827,000 shares on a basic basis and approximately 21,932,000 shares on a diluted basis in 2004 from approximately 7,280,000 shares on both a basic and diluted basis for 2003. The increase in shares reflects (i) private placements of (a) 9,739,111 shares of common stock and warrants to purchase 3,408,689 shares of common stock in October 2003 and (b) 2,917,000 shares of common stock in March 2004; (ii) the potential conversion of $72,000,000 of 4% convertible notes due July 15, 2024, which were issued during 2004, into 4,687,500 shares of common stock; and (iii) the issuance of 259,085 shares of common stock for acquisitions during 2004. The shares and equivalents enumerated in the immediately preceding sentence are in absolute amounts, not weighted average amounts. Common stock equivalents are excluded in determining the net income or loss per share when the inclusion of such equivalents would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,944,000 for the year ended December 31, 2005. During 2005, we had $2,573,000 of net income, a non-cash increase in deferred tax assets of $1,493,000, $11,146,000 of depreciation and amortization, and $218,000 of accretion of the discount on the Notes. Accounts receivable decreased by $5,952,000, which includes $5,659,000 related to IHS receivables, the collection of which was delayed into 2005 due to the transition of accounts payable processing by certain of the IHS customers. Other revenue-related working capital adjustments include additions to the allowance for doubtful accounts of $1,527,000, including a charge of $1,000,000 relating to incremental usage-based charges billed to a customer in 2004, and additions to deferred revenues of $2,143,000, offset by an addition to deferred client acquisition costs in other assets of $2,001,000. We also had a decrease in prepaid expenses of $1,255,000 offset by a decrease in accounts payable and accrued expenses of $1,181,000.

On November 30, 2005, we acquired all of the outstanding member interests in
(i)Structure for $84,267,000 in cash, including costs, and 346,597 shares of our stock valued at $2,500,000. We financed this transaction by means of a new $70,000,000 credit facility, the proceeds of the sale and leaseback of certain real estate acquired, and with cash on hand. Cash outlays including costs paid to date total $5,285,000.

Other investing activities during 2005 include $4,315,000 for the purchase of fixed assets. During 2005, we also entered into capital leases having an aggregate carrying value of approximately $8,301,000, paid $483,000 to repurchase 50,000 of our own shares, and invested $947,000 in internally-developed software.

On November 30, 2005, we entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with each of the banks and other financial institutions that either now or in the future are parties thereto as lenders (the "Lenders"), Bank of America, N.A., as sole and exclusive administrative and collateral agent and as a lender ("Bank of America"), and Banc of America Securities LLC, as sole and exclusive lead arranger and sole book manager ("Banc of America Securities"). Our obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic wholly-owned subsidiaries (the "Guarantors"). The Credit Agreement provides for a $55 million term loan facility, subject to amortization pursuant to the provisions of the Credit Agreement, and a $15 million revolving credit facility (including letter of credit subfacilities). The maturity date for both the term loan facility and the revolving credit facility is April 14, 2009. Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate (as such term is defined in the Credit Agreement). The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. We were in compliance with such covenants at December 31, 2005. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross-defaults to other indebtedness and bankruptcy-related defaults. If any event of default occurs and is continuing, the administrative agent upon instruction from a majority of the lenders may terminate the commitments and may declare all of our obligations under the Credit Agreement to be immediately due and payable.

In connection with the Credit Agreement, we entered into a Security Agreement, dated November 30, 2005 (the "Security Agreement"), with the Guarantors, and Bank of America pursuant to which we and the Guarantors granted a security interest in certain collateral to the Administrative Agent, for the benefit of the Lenders. The pledged collateral includes substantially all of the grantors' accounts receivable, chattel paper, documents, general intangibles, instruments, inventory, letter-of-credit rights and supporting obligations, deposit accounts and proceeds of the foregoing. We also entered into a securities pledge agreement, dated November 30, 2005 (the "Pledge Agreement"), with certain of our subsidiaries (the "Pledgors") and Bank of America, pursuant to which we and the Pledgors granted a security interest in certain equity securities held by them to the Administrative Agent for the benefit of the Lenders.

The descriptions above of the Credit Agreement, the Security Agreement and the Pledge Agreement are qualified in their entirety by the complete text of the Credit Agreement, the Security Agreement, and the Pledge Agreement.

On July, 2004, we completed a private offering of $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay outstanding debt. The remaining balance was used to fund acquisitions and for general corporate purposes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. The discount and loan costs are being amortized over the life of the Notes using the interest method. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at its option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of our common stock were to be less than 68.23% ($10.48) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price would immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment as noted above for stock dividends, splits, etc.) (the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered. As a result of the Reset Adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. The Reset Adjustment was valued in accordance with EITF 00-27, "APPLICATION OF ISSUE NO. 98-5 - CERTAIN CONVERTIBLE INSTRUMENTS" at $4,596,000, and this amount was recorded as an increase to Additional Paid in Capital and as a discount to the carrying value of the Notes. This additional discount will be accreted to the carrying value of the Notes through a charge to interest expense over the life of the Notes.

At December 31, 2004, the unamortized discount was $6,836,000 and unamortized loan costs were $547,000.

The holders may convert their Notes into shares of our common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (1) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (2) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (3) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes.

We have a call option, pursuant to which the Notes may be redeemed, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date.

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


On October 1, 2004, we borrowed $24,375,000 from a non-revolving loan facility to pay a portion of the cost of the IHS acquisition. Monthly principal payments of approximately $609,000 were to begin on July 1, 2007, and a final payment of $11,578,000 was scheduled to be made on March 15, 2009. On October 21, 2005, we repaid the outstanding balance of $24,375,000, plus accrued interest and a $12,500 prepayment penalty. We recorded interest expense of $256,000 in October 2005 to eliminate unamortized loan costs.

Aside from the repayment of $24,375,000 in notes payable noted above, financing activities during 2005 also include the repayment of approximately $14,696,000 of capital leases and the receipt of $5,894,000 from the exercise of warrants and employee stock options.

The following table summarizes information about our contractual obligations as of December 31, 2005 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

                                                             PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS              TOTAL              WITHIN               2-3                4 - 5             AFTER
                                                           1 YEAR              YEARS               YEARS            5 YEARS
                                    ---------------     --------------     ---------------     --------------    ---------------
Convertible notes (1)               $       72,000      $        -         $         -         $        -        $       72,000
Term loan                                   55,000              5,000              30,000             20,000               -
Revolving loan (2)                           5,000              5,000                -                  -                  -
Interest on convertible
     notes                                  54,720              2,880               5,760              5,760             40,320
Interest on the term loan
     at the most recent rate                10,569              4,235               5,896                438               -
Operating leases and
     software licenses                     145,261             27,291              36,670             22,127             59,173
Operating contracts for
     disaster recovery and
     communications
     services                                5,681              4,150               1,531               -                  -
Capital lease obligations                   15,831              6,563               8,136              1,132               -
Deferred compensation
     liability (3)                           1,080               -                   -                  -                 1,080
Other long-term
     liabilities reflected on
     the Company's balance
     sheet under GAAP (4)                     -                  -                   -                  -                   -
                                    ---------------     --------------     ---------------     --------------    ---------------
Total contractual cash
     obligations                    $      365,142      $      55,119      $       87,993      $      49,457     $      172,573
                                    ===============     ==============     ===============     ==============    ===============

(1) Excludes the provision whereby the holders of the convertible notes may require the Company to repurchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest.
(2)      All current.
(3) Estimated future benefit amounts payable. Amount accrued at December 31, 2005 is $390. (4) Excludes accrued loss on leased facilities and deferred rent, since these payments are included under operating leases.


As of December 31, 2005, we had cash and equivalents of $16,892,000. On February 22, 2005, we filed a preliminary, or "shelf" registration statement with the Securities and Exchange Commission. This registration statement will permit us to sell equity or debt securities, in any combination, for up to $125,000,000. We intend to use the net proceeds we expect to receive from the sale of the securities to reduce our outstanding debt and to fund possible acquisitions and investments. The exact timing and terms of this financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.

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

For 2005, our EBITDA was $22,085,000 compared with $21,560,000 for 2004, 14.9%
and 20.5% as a percentage of revenue, respectively. We expect that the percentage of incremental EBITDA to incremental revenues projected to be added in the year ending December 31, 2006 will be in the range of 30% and 35%.

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

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------
                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                            2005                    2004
                                   --------------------    --------------------
NET INCOME                         $           2,573       $          19,963
  Add back (deduct):
    Tax expense (benefit)                      2,152                 (12,539)
    Interest expense                           6,214                   5,457
    Depreciation and amortization             11,146                   8,679

                                       ----------------        ----------------
EBITDA                             $          22,085       $          21,560
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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our Consolidated Financial Statements are prepared in accordance with GAAP, which require the selection and application of significant accounting policies, and which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies.

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

We will perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets' physical condition. When indicators of impairment are present, management determines whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models that require numerous highly sensitive assumptions and estimates.


DEFERRED TAXES

Our deferred tax assets are comprised primarily of net operating loss carryforwards. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Based on our profitability in 2004 and our forecasts, we determined that it would be more likely than not that our net operating loss carry-forwards and other temporary differences will be realized. Accordingly, we released the full valuation allowance in the fourth quarter of 2004. Due to a lack of a history of generating taxable income on SMS, we recorded a valuation allowance equal to 100% of its net deferred tax assets at December 31, 2004. In the event that we are able to generate taxable earnings from SMS in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase goodwill in the period that such determination was made.

STOCK-BASED COMPENSATION

To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled "Recent Accounting Pronouncements" below for a discussion of the impact of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, on our recording of stock-based compensation fiscal years beginning on or after December15, 2005.


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

We plan to adopt SFAS 123(R) using the modified-prospective method.

As permitted by SFAS 123, we currently account for shared-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. For options issued through February 8, 2006, the projected after-tax expense in 2006, 2007, and 2008 is $779,000, $508,000, and $136,000, respectively.

We have not determined what impact SFAS 123(R) might have on the nature of our shared-based compensation to employees in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


INTEREST RATE RISK

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity. As of December 31, 2005, however, we had $60,000,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). We believe that the carrying amount of our fixed rate debt and capitalized leases of $79,285,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.

FOREIGN CURRENCY RISKS

We believe that our foreign currency risk is immaterial. Our income from foreign sources is derived from a single customer and amounts to approximately 1% of total revenues in each of 2005 and 2004.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and Notes thereto are set forth beginning at page F-1 of this Annual Report. Also included is Schedule II, Valuation and Qualifying Accounts, which schedule is set forth at page S-1 of this Annual Report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS AND PROCEDURES.

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. During the quarter ending on December 31, 2005 there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting such assessment, management of the Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, the internal controls of (i)Structure which is included in the 2005 consolidated financial statements of the Company and constituted approximately $108 million, or 38% of total assets, including goodwill of approximately $46 million as of December 31, 2005, and approximately $7 million or 5% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity in 2005. Refer to Note 2 to the consolidated financial statements for further discussion of this acquisition and its impact on Infocrossing's consolidated financial statements. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFOCROSSING, INC. AND SUBSIDIARIES

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Infocrossing, Inc. and subsidiaries (Infocrossing) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infocrossing's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Infocrossing's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of (i)Structure, LLC which is included in the 2005 consolidated financial statements of Infocrossing and constituted approximately $108 million or 38% of total assets, including goodwill of approximately $46 million as of December 31, 2005, and approximately $7 million or 5% of revenues for the year then ended. Our audit of internal control over financial reporting of Infocrossing also did not include an evaluation of the internal control over financial reporting of (i)Structure, LLC.

In our opinion, management's assessment that Infocrossing maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infocrossing maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infocrossing as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Infocrossing and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                                               /s/ ERNST & YOUNG LLP

New York, New York
March 8, 2006

ITEM 9B.  OTHER INFORMATION.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before May 1, 2006.

ITEM 11.  EXECUTIVE COMPENSATION.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before May 1, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is included above in
Part II, Item 5 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before May 1, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before May 1, 2006.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1 and 2. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appears as page F-1 of this report. Schedules not required have been omitted.

     3. The exhibits required to be filed as a part of this Annual Report are listed below. An index of exhibits accompanying this Annual Report appears on page 44.

(b) Exhibits:

     EXHIBIT NO.    DESCRIPTION

          2.1 Purchase Agreement, dated October 24, 2005, by and between Infocrossing, Inc. and Level 3 Financing, Inc., incorporated by reference to Exhibit 10 to a Current Report on Form 8-K filed October 25, 2005.

          3.1A Company's Restated Certificate of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

          3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q/A filed May 17, 2004.

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

          4.10 Warrant Agreement between the Company and the Warrantholders party thereto, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

          10.4E Third Amendment to Acquisition Loan Agreement and Other
               Documents, dated as of December 29, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.5A Guaranty and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Security Agreement"), incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

          10.5B Joinder to Security Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

    EXHIBIT NO.    DESCRIPTION

          10.6A Stock Pledge Agreement dated as of July 29, 2004, between the
               Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Stock Pledge Agreement"), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

          10.6B Addendum to Stock Pledge Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

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

          10.7D First Amendment to Loan Agreement and other Loan Documents, dated as of February 13, 2004, by and among the Company, certain subsidiaries of the Company, certain lenders named therein, and CapitalSource Finance LLC., incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

          10.7E Master Assignment and Assumption Agreement, dated as of February
               13, 2004, by and among by and among the Company, as borrower; certain subsidiaries of the Company, as guarantors; Infocrossing Agent, Inc., as agent for assigning lenders named therein; assigning lenders named therein; and CapitalSource Finance LLC., incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

    EXHIBIT NO.    DESCRIPTION

          10-12A Employment Agreement, dated as of April 2, 2004, by and between the Company and Patrick A. Dolan, incorporated by reference to
               Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 7, 2004.

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

          10.13B Settlement and Release Agreement dated as of October 15, 2004 by and among the Company and Jim Cortens, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.14 Employment Agreement, dated as of October 1, 2004, by and between a subsidiary of the Company and Michael J. Luebke, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.15A Company's 2002 Stock Option and Stock Appreciation Rights Plan
               ("2002 Plan"), incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 25, 2002.

          10.15B Amendment to 2002 Plan adopted by the Board of Directors on January 21, 2005, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.15C Amendment to 2002 Plan approved at the Company's Annual Meeting of Stockholders held on June 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.15D Amendment to 2002 Plan adopted by the Board of Directors on April 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.16A Amended and Restated 1992 Stock Option and Stock Appreciation
               Rights Plan ("1992 Plan"), incorporated by reference to Appendix A to Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2000.

          10.16B Amendment to 1992 Plan approved at the Company's Annual Meeting of Stockholders held on June 22, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.17 Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.

          10.18A Lease dated June 2, 1997 between the Company and Leonia
               Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.18B First Amendment of Lease between the Company and Leonia
               Associates, LLC, dated January 16, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.18C Second Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of September 9, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.18D Third Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.

    EXHIBIT NO.    DESCRIPTION

          10.18E Fourth Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of April 19, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

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

          10.20 Tenth Floor Option Agreement between the Company, G-H-G Realty Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to Exhibit 10.6A to the Company's Form 10-K for the fiscal year ended October 31, 2000.

          10.21 Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to
               Exhibit 10.6B to the Company's 10-K for the fiscal year ended October 31, 2000.

          10.22A* Master Services Agreement dated as of May 24, 2001 among the
               Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc., incorporated by reference to Exhibit 10.1A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.22B* Amendment to Master Services Agreement among the Company,
               Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc. dated as of January 11, 2002, incorporated by reference to
               Exhibit 10.1B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.23* Computer Services Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.24* Marketing Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.25* Extension Agreement dated as of October 1, 2002 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2C to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.26* Extension Agreement dated as of December 30, 2003 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2D to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.27A Credit Agreement, dated November 30, 2005, between
               Infocrossing, Inc., the lenders thereto, Bank of America, N.A. and Banc of America Securities, LLC, incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.27B Security Agreement, dated November 30, 2005, between
               Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

        EXHIBIT NO.    DESCRIPTION

          10.27C Securities Pledge Agreement, dated November 30, 2005, between
               Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.28A Agreement of Sale and Leaseback, dated November 30, 2005, between Infocrossing, Inc. and LSAC Operating Partnership, L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.28B Lease, dated November 30, 2005, between (i)Structure, LLC and
               LSAC Omaha L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.28C Lease, dated December 29, 2005, between (i)Structure, LLC and
               LSAC Tempe L.P. is not filed as it is substantially the same as that between the (i)Structure, LLC and LSAC Omaha, L.P. except as to the description of the building and the amount of rent.

          10.29 Employment Agreement, dated as of January 1, 2006 between the Company and Richard Giordanella, incorporated by reference to a Current Report on Form 8-K filed January 6, 2006.

          10.30 Special Sale Bonus Agreement between (i)Structure, LLC and Michael D. Jones.

          14 Code of Ethics, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          21   Subsidiaries of the Company.

          23 Consent of Ernst & Young, Independent Registered Public Accounting Firm

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

                                     INFOCROSSING, INC.

March 15, 2006                        /s/ ZACH LONSTEIN
                                     --------------------------------------
                                     Zach Lonstein - Chief Executive Officer

March 15, 2006                        /s/  WILLIAM J. McHALE
                                     ---------------------------------------
                                     William J. McHale - Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006                        /s/ ZACH LONSTEIN
                                     ---------------------------------------
                                     Zach Lonstein - Chairman of the Board of
                                     Directors

March 15, 2006                        /s/ PETER J. DaPUZZO
                                     ---------------------------------------
                                     Peter J. DaPuzzo - Director

March 15, 2006                        /s/ JEREMIAH M. HEALY
                                     ---------------------------------------
                                     Jeremiah M. Healy - Director

March 15, 2006                        /s/ KATHLEEN A. PERONE
                                     ---------------------------------------
                                     Kathleen A. Perone - Director

March 15, 2006                        /s/ ROBERT B. WALLACH
                                     ---------------------------------------
                                     Robert B. Wallach - Director

March 15, 2006                        /s/ HOWARD L. WALTMAN
                                     ---------------------------------------
                                     Howard L. Waltman - Director

    EXHIBIT INDEX

      EXHIBIT NO.    DESCRIPTION

          10.30 Special Sale Bonus Agreement between (i)Structure, LLC and Michael D. Jones.

          21   Subsidiaries of the Company.

          23 Consent of Ernst & Young, Independent Registered Public Accounting Firm

          31   Certifications required by Rule 13a-14(a) to be filed.

          33 Certifications required by Rule 13a-14(b) to be furnished but not filed.

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                     Page No.
                                                                   -----------

Report of Independent Registered Public Accounting Firm                F-2

  Consolidated Balance Sheets -
     December 31, 2005 and 2004                                        F-3

  Consolidated Statements of Operations -
     Years ended December 31, 2005, 2004, and 2003                     F-4

  Consolidated Statements of Stockholders' Equity (Deficit) -
     Years ended December 31, 2005, 2004, and 2003                     F-5

  Consolidated Statements of Cash Flows -
     Years ended December 31, 2005, 2004, and 2003                     F-6

  Notes to Consolidated Financial Statements                           F-8

  Schedule II: Valuation and Qualifying Accounts                       S-1




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFOCROSSING, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infocrossing, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                                            /s/ ERNST & YOUNG, LLP

New York, New York
March 8, 2006




                       INFOCROSSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                                                                              DECEMBER 31,
                                                                                    ----------------------------------
                                      ASSETS                                             2005               2004
                                                                                    ---------------    ---------------
CURRENT ASSETS:
Cash and equivalents                                                                $      16,892      $      26,311
Trade accounts receivable, net of allowances for doubtful
     accounts of $637 and $249, respectively                                               25,631             26,707
Due from related parties                                                                      254                238
Prepaid software costs                                                                      5,604              4,000
Deferred income taxes                                                                       2,097              1,260
Current deferred customer acquisition costs                                                 1,084                540
Other current assets                                                                        4,064              1,695
                                                                                       ------------       ------------
    Total current assets                                                                   55,626             60,751

Property, equipment and purchased software                                                 40,749             25,113
Deferred software, net                                                                      1,581              1,077
Goodwill                                                                                  150,799            103,177
Other intangible assets, net                                                               19,853             12,328
Deferred income taxes                                                                      10,098             11,715
Deferred customer acquisition costs                                                         2,770                769
Deferred financing costs                                                                    3,710                866
Other non-current assets                                                                    1,249                854
                                                                                       ------------       ------------
     TOTAL ASSETS                                                                   $     286,435      $     216,650
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $      11,880      $       9,041
Current portion of long-term debt and capitalized lease obligations                        15,551              3,683
Accrued expenses                                                                           20,719              8,273
Income taxes payable                                                                          560                305
Current deferred revenue                                                                    1,000              1,267
                                                                                       ------------       ------------
    Total current liabilities                                                              49,710             22,569

Notes payable, long-term debt and capitalized lease
     obligations, net of current portion                                                  123,734            100,432
Accrued loss on leased facilities, net of current portion                                     365                505
Deferred revenue, net of current portion                                                    3,017              -
Other long-term liabilities                                                                 2,579              1,907
                                                                                       ------------       ------------
     TOTAL LIABILITIES                                                                    179,405            125,413
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                   -                  -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     of 21,216,032 and 20,395,473 at December 31, 2005 and 2004, respectively                 212                204
Additional paid-in capital                                                                163,973            150,278
Accumulated deficit                                                                       (53,534)           (56,107)
                                                                                       ------------       ------------
                                                                                          110,651             94,375
Less 668,969 and 618,969 shares at December 31, 2005 and 2004,
     respectively, of common stock held in treasury, at cost                               (3,621)            (3,138)
                                                                                       ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                                           107,030             91,237
                                                                                       ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     286,435      $     216,650
                                                                                       ============       ============
                 See Notes to Consolidated Financial Statements.



                       INFOCROSSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                       YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                             2005               2004                2003
                                        ---------------    ----------------    ----------------
REVENUES                                $     148,006       $     104,949      $       55,228
                                            -----------        ------------       -------------
COSTS and EXPENSES:
     Costs of revenues, excluding
            depreciation shown below          106,354              71,368              36,663
     Selling and promotion costs                4,726               3,277               2,978
     General and administrative
            expenses                           14,841               8,744               5,587
     Depreciation and amortization             11,146               8,679               6,104
                                            -----------        ------------       -------------
                                              137,067              92,068              51,332
                                            -----------        ------------       -------------
INCOME FROM OPERATIONS                         10,939              12,881               3,896
                                            -----------        ------------       -------------
Interest income                                  (687)               (313)               (103)
Interest expense                                6,901               5,770               2,601
                                            -----------        ------------       -------------
                                                6,214               5,457               2,498
                                            -----------        ------------       -------------
INCOME BEFORE INCOME TAXES                      4,725               7,424               1,398
Income tax (benefit) expense                    2,152             (12,539)                 42
                                            -----------        ------------       -------------
NET INCOME                                      2,573              19,963               1,356
Accretion and dividends on
     redeemable preferred stock                 -                   -                  (6,877)
                                            -----------        ------------       -------------
NET INCOME (LOSS) TO COMMON
     STOCKHOLDERS                       $       2,573       $      19,963      $       (5,521)
                                            ===========        ============       =============

BASIC EARNINGS PER SHARE:
Net income (loss) to common
     stockholders per share             $         0.13      $         1.12     $        (0.76)
                                            ===========        ============       =============
Weighted average number of
    common shares outstanding               20,216,863          17,827,006          7,279,786
                                            ===========        ============       =============

DILUTED EARNINGS PER SHARE:
Net income (loss) to common
     stockholders per share             $         0.12      $         0.95     $        (0.76)
                                            ===========        ============       =============
Weighted average number of
     common share equivalents
     outstanding                            21,726,496         21,931,982           7,279,786
                                            ===========        ============       =============

                 See Notes to Consolidated Financial Statements.



                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    (IN THOUSANDS)

                                                              ADDITIONAL                           TREASURY
                               COMMON                          PAID IN         ACCUMULATED         STOCK AT
                               SHARES        PAR VALUE         CAPITAL           DEFICIT             COST             TOTAL
                              ----------    ------------    -------------    ---------------    -------------     -------------
 Balances,
  December 31, 2002              5,973      $      60      $     61,135      $     (70,549)     $    (2,851)     $    (12,205)
 Exercises of stock options          20           -                  106               -                -                  106
 Accretion and dividends on
     redeemable preferred
     stock                         -              -                 -                (8,091)            -               (8,091)
 Vesting of a non-qualified
     stock option                  -              -                   40               -                -                   40
 Private stock offering           9,739             97            69,845               -                -               69,942
 Recapitalization of
     preferred
     stock and warrants            -              -              (20,755)             1,214             -              (19,541)
 Cancellation of warrants on
     repayment of debentures       -              -                 (806)              -                -                 (806)
 Net income                        -              -                 -                 1,356             -                1,356
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2003          15,732      $     157      $    109,565      $     (76,070)    $     (2,851)     $     30,801
 Exercises of stock options         346              4             1,952               -                (287)            1,669
 Exercises of warrants            1,141             11             6,479               -                -                6,490
 Vesting of a non-qualified
     stock option                  -              -                   31               -                -                   31
 Warrants issued                   -              -                  137               -                -                  137
 Private stock offering           2,917             29            28,211               -                -               28,240
 Stock issued in connection
      with acquisitions             259              3             2,936               -                -                2,939
 Tax credit for disqualifying
     disposition of stock
     options                       -              -                  967               -                -                  967
 Net income                        -              -                 -                19,963             -               19,963
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2004          20,395      $     204      $    150,278      $     (56,107)    $     (3,138)     $     91,237
 Exercises of stock options         474              5             5,889               -                -                5,894
 Stock issued in connection
      with acquisitions             347              3             2,497               -                -                2,500
 Value related to a change
      in the conversion price
      of convertible debt          -              -                4,596               -                -                4,596
 Repurchase stock                  -              -                 -                  -                (483)             (483)
 Tax credit for disqualifying
     disposition of stock
     options                       -              -                  713               -                -                  713
 Net income                        -              -                 -                 2,573             -                2,573
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2005          21,216      $     212      $    163,973      $     (53,534)    $     (3,621)     $    107,030
                               ==========       ========       ===========       ============       ==========       ===========

                                         See Notes to Consolidated Financial Statements.



                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                                   2005                  2004                2003
                                            -------------------    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $          2,573      $        19,963      $       1,356
Adjustments to reconcile net income
   to cash provided by  operating
   activities:
     Depreciation and amortization                     11,146                8,679              6,104
     Accretion of discounted debt                         218                   62                422
     Unamortized fees relating to
         loans repaid                                    -                   1,097               -
     Non-employee option issued for
         services                                        -                     168                 40
     Deferred income taxes                              1,493              (12,550)              -
     Bad debt expense                                   1,527                  329                144
     Interest due on related party balances               (16)                 (12)               (10)

Changes in operating assets and
   liabilities (net
   of effect of acquisitions:

   Decrease (increase) in:
     Trade accounts receivable                          5,952              (10,985)               633
     Prepaid software costs, customer
         acquisition costs, and other
         current assets                                 1,255               (2,138)              (590)
     Deferred financing costs, customer
         acquisition costs, and
         other non-current assets                      (2,230)                (165)                84
   Increase (decrease) in:
     Accounts payable                                   1,178                4,242             (1,325)
     Income taxes payable                                (791)                 437                (96)
     Accrued expenses                                  (2,359)              (2,057)              (510)
     Payments on accrued loss on leased
         facilities                                      (145)                (156)              (148)
     Deferred revenue and other
         liabilities                                    2,143                 (598)              (168)
                                                ---------------       --------------        -------------
Net cash provided by operating activities              21,944                6,316              5,936
                                                ---------------       --------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and
   purchased software                                  (4,315)              (1,456)            (1,419)
Proceeds from fixed asset disposals                    24,962                 -                  -
Purchase of businesses, net of cash
   acquired                                           (84,394)             (88,593)              (350)
Purchases of auction-rate securities                     -                 (64,200)              -
Redemptions of auction-rate securities                   -                  64,200               -
Repurchase of Company's shares                           (483)                -                  -
Increase in deferred software costs                      (947)                (367)              (138)
                                                ---------------       --------------        -------------
Net cash used in investing activities                 (65,177)             (90,416)            (1,907)
                                                ---------------       --------------        -------------

                             Continued on next page.


                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                                   2005                  2004                2003
                                            -------------------    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from a private equity
   placement                                 $           -         $        28,240      $      69,942
Proceeds from issuance of Debentures                     -                    -                  -
Proceeds from sale of convertible notes                  -                  69,480
Proceeds from debt financing                           67,043               39,375               -
Redemption of preferred stock and
   warrants                                              -                    -                (56,321)
Repayment of debentures and interest
   accrued                                               -                    -                (12,227)
Repayments of debt and capitalized leases             (39,071)             (43,764)             (2,431)
Payment of costs related to debt
   financings                                            -                  (1,096)               -
Exercises of stock options and warrants                 5,894                8,159                 106
                                                ---------------       --------------        -------------
Net cash provided by (used in) financing               33,866              100,394                (931)
   activities
                                                ---------------       --------------        -------------
Net cash  provided by (used in)                        (9,367)              16,294               3,098
   continuing operations
CASH FLOWS FROM DISCONTINUED OPERATION:
Payments on portion of accrued loss on
   leased facilities relating to
   discontinued operation                                 (52)                 (56)                (51)
                                                ---------------       --------------        -------------
Net increase  (decrease)                               (9,419)              16,238               3,047
   in cash and equivalents
Cash and equivalents, beginning of year                26,311               10,073               7,026
                                                ---------------       --------------        -------------
Cash and equivalents, end of year            $         16,892      $        26,311      $       10,073
                                                ===============       ==============        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                  $          6,216      $         2,802      $           981
                                                ===============       ==============        =============
   Income taxes                              $          1,767      $           169      $           132
                                                ===============       ==============        =============
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
Notes payable issued for a portion of
   the redemption of the preferred stock
   and warrants                              $           -         $          -         $        25,000
                                                ===============       ==============        =============
Common stock issued for a portion of
   purchase price on acquisitions            $          2,500      $         2,939      $          -
                                                ===============       ==============        =============
Equipment acquired subject to a capital
   lease                                     $          8,301      $         5,942      $         2,475
                                                ===============       ==============        =============
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
Treasury shares received in
   payment of a stock option exercise        $           -         $           287      $          -
                                                ===============       ==============        =============
Additional Debentures issued in lieu
   of a cash payment of interest             $           -         $          -         $         1,310
                                                ===============       ==============        =============

                 See Notes to Consolidated Financial Statements.



                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of customers' financial condition, and generally does not require collateral. The Company maintains reserves for potential credit losses.

Property, Equipment and Software- Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the net present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful lives. Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by customers, is capitalized as Deferred Software Costs. Such assets are internal-use software, accounted for in accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The estimated useful lives of such assets vary between three and five years, based upon the estimated useful life of each particular software product. If the software has been developed for a particular client, the useful life equals the term of the related customer contract.

Goodwill, Other Intangible and Long-Lived Assets - Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Long-Lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Other intangible assets, primarily acquired customer lists, are amortized over their respective useful lives ranging from five to ten years and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, no impairment has occurred.

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

Advertising costs are expensed as incurred and are included in the caption Selling and Promotion Costs.

Deferred Revenue - The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recorded as revenue as the services are rendered.

Deferred Customer Acquisition Costs - The Company may incur significant direct and incremental costs in connection with services provided related to the migration and transition of new customers to the Company's systems. These services are performed so that the Company can provide on-going services in connection with long-term customer contracts. In certain instances, the Company may invoice and receive payment for these services as up-front non-refundable fees. The Company's policy is to defer these costs and associated revenues, if any, and to recognize them ratably over the period of the related long-term contract.

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

Earnings per Share - The Company computes earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the year ended December 31, 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 5,195,313 shares. The calculation of earnings per share for the year ended December 31, 2005 excludes 5,673,759 shares issuable upon conversion of the convertible notes and 1,545,424 shares related to stock options and warrants because to include them in the calculation would be antidilutive. For the year ended December 31, 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock and the effects of convertible securities aggregating 4,104,976 shares. The calculation for 2004 also includes an increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $906,000. The calculation of earnings per share for the year ended December 31, 2004 excludes 1,145,100 shares related to stock options and warrants because to include them in the calculation would be antidilutive. Earnings per share for the year ended December 31, 2003 excluded weighted average shares related to stock options and warrants of 594,026 because to include them in the calculations for that year would have been antidilutive.

Comprehensive Income - SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income (loss) is equal to its net income (loss) for all periods presented.

Segments - The Company and its subsidiaries operate in one reportable segment of providing information technology outsourcing services. Substantially all of the Company's revenues are derived from U.S. sources. Income from foreign sources is derived from one European customer the Company acquired as a result of an acquisition in April 2004 and amounts to approximately 1% in each of 2005 and 2004. All of the Company's assets are in the U.S.




Derivatives - The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

Fair Value of Financial Instruments - At December 31, 2005 and 2004, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, customer deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Examples of estimates used by management include, but are not limited to, the amount of reserve to apply to accounts receivable and to deferred income taxes, the valuation of intangibles, the forecasts used to evaluate the impairment of intangibles and other long term assets, the discount rate used in the valuation of capitalized leases, the method and term of depreciation and amortization applied to depreciable assets, the factors used in the calculation of stock option compensation expense, and the factors used in the calculation of deferred pension expense. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

Major Customers - For the year ended December 2005, one client accounted for 17% of the Company's total revenues. For the years ended December 31, 2004 and 2003, a different client accounted for 13% and 23%, respectively, of the Company's total revenues.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has no such transactions and, accordingly, does not expect that the adoption of SFAS No. 153 will have a material impact on its operating results or financial position.

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

As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share below. For options issued through February 8, 2006, the projected after-tax expense in 2006, 2007, and 2008 is $779,000, $508,000, and $136,000, respectively.

The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income (loss) in thousands of dollars and basic and diluted earnings
(loss) per common share for the years ended December 31, 2005, 2004, and 2003, respectively, would have been as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                         2005                2004                2003 *
                                                   -----------------    ----------------    -----------------
Net income (loss) to common stockholders:
        As reported                                $         2,573      $       19,963      $        (5,521)
        Stock compensation expense determined
          under fair value method                           (2,151)             (2,739)              (1,020)
                                                      --------------       -------------       --------------
            Pro forma                              $           422      $       17,224      $        (6,541)
                                                      ==============       =============       ==============

Basic net earnings (loss) to common
  stockholders per share:
        As reported                                $          0.13      $         1.12      $         (0.76)
        Stock compensation expense                           (0.11)              (0.15)               (0.14)
                                                      --------------       -------------       --------------
            Pro forma                              $          0.02      $         0.97      $         (0.90)
                                                      ==============       =============       ==============

Diluted net earnings (loss) to common
  stockholders per equivalent share:
        As reported                                $          0.12      $         0.95      $         (0.76)
        Stock compensation expense                           (0.10)              (0.13)               (0.14)
                                                      --------------       -------------       --------------
            Pro forma                              $          0.02      $         0.82      $         (0.90)
                                                      ==============       =============       ==============

* The Pro forma income (loss) and pro forma basic and diluted earnings (loss) per share for the year ended December 31, 2003 has been restated to properly account for forfeitures.

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted during the years ended December 31, 2005, 2004, and 2003 was $3,361,000, $6,093,000, and $595,000, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: a risk-free interest rate of between 3.375% and 4.375%; expected lives of three years; and expected volatility of between 33.31% and 48.1%. The following weighted average assumptions were used for grants in 2004: a risk-free interest rate of between 2.63% and 3.13%; expected lives of between six months and three years; and expected volatility of between 35.7% and 41.13%. The assumptions used in 2003 included a risk-free interest rate of between 2.21% and 2.63%, expected lives of three years, and expected volatility of between 41.13% and 53.0%.




2. ACQUISITIONS

(i)STRUCTURE, LLC

On November 30, 2005, Infocrossing acquired (i)Structure, LLC ("(i)Structure"), pursuant to the terms of a Purchase Agreement (the "Purchase Agreement"), dated as of October 24, 2005, by and between Infocrossing and Level 3 Financing, Inc., a Delaware corporation ("Level 3"). Pursuant to the Purchase Agreement, Infocrossing acquired 100 percent of the membership interests of (i)Structure from Level 3 (the "(i)Structure Acquisition"). The purchase price of the
(i)Structure Acquisition consisted of cash in the amount of approximately $82,267,000 and 346,597 shares of common stock of Infocrossing, $0.01 par value. Infocrossing funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from its new $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of a certain parcel of land containing a data center with approximately 88,000 rentable square feet in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. Subsequent to the acquisition, Infocrossing also sold and leased back a building and improvements with approximately 60,000 square feet in Tempe, Arizona (the "Tempe Property"). The Tempe Property is also subject to a ground lease.

(i)Structure, headquartered in Broomfield, CO, provides computing operations and managed infrastructure services to enterprise clients from data centers located in the central and western United States, and is recognized for their deep expertise across computing platforms and commitment to client satisfaction. The company's business model is based on signing clients to long-term contracts for managing mainframe, midrange and open system computing platforms, and related network and security services. An affiliate of Level 3 Financing was and continues to be a vendor of communications services to the Company and to
(i)Structure. This vendor relationship is independent of, and did not affect the decision to enter into, the purchase of (i)Structure.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the (i)Structure Acquisition. Certain information has not been received from the seller, the receipt of which may affect the preliminary fair values. The intangible asset subject to amortization relates to customer contracts acquired and is being amortized over seven years. All of the goodwill is deductible for tax purposes.

                           NOVEMBER 30, 2005
                             (IN THOUSANDS)

Trade accounts receivable                                  $      6,403
Other current assets                                              4,695
                                                              -----------
    Total current assets                                         11,098
Property, equipment, and purchased software                      36,894
    (see discussion of sale-leasebacks above)
Intangible asset subject to amortization                          9,400
Goodwill                                                         46,396
                                                              -----------
    Total assets acquired                                       103,788
                                                              -----------

Accounts payable and accrued expenses                           (15,424)
Deferred revenue                                                 (1,279)
Capitalized lease obligations                                      (318)
                                                              -----------
    Total liabilities assumed                                   (17,021)
                                                              -----------
Purchase price                                             $     86,767
                                                              ===========






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

INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000 (the "SMS Acquisition"). Subsequent to the acquisition, SMS changed its name to Infocrossing West, Inc. ("IFOX West"). The value of the 135,892 shares was determined using the average market price of the Company's common stock two days before and after March 4, 2004, when the terms of the acquisition were determined and announced. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $40,648,000 and an intangible asset subject to amortization in the amount of $1,650,000, relating to contract rights and customer relationships, was recorded. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through December 31, 2005, such contingent consideration totaled $775,000, which was recorded as additional goodwill.

IFOX West, headquartered in Orange County, California, provides information technology outsourcing and managed application services to clients primarily located in the western United States.

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

The results of each of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisition dates.




The following unaudited condensed combined pro forma information for the years ended December 31, 2005 and 2004 give effect to the (i)Structure Acquisition, the IHS Acquisition, and the SMS Acquisition as if they had occurred on January 1, 2004. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results that actually would have occurred had these transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings. For example, the Company expects to achieve annual pretax cost savings of between $9 and $11 million through the elimination of redundant positions and other savings. The pro forma information also does not give effect to the Minor Acquisitions because the impact these acquisitions would have on the pro forma information is not material.

                               PRO FORMA INFORMATION
                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                                 2005                2004
                                            ----------------    ---------------
Revenues                                    $      214,957      $     223,752
                                                ============        ===========
Net income (loss)                           $       (2,360)     $      15,326
                                                ============        ===========
Net income (loss) to common stockholders    $       (2,360)     $      15,326
                                                ============        ===========
Basic net earnings (loss) to common
    stockholders per share                  $        (0.11)              0.84
                                                ============        ===========
Diluted net earnings (loss) to common
    stockholders per equivalent share       $        (0.11)     $        0.73
                                                ============        ===========

On January 5, 2006, a subsidiary of the Company purchased substantially all of the assets and assumed certain liabilities of Soft Link Solutions, Inc., a provider of enterprise application services, for approximately $1,786,000 in cash and 216,241 shares of Company stock. Pursuant to the terms of the asset purchase agreement, we agreed to register the shares issued to Soft Link Solutions, Inc. for resale and, accordingly, included such shares in a Registration Statement on Form S-3 filed February 16, 2006. This Registration Statement has not yet been declared effective.

3. PROPERTY, EQUIPMENT AND SOFTWARE

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Property, equipment and purchased software consists of the following (in thousands):
                                                                    DEPRECIABLE
                                                 DECEMBER 31,      LIVES (YEARS)
                                          -----------------------  -------------
                                               2005       2004
                                          ----------- -----------
Computer equipment                        $   22,826  $   12,907        5-7
Computer equipment acquired under
   capital leases (Note 7)                    27,523      19,445         5
Furniture and office equipment                 3,171       1,566         7
Leasehold improvements                        10,335       9,225         *
Purchased software                            12,349       8,603         5
Vehicles                                         153         153         3
                                            ---------   ---------
                                              76,357      51,899
Less accumulated depreciation and
    amortization, including $13,490
    and $8,630 attributable to assets
    under capital leases at December 31,
    2005 and 2004, respectively              (35,608)    (26,786)
                                            ---------   ---------
                                          $   40,749  $   25,113
                                            =========   =========

         * Shorter of the useful life or the length of the lease.



Depreciation and amortization charged to operations was $8,828,000, $7,194,000, and $5,137,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

DEFERRED SOFTWARE COSTS

Deferred software costs consist of the following (in thousands):
                                                         DECEMBER 31,
                                             -----------------------------------
                                                  2005               2004
                                             ---------------    ----------------
Cost of internally-developed software        $       7,407      $        6,461
    and enhancements, including software
    under development
Accumulated amortization                            (5,826)             (5,384)
                                                 -----------        ------------
                                             $       1,581      $        1,077
                                                 ===========        ============

Amortization of deferred software costs charged to operations was $443,000, $554,000, and $616,000 for the years ended December 31, 2005, 2004, and 2003, respectively.


4.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

Changes in Goodwill for the years ended December 31, 2005 and 2004 is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                2005                 2004
                                           ----------------    -----------------
                                           $      103,177      $        28,361
Goodwill, beginning of year
(i)Structure Acquisition                           46,396                 -
SMS Acquisition                                     1,166               40,929
IHS Acquisition                                      -                  25,357
Minor Acquisitions                                     60                8,530
                                               ------------        -------------
Goodwill, end of year                      $      150,799      $       103,177
                                               ============        =============

OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

                                                        DECEMBER 31,
                                           -------------------------------------
                                                2005                 2004
                                           ----------------    -----------------
                                           $       24,250      $        14,851
Acquired customer lists
Accumulated amortization                           (4,397)              (2,523)
                                               ------------        -------------
                                           $       19,853      $        12,328
                                               ============        =============




Amortization charged to operations was $1,875,000, $931,000, and $354,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average life of all customer lists is approximately 7.4 years. Future amortization expense related to customer lists is estimated as follows (in thousands):

        Years ending December 31:
                             2006  $         3,499
                             2007            3,025
                             2008            2,739
                             2009            2,334
                             2010            2,075
                       Thereafter            6,181
                                        -----------
                                   $        19,853
                                        ===========

5.  ACCRUED EXPENSES

Accrued expenses consists of the following (in thousands):
                                                         DECEMBER 31,
                                                --------------------------------
                                                    2005              2004
                                                --------------    --------------
Payroll related accruals excluding taxes        $       8,211     $       1,619
Hardware leases and maintenance                         2,211             1,412
Outside processing                                      2,108               389
Software licenses and maintenance                       2,044             1,016
Interest                                                1,754             1,690
Payroll and sales taxes                                   988               463
Professional fees                                         860               958
Building rents                                            705               247
Other                                                   1,838               479
                                                    ----------        ----------
                                                $      20,719     $       8,273
                                                    ==========        ==========

The Company assumed $14,975,000 in liabilities as part of the (i)Structure Acquisition, including $9,712,000 of payroll related accruals. These liabilities assumed reduced the purchase price paid.

6.  RELATED PARTY TRANSACTIONS

Due from related parties consists of the following (in thousands):
                                                           DECEMBER 31,
                                                    ---------------------------
                                                       2005           2004
                                                    -----------    ------------
Due from the Chairman, bearing interest
   at the Prime Rate (7.25% at December 31, 2005)
   plus 1% per annum, repayable,
   including accrued interest, on demand            $      101     $        94
Due from other officers, bearing interest at
   the Prime Rate, repayable, including
   accrued interest, on demand                             153             144
                                                        -------        --------
Total due from related parties                      $      254     $       238
                                                        =======        ========

In accordance with the Sarbanes-Oxley Act of 2002, no further advances have been made to the Company's officers since July 2002. The accounts have accrued interest. In February 2006, the amounts due from each of the Chairman and Vice Chairman were reduced by $50,000 by applying a portion of their respective bonuses against the balance due to the Company.




Employment Agreements

CHAIRMAN AND VICE CHAIRMAN

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

The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2005, and does not expect to contribute to this plan in 2006. The following tables provide a reconciliation of the changes in the executive plan's benefit obligations for the year ended December 31, 2005:

                                                   2005
                                               --------------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at January 1                          $     -
Service cost including expenses                     347,836
Interest cost                                        20,870

                                               --------------
Obligation at December 31                        $  368,706
                                               --------------
FUNDED STATUS
Funded status at December 31                    $  (389,352)
Unrecognized (gain) / loss                           20,646
                                               --------------
Net amount recognized                           $  (368,706)
                                               --------------

The following table provides the components of net periodic benefit cost for fiscal years 2005 and 2004:


                                                    2005
                                              ---------------

Service cost                                      $  347,836
Interest cost                                         20,870
                                              ---------------
Net periodic benefit cost                            368,706
Settlement (gain) / loss                                -
                                              ---------------
Net periodic benefit cost                         $  368,706
                                              ---------------




The assumptions used in the measurement of the company's benefit obligation are shown in the following table:

                        Used for Net
                        Benefit Cost in
                        Fiscal Year                Used for Benefit
                        01/01/2005 to              Obligations as of
                        12/31/2005                 12/31/2005
                        -------------------        ----------------------
Discount rate              6.00%                      5.50%
Mortality:              1983 GAM (Male)            1994 GAR
                        Male and Female            Male and Female


The Company expects to have no payment obligation for the years 2006 through 2009, and expects to pay $1,080,000 for the years 2010 through 2014.

The Company may elect to defer compensation in excess of amounts deductible for Federal income tax purposes (currently $1,000,000), to the earlier of (1) a tax year where the compensation will be deductible, (b) the first anniversary of the termination of employment of the executive, or (c) the date on which the executive must pay Federal income tax on the amount.

The Chairman's employment agreement provides that no stock option awards will be granted through December 31, 2006, except at the sole discretion of the Board of Directors, or a duly authorized committee of the Board. The Vice Chairman's agreement provides that no stock option awards will be granted through December 31, 2006. In August 2004, the Chairman and Vice Chairman had been granted fully vested, non-qualified options to acquire 500,000 and 350,000 shares, respectively, of the Company's common stock at a price equal to the market price as of the date of grant. The options were granted pursuant to the Company's 2002 Stock Option and Stock Appreciation Rights Plan, as amended.

On January 21, 2005, the Chairman was awarded a fully vested, nonqualified option to acquire 750,000 shares of the Company's common stock at $25.00 per share (Note 9).

PRESIDENT OF A SUBSIDIARY

Effective October 1, 2004, Infocrossing Healthcare Services, Inc ("IHS"), a wholly-owned subsidiary of the Company, entered into an employee agreement with an executive who, during his term, shall serve as the President of IHS and report directly to the Board of Directors.

The employment agreement provides for an annual base salary of $250,000, reviewed no less than annually. The salary level achieved at any point shall be referred to as the "base salary." Also provided is the eligibility to earn a performance bonus with a target amount of $100,000, but payable in accordance with performance goals set forth by and at the discretion of the Compensation Committee of the Board of Directors of the Company. This bonus is to be paid no later than ninety (90) days following the end of the fiscal year.

The President of IHS was granted an option to acquire 50,000 shares of common stock of the Company, par value $.01 per share. The options will vest in equal amounts on October 1, 2004, 2005, and 2006. The options were granted pursuant to the terms and conditions of the Company's 2002 Stock Option and Stock Appreciation Rights Plan.

In the event that the President of IHS is terminated by the Company or resigns with good reason, as that term is defined in the employment agreement, he will be entitled under certain circumstances to severance equal to one year's base salary, paid monthly, unless during that twelve month period, he becomes employed or retained as a consultant by another company, in which event, he will receive 50% of the severance until the end of the twelve month period.

The President of IHS's employment agreement also provides that the Company will pay the difference between his former employer's retirement health plan and the Company's health plan up to an amount equal to the Company's health plan. Additionally, the Company shall purchase a disability insurance policy on his behalf and for his benefit under which he shall be eligible to receive annual payments in an amount equal to no less than 60% of the annual base salary in effect at the time he is determined to have become disabled.



DIVISION PRESIDENTS

Michael D. Jones, who has been appointed by the Company as President - Information Technology Outsourcing, received a bonus of $1,150,000 in connection with the (i)Structure Acquisition. Mr. Jones also has a severance agreement with
(i)Structure whereby if he is terminated by (i)Structure or the Company without cause, as that term is defined in the severance agreement, within six months of the (i)Structure Acquisition, he is entitled to a severance payment equal to $303,000, plus any accrued but unpaid vacation time, less any compensation (excluding the bonus payment noted above) actually earned during the period from the (i)Structure Acquisition to the date of termination.

Effective, January 1, 2006, the Company entered into an employment agreement with a divisional President of Enterprise Application Services ("EAS Division President") who shall report directly to the President of the Company.

The agreement has a term of three years and provides for, among other things, an annual base salary of at least $300,000, subject to review no less than annually. The salary level achieved at any point shall be referred to as the "base salary." Also provided is the eligibility to earn a bonus no more than one hundred percent (100%) of the base salary, in accordance with the parameters and satisfaction of performance goals to be determined by the Options and Compensation Committee of the Board of Directors of the Company. For calendar year 2006, the EAS Division President will earn a minimum bonus of $120,000 ("Guaranteed First Year Bonus"). Any bonus otherwise earned in 2006 shall be reduced by $120,000.

The EAS Division President was granted an option to acquire 75,000 shares of common stock of the Company, par value $.01 per share ("Common Stock"), vesting ratably at the end of each month of 2007. If he is actively employed January 1, 2008, the EAS Division President shall be granted an option to acquire an additional 50,000 shares vesting ratably at the end of each month of 2008. The options were and shall be granted pursuant to the Company's 2005 Stock Plan.

In the event that the EAS Division President is terminated by the Company without Cause or Good Reason, as those terms are defined in the agreement, he shall be entitled to severance which shall equal his semimonthly base salary at the time of termination plus any unpaid portion of the Guaranteed First Year Bonus, paid semimonthly, in arrears, during the Applicable Severance Period as defined in the agreement.

The EAS Division President will also receive a monthly automobile allowance in the amount of five hundred dollars ($500) per month to compensate for the business use of his personal automobile and the ability to share in benefits normally available to Company employees.





7.  NOTES PAYABLE, CONVERTIBLE DEBT, AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt consists of the following (in thousands):
                                                      DECEMBER 31,
                                           ----------------------------------
                                                2005                2004
                                           ---------------     --------------
Borrowing under a non-revolving
     loan facility                         $        -          $     24,375
Senior secured term loan                          55,000               -
Senior secured revolving loan                      5,000               -
Convertible debt due 2024 (a)                     65,164             69,542
Capitalized lease obligations                     14,121             10,198
                                               -----------        -----------
                                                 139,285            104,115
Less current portion                             (15,551)            (3,683)
                                               -----------        -----------
                                           $     123,734       $    100,432
                                               ===========        ===========

(a) Face value of $72 million.


ACQUISITION LOAN FACILITY

On November 30, 2005, Infocrossing, Inc., a Delaware corporation ("Infocrossing") entered into a $70 million senior secured credit facility (the "Credit Agreement"), with each of the banks and other financial institutions that either now or in the future are parties thereto as lenders (the "Lenders"), Bank of America, N.A., as sole and exclusive administrative and collateral agent and as a lender ("Bank of America"), and Banc of America Securities LLC, as sole and exclusive lead arranger and sole book manager ("Banc of America Securities"). Infocrossing's obligations under the Credit Agreement are unconditionally guaranteed by each of its domestic wholly-owned subsidiaries (the "Guarantors"). The Credit Agreement provides for a $55 million term loan facility, subject to amortization pursuant to the provisions of the Credit Agreement, and a $15 million revolving credit facility (including letter of credit subfacilities). The maturity date for both the term loan facility and the revolving credit facility is April 14, 2009. Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at the option of Infocrossing, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate (as such term is defined in the Credit Agreement). The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit the Company's ability to pay cash dividends. The Company was in compliance with such covenants at December 31, 2005. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross-defaults to other indebtedness and bankruptcy-related defaults. If any Event of Default occurs and is continuing, the administrative agent upon instruction from a majority of the lenders may terminate the commitments and may declare all of Infocrossing's obligations under the Credit Agreement to be immediately due and payable.

In connection with the Credit Agreement, Infocrossing entered into a Security Agreement, dated November 30, 2005 (the "Security Agreement"), with the Guarantors, and Bank of America pursuant to which the Borrower and the Guarantors granted a security interest in certain collateral to the Administrative Agent, for the benefit of the Lenders. The pledged collateral includes substantially all of the grantors' accounts receivable, chattel paper, documents, general intangibles, instruments, inventory, letter-of-credit rights and supporting obligations, deposit accounts and proceeds of the foregoing. Infocrossing also entered into a securities pledge agreement, dated November 30, 2005 (the "Securities Pledge Agreement"), with certain of its subsidiaries (the "Pledgors") and Bank of America, pursuant to which Infocrossing and the Pledgors granted a security interest in certain equity securities held by them to the Administrative Agent for the benefit of the Lenders.

Principal payments due on the $55 million term loan facility are: $5,000,000 in 2006; $12,500,000 in 2007; $17,500,000 in 2008; and the balance due in 2009.

At December 31, 2005, the balance due on the revolving credit facility was $5,000,000, and the Company has $10,000,000 available. The Company pays 0.5% per annum on any unused credit line.

The descriptions above of the Credit Agreement, the Security Agreement and the Pledge Agreement are qualified in their entirety by the complete text of the Credit Agreement, the Security Agreement and the Pledge Agreement.

BORROWING UNDER A NON-REVOLVING LOAN FACILITY

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

CONVERTIBLE DEBT

On July, 2004, the Company completed a private offering of $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Approximately $40,000,000 of the net proceeds from this offering was used to repay outstanding debt. The remaining balance was used to fund acquisitions and for general corporate purposes. Net proceeds after a discount of $2,520,000 and approximately $591,000 of costs and fees were approximately $68,889,000. The discount and loan costs are being amortized over the life of the Notes using the interest method. Interest on the Notes is payable semi-annually in arrears beginning on January 15, 2005.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of the Company's common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, the Company will have the right to deliver to the holders, at its option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004. After the effective date of the registration statement and prior to the end of the 18th month thereafter, if the market price of the Company's common stock were to be less than 68.23% ($10.48) of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period, the conversion price would immediately be reduced by 17.38% (to $12.69 initially, subject to adjustment as noted above for stock dividends, splits, etc.) (the "Reset Adjustment"); provided that (i) the Reset Adjustment shall only be applicable to Notes that have been sold or otherwise distributed pursuant to the registration statement referred to above or pursuant to Rule 144(k) under the Securities Act (and such adjustment shall apply to all such Notes, regardless of whether they are so sold or distributed before or after adjustment), and (ii) there shall be no more than one Reset Adjustment during the term of the Notes. On August 5, 2005, the Reset Adjustment was triggered. As a result of the Reset Adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. The Reset Adjustment was valued in accordance with EITF 00-27, "APPLICATION OF ISSUE NO. 98-5 - CERTAIN CONVERTIBLE INSTRUMENTS" at $4,596,000, and this amount was recorded as an increase to Additional Paid in Capital and as a discount to the carrying value of the Notes. This additional discount will be accreted to the carrying value of the Notes through a charge to interest expense over the life of the Notes.

At December 31, 2004, the unamortized discount was $6,836,000 and unamortized loan costs were $547,000.

The holders may convert their Notes into shares of the Company's common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of the Company's common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (1) distributions to the Company's common stockholders of rights to acquire shares of the Company's common stock at a discount; (2) distributions to the Company's common stockholders when the distribution has a per share value in excess of 5% of the market price of the Company's common stock; and (3) a consolidation, merger or binding share exchange pursuant to which the Company's common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require the Company to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, the Company may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes.

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


CAPITAL LEASE OBLIGATIONS

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. During the years ended December 31, 2005, 2004, and 2003, the Company entered into capital leases aggregating approximately $8,302,000, $5,942,000, and $2,475,000, respectively, excluding those assumed in business combinations.

The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments (amounts in thousands):

            Years ending December 31:
                                      2006                 $          6,563
                                      2007                            4,982
                                      2008                            3,153
                                      2009                            1,132
                                                               --------------
Total minimum lease payments                                         15,830
Less amount representing interest                                    (1,709)
                                                               --------------
Present value of net minimum lease payments                          14,121
Less current portion of obligations under capital leases             (5,551)
                                                               --------------
Long-term portion                                          $          8,570
                                                               ==============



8.  INCOME TAXES

The significant components of provision (benefit) for income taxes consists of (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------
                                           2005              2004             2003
                                      ---------------    -------------    --------------
Current tax  provision (benefit):
    Federal                           $        -         $        60      $       -
    State and local                             560              (49)               42
Deferred tax provision (benefit)              1,592          (12,550)             -
                                          -----------       ----------        ----------
Provision (benefit) for
    income taxes                      $       2,152      $   (12,539)     $         42
                                          ===========       ==========        ==========




A reconciliation of income taxes computed at the federal statutory rate to (benefit) provision for income tax is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                       2005               2004               2003
                                                   --------------    --------------     --------------
Tax provision computed at the statutory rate       $      1,599      $       2,612      $         468
Increase (decrease) in taxes resulting from:
State and local income taxes,
    net of federal income taxes                             489                361                 28
Non-deductible expenses                                      43                 28                 17
Benefit of tax credits                                      -                 -                  (471)
Change in valuation allowance                               -              (15,207)              -
Other, net                                                   21               (333)              -
                                                       ----------        -----------        -----------
                                                   $      2,152      $     (12,539)     $          42
                                                       ==========        ===========        ===========

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      DECEMBER 31,
                                         ---------------------------------------
                                               2005                 2004
                                         -----------------    ------------------
Deferred tax assets:
    Accrued liabilities                  $           419      $          1,211
    Allowance for doubtful accounts                  194                   132
    Deferred rent                                    648                   519
    Deferred revenue                               1,135                    61
    Net operating loss                            18,179                15,342
    Stock option exercise                          1,680                   967
    Other                                            217                   303
                                             -------------        --------------
                                                  22,472                18,535
                                             -------------        --------------
Deferred tax liabilities:
    Depreciation and amortization                 (1,976)               (1,942)
    Goodwill and intangible assets                (4,573)                 (709)
    Deferred software costs                         (658)                 (447)
    Other deferred costs                            (608)                 -
                                             -------------        --------------
                                                  (7,815)               (3,098)
                                             -------------        --------------
Net tax assets                                    14,657                15,437
Valuation allowance                               (2,462)               (2,462)
                                             -------------        --------------
Net deferred taxes                       $        12,195      $         12,975
                                             =============        ==============




In 2005 and 2004, the Company recorded $713,000 and $967,000 of deferred taxes attributable to the disqualifying disposition of stock options, directly increasing additional paid in capital.

As of December 31, 2003, the Company had established a valuation allowance of approximately $15.2 million against its deferred tax assets. As of December 31, 2004, the Company released the entire valuation allowance that was established as of December 31, 2003. The Company believes that it is more likely than not that it will be able to realize its deferred tax assets through expected future profits.

As of December 31, 2005 and 2004, the Company has recorded a valuation allowance of approximately $2.5 million against deferred tax assets related to approximately $5.9 million of net operating loss carryforwards acquired in the SMS Acquisition due to the uncertainty of realizing a tax benefit from that deferred tax asset.

During 2005 the Company generated a net operating loss for federal income tax purposes due to the timing of certain deductions. At December 31, 2005, the Company had net operating loss carryforwards of approximately $42 million for federal income tax purposes that begin to expire in 2019. The use of these net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code.

The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on its estimate of future taxable income. Changes in the Company's assessment of the need for a valuation allowance could give rise to adjustments in the valuation allowance and tax expense in the period of change.

At December 31, 2005, the Company has federal alternative minimum tax credit carryforwards of approximately $44,000 that do not expire.


9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. At December 31, 2005, no preferred shares are outstanding.

SERIES A PREFERRED STOCK

In a private placement in May 2000, the Company issued 157,377 shares of redeemable 8% Series A Cumulative Convertible Participating Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 2,531,926 shares of the Company's common stock at an exercise price of $0.01 per share (the "Investor Warrants"). The net proceeds were divided between the initial carrying values of the Investor Warrants and the Series A Preferred Stock (approximately $28 million and $30 million, respectively). The difference between the carrying value and the $60 million face value of the Series A Preferred Stock was then accreted as a monthly charge against retained earnings using the interest method. Accumulated and accrued unpaid dividends also increased the carrying value of the Series A Preferred Stock through a charge to retained earnings.

On October 21, 2003, the Company purchased and retired all the outstanding Series A Preferred Stock, including any dividends payable thereon, and all the Investor Warrants for $80,000,000, using $55,000,000 in cash from the proceeds of the first of two private stock offerings discussed below and issuing $25,000,000 in notes, which have subsequently been repaid.




COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may be outstanding in the future, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of legally available funds, and upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any. Certain provisions of a credit agreement to which the Company is a party do not permit the payment of cash dividends on common stock.


Holders of common stock have no preemptive rights, and have no rights to convert their common stock into any other security.

PRIVATE STOCK OFFERINGS

On October 21, 2003, the Company sold 9,739,111 shares of common stock and five year warrants to purchase 3,408,689 shares of common stock (the "PIPE Warrants") for a net aggregate amount of approximately $69,942,000. The PIPE Warrants have an exercise price of $7.86 per share and expire in October 2008. The private stock offering was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the private stock offering were principally used to fund the redemption of Series A Preferred Stock and Investor Warrants discussed above, the repayment of outstanding debentures as noted below, and to pay related fees and expenses. The remainder of the proceeds was used for working capital purposes. On February 12, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private stock offering investors as selling shareholders, was declared effective. The Company does not receive any proceeds from any sales of stock under this registration statement.

In 2004, holders of PIPE Warrants to purchase 825,706 shares exercised their warrants for cash, resulting in proceeds to the Company of approximately $6,490,000. In addition, four holders exercised warrants to purchase 705,388 shares by surrendering warrants for 389,412 shares in cashless exercises. The shares underlying the surrendered warrants had, at the respective exercise dates, market values equal to the exercise price of the total of the warrants, $5,544,350 in the aggregate. The holders received net shares totaling 315,976. No PIPE Warrants were exercised in 2005.

On March 31, 2004, the Company sold 2,917,000 shares of common stock for a net aggregate amount of approximately $28,240,000. The private stock offering was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the private stock offering were principally used to fund a portion of the purchase price of IFOX West as described in Note 2. On June 10, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private stock offering investors as selling shareholders, was declared effective. The Company does not receive any proceeds from any sales of stock under this registration statement.

PRIVATE SALE OF DEBENTURES WITH WARRANTS

In connection with the issuance in February 2002 of debentures, the Company issued warrants (the "Debenture Warrants") to purchase up to 2,000,000 shares of the common stock of the Company. The Debenture Warrants have an exercise price of $5.86 per share and expire on January 31, 2007. On October 21, 2003, the Company repaid the debentures and, in accordance with the debenture agreement, cancelled Debenture Warrants to purchase 937,500 shares of common stock. The remaining 1,062,500 Debenture Warrants have not been exercised.

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


STOCK PLAN AND STOCK OPTION PLANS

2005 Stock Plan

On June 13, 2005, the stockholders approved a Board of Directors resolution establishing the Company's 2005 Stock Plan (the "2005 Plan"). The Company has reserved 1,000,000 of the authorized shares of Common Stock for issuance under the 2005 Plan. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders.

The 2005 Plan and the 2002 and 1992 Plans described below (collectively, the "Plans") are administered by a committee (the "Committee") consisting of at least three Directors provided, however, that the composition of such committee shall comply with applicable rules of the Securities and Exchange Commission, as may be amended from time to time, and applicable listing requirements, as may be amended from time to time.

The Committee has full power to select from among the persons eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms of each award, subject to the provisions of the Plan. Persons eligible to participate in the Plan generally will be those officers, employees and Directors of the Company and consultants to the Company who are responsible for or contribute to the management, growth or profitability of the Company, as selected from time to time by the Committee.

STOCK OPTIONS GRANTED TO EMPLOYEES. The 2005 Plan permits the granting of both incentive stock options ("Incentive Options") and non-qualified stock options ("Non-Qualified Options") to Company employees. The exercise price of each option shall be determined by the Committee but shall not be less than 100% of the fair market value for the shares on the date of grant.

The term of each option shall be fixed by the Committee and may not exceed 10 years from the date of grant. The Committee shall determine at what time or times each option may be exercised and, subject to the provisions of the 2005 Plan, the period of time, if any, after death, disability or termination of employment during which options may be exercised. Options may also be made exercisable in installments.

To qualify as Incentive Options, options must meet additional federal tax requirements, as may be amended from time to time, including limits on the value of shares subject to Incentive Options which first become exercisable in any one year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.

STOCK OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS AND CONSULTANTS. The 2005 Plan permits the granting of Non-Qualified Options to non-employee officers and Directors of the Company and to consultants to the Company. The exercise price of such Non-Qualified Options shall be determined by the Committee and shall not be less than 100% of the fair market value of the Common Stock on the date of grant.

The term of each option shall be fixed by the Committee and may not exceed 10 years from the date of grant. The Committee shall determine at what time or times each option may be exercised and, subject to the provisions of the 2005 Plan, the period of time, if any, after death, disability or termination of employment during which options may be exercised. Options may also be made exercisable in installments.




Upon exercise of options, the option exercise price must be paid in full either
(i) in cash (ii) with the approval of the Committee (which may be withheld in its sole discretion), by the surrender of shares of the Company's common stock then owned by the grantee, (iii) from the proceeds of a loan from an independent broker-dealer whereby the loan is secured by the option or the stock to be received upon exercise, or (iv) by any combination of the FOREGOING and with the approval of the Committee (which may be withheld in its sole discretion) may be affected wholly or in part by monies borrowed from the Company pursuant to repayment terms and conditions as shall be determined from time to time by the Committee, in its discretion, separately with respect to each exercise of an Incentive Option and each grantee; PROVIDED, that each such method and time for payment and each such borrowing and terms and conditions of repayment shall then be permitted by and be in compliance with applicable law.

STOCK APPRECIATION RIGHTS. At the discretion of the Committee, options granted under the 2005 Plan to officers, employees, Directors or consultants may include stock appreciation rights. The exercise price of each stock appreciation right shall be determined by the Committee but shall not be less than 100% of the fair market value for the underlying shares on the date of grant. Such stock appreciation rights are only exercisable with their related stock options. Upon exercise of a stock appreciation right a grantee shall be entitled to receive in stock the difference between the current fair market value of common stock and the original exercise price of the underlying stock option. Stock appreciation rights not exercised with the exercise of the underlying option will automatically terminate.

RESTRICTED STOCK AND UNRESTRICTED STOCK. The Committee may also award shares of Common Stock subject to such conditions and restrictions as the Committee may determine ("Restricted Stock"). The purchase price, if any, of shares of Restricted Stock shall be determined by the Committee.

Recipients of Restricted Stock must enter into a Restricted Stock award agreement with the Company, in such form as the Committee determines, setting forth the restrictions to which the shares are subject and the date on which the restrictions will lapse and the shares become vested. The Committee may at any time waive such restrictions or accelerate such dates. If a participant who holds shares of Restricted Stock terminates the relationship with the Company for any reason (including death) prior to the vesting of such Restricted Stock, the Company shall have the right to require the forfeiture of such Restricted Stock in exchange for the amount, if any, which the participant paid for them. Prior to the vesting of Restricted Stock, the participant will have all rights of a stockholder with respect to the shares, including voting and dividend rights, subject only to the conditions and restrictions set forth in the 2005 Plan or in the Restricted Stock award agreement.

The Committee may also grant shares (at no cost or for a purchase price determined by the Committee) which are free from any restrictions under the 2005 Plan ("Unrestricted Stock"). Unrestricted Stock may be issued in recognition of past services or other valid consideration.

ADJUSTMENTS FOR STOCK DIVIDENDS, MERGERS, ETC. The Committee shall make appropriate adjustments in connection with outstanding awards to reflect stock dividends, stock splits and similar events. In the event of a merger, liquidation or similar event, the Committee in its discretion may provide for substitution or adjustments.

AMENDMENTS AND TERMINATION. The Board of Directors may at any time amend or discontinue the 2005 Plan. Moreover, no such amendment, unless approved by the stockholders of the Company, as may be required under (i) applicable rules of the Securities and Exchange Commission, as may be amended from time to time, or
(ii) if the Stock is listed on a national securities exchange or the Nasdaq system, with applicable listing requirements, as may be amended from time to time, or (iii) with respect to Incentive Stock Options, as required under applicable federal tax law or regulations, as may be amended from time to time.




2002 and 1992 Stock Option Plans

On June 25, 2002, the stockholders approved the Company's 2002 Stock Option and Stock Appreciation Rights Plan (the "2002 Plan"). In September 1992, the Company had adopted the 1992 Stock Option and Stock Appreciation Rights Plan (as subsequently amended and restated, "the 1992 Plan") that provided for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. The material features of the 1992 Plan and the 2002 Plan are substantially the same. Incentive stock options could be granted only to employees and officers of the Company, while non-qualified options could be issued to directors and consultants, as well as to officers and employees of the Company. Both the 1992 Plan and the 2002 Plan provided a maximum exercise period of ten years. Qualified options granted to a 10% or greater stockholder had to have a maximum term of five years under Federal tax rules. As a matter of practice, except with respect to a 10% or greater stockholder, the typical exercise period for options granted under the 2002 and 1992 Plans was ten years from the date of grant.

Upon adoption of the 2005 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 2002 Plan. The grants previously made under the 2002 Plan will not be affected. The number of authorized shares available in the 2002 Plan is equal to the total unexercised options remaining at any time. At December 31, 2005, the number of unexercised options in the 2002 Plan was 2,473,160.

Upon adoption of the 2002 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 1992 Plan. The grants previously made under the 1992 Plan will not be affected. The number of authorized shares available in the 1992 Plan is equal to the total unexercised options remaining at any time. At December 31, 2005, the number of unexercised options in the 1992 Plan was 855,482.



Activity in the Plans during the periods from December 31, 2002 through December 31, 2005 is as follows:

                                                   NUMBER OF          EXERCISE PRICE RANGE         WEIGHTED AVERAGE
                                                    OPTIONS                                         EXERCISE PRICE
                                                 ---------------    --------------------------    --------------------
Options outstanding, December 31, 2002               1,406,935           $3.25 - $37.78                  $8.93
         Options granted                               228,750            $6.27 - $9.91                  $8.34
         Options exercised                             (19,034)           $4.50 - $7.71                  $5.57
         Options cancelled                             (85,897)          $4.63 - $27.25                 $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
         Options granted                               470,250           $7.365 - $18.43                $10.18
         Options granted in excess of market           750,000               $25.00                     $25.00
         Options exercised                            (473,962)          $3.875 - $13.68                $12.44
         Options cancelled                             (73,251)          $4.00 - $27.25                 $15.21
                                                 ---------------
Options outstanding, December 31, 2005               3,685,642           $3.63 - $37.78                 $14.37
                                                 ===============



                 ADDITIONAL INFORMATION REGARDING EXERCISE PRICE RANGES OF OPTIONS OUTSTANDING:
------------------------------------------------------------------------------------------------------------------
                                                                 WEIGHTED                             WEIGHTED
                                                                 AVERAGE                              AVERAGE
                                               WEIGHTED        CONTRACTUAL                            EXERCISE
                           NUMBER OF           AVERAGE             LIFE            NUMBER OF          PRICE OF
  EXERCISE PRICE            OPTIONS            EXERCISE         REMAINING           OPTIONS         EXERCISABLE
       RANGE              OUTSTANDING           PRICES           (YEARS)          EXERCISABLE         OPTIONS
--------------------    ----------------     -------------    ---------------    --------------    ---------------
      $3.63 - $5.44             97,780          $5.06              3.4                 97,780          $5.06
      $5.45 - $8.16            296,196          $7.09              6.8                293,196          $7.09
     $8.17 - $12.23          1,861,242          $10.73             7.2              1,654,414          $10.87
    $12.24 - $18.35            599,774          $16.60             8.3                337,672          $16.37
    $18.36 - $27.53            823,150          $24.51             2.8                793,200          $24.74
    $27.54 - $37.78              7,500          $34.80             4.1                  7,500          $34.80
                        ----------------                                         --------------
                             3,685,642                                              3,183,762
                        ================                                         ==============


There were 3,183,762, 2,445,576, and 1,262,972 options exercisable at December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, there are 643,000 options available for future grant, of which 125,000 are reserved pursuant to an executive's employment agreement (See Note 6) and 11,750 are reserved for promised issuances, subject to Committee approval.

At December 31, 2005, the Company has reserved 3,055,095 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iv) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008.

At December 31, 2005, the Company had reserved 5,673,760 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes (see Note 7). Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) is 13,057,497.

Option Granted in Excess of Market

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


10.  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

Operating leases for facilities extend through December 31, 2025. Several of these leases contain escalation clauses, which cause the amounts paid each year to increase by a stated amount or percentage. The Company records as expense, however, a fixed amount representing the average of these varying payments. The difference between the cash payments and the expense recorded is deferred rent. The Company's obligation under certain of these leases are secured by either a cash deposit or a standby letter of credit, and aggregated $544,000 at December 31, 2005 and $618,000 at December 31, 2004. The standby letter of credit is collateralized by a cash investment that has been classified, along with the cash deposits, as a long-term asset. Total expense for occupancy costs was approximately $7,046,000, $3,989,000, and $2,492,000 for the years ended December 31, 2005, 2004, and 2003.



The Company leases certain of its data center equipment, various items of office equipment, and vehicles under standard commercial operating leases. The Company also has fixed-term obligations for software licenses and for disaster recovery services.

Approximate minimum future lease payments for real estate and other operating leases, software licenses, communications and disaster recovery services are as follows (in thousands):

     Years ending December 31,
               2006                  $               31,441
               2007                                  20,337
               2008                                  17,864
               2009                                  16,167
               2010                                   5,960
            Thereafter                               59,173
                                         --------------------
                                     $              150,942
                                         ====================

The Company sublet approximately 12,000 square feet in its California facility through February 28, 2006. Income from this sublease is approximately $202,000 in 2005 and will be approximately $32,000 in 2006.


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

11.  RETIREMENT PLANS

The Company maintains a 401(k) Savings Plan covering all eligible employees who have attained the age of 21 years and worked at least 1,000 hours in a one-year period. Plan participants may elect to contribute up to 100% of covered compensation each year, to the IRS maximum. Eligible participants may elect deferral contributions in excess of legal or plan limits under Code section 414(v), EGTRRA "Catch-up" contributions. The Company may make matching contributions at the discretion of the Board of Directors. The Company has not made any matching contributions. The administrative costs of the Plans are borne by the Company.







12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands except per share data):

                                                                        THREE MONTHS ENDED:
                                        ------------------------------------------------------------------------------------
                                            MARCH 31,             JUNE 30,              SEPTEMBER 30,        DECEMBER 31,
                                               2005                 2005                    2005                 2005
                                        -------------------   ------------------    -------------------    -----------------
Revenues                                 $         37,527      $        35,194       $         34,094      $        41,191
                                            ===============       ==============        ===============       ==============
Net income (loss)                        $          2,437      $           124       $            113      $          (101)
                                            ===============       ==============        ===============       ==============
Net incoem (loss) per
    basic common share                   $           0.12      $          0.01       $           0.01      $         (0.01)
                                            ===============       ==============        ===============       ==============
Net income (loss) per
    diluted common share                 $           0.11      $          0.01       $           0.01      $         (0.01)
                                            ===============       ==============        ===============       ==============


                                                                        THREE MONTHS ENDED:
                                        ------------------------------------------------------------------------------------
                                            MARCH 31,             JUNE 30,              SEPTEMBER 30         DECEMBER 31,
                                               2004                 2004                    2004                 2004
                                        -------------------   ------------------    -------------------    -----------------
Revenues                                 $         15,176      $        24,611       $         26,445      $        38,717
                                            ===============       ==============        ===============       ==============
Net income (loss)                        $            775      $          (262)      $          2,041      $        17,409
                                            ===============       ==============        ===============       ==============
Net income (loss) per
    basic common share                   $           0.05      $         (0.01)      $           0.11      $          0.91
                                            ===============       ==============        ===============       ==============
Net income (loss) per
    diluted common share                 $           0.05      $         (0.01)      $           0.10      $          0.68
                                            ===============       ==============        ===============       ==============




                                               INFOCROSSING, INC. AND SUBSIDIARIES
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (IN THOUSANDS)

                                BALANCE AT          CHARGED TO
                               BEGINNING OF          COSTS AND          CHARGED TO                                 BALANCE AT END
                                  PERIOD             EXPENSES         OTHER ACCOUNTS          DEDUCTIONS              OF PERIOD
                             -----------------    ----------------    ---------------       ---------------        ----------------
ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
Year ended
   December 31, 2005          $          249       $       1,527       $        100    (b)  $       1,238   (a)     $         637
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2004          $          570       $         329       $     -              $         650   (a)     $         249
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2003          $        1,051       $         144       $     -              $         625   (a)     $         570
                                 =============        ============        ===========          ============            ============

VALUATION ALLOWANCE
   OFFSETTING NET
   DEFERRED TAX ASSETS
Year ended
   December 31, 2005          $        2,462       $       -           $      -             $       -               $       2,462
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2004          $        15,207      $       15,207      $      2,462         $    -                  $        2,462
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2003          $        15,799      $      -            $     -              $          592          $       15,207
                                 =============        ============        ===========          ============            ============


(a) Uncollectible accounts written off, net of recoveries. (b) Assumed in the
(i)Structure acquisition.














                                    Page S-1