Form 10-Q
period 2006-03-31
INFOCROSSING INC
filed 2006-05-10
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               -------------------------------------------------
                                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the transition period from                         to
                               ------------------------   ----------------------

Commission file number:0-20824
                       ---------------------------------------------------------

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

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act) (Check one:
Large Accelerated Filer [ ]    Accelerated Filer [X]   Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 21,264,878 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 10, 2006.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                           (In Thousands Except Share Amounts)

                                                                                        March 31,        December 31,
                                      ASSETS                                              2006               2005
                                                                                    ---------------     --------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                              $      11,734      $      16,892
  Trade accounts receivable, net of allowances for doubtful accounts of
       $473 and $637 at March 31, 2006 and December 31, 2005, respectively                 25,217             25,631
  Due from related parties                                                                    158                254
  Prepaid software costs                                                                   12,101              5,604
  Deferred income taxes                                                                     2,097              2,097
  Current deferred customer acquisition costs                                               1,002              1,084
  Other current assets                                                                      5,678              4,064
                                                                                       ------------       ------------
    Total current assets                                                                   57,987             55,626

  Property, equipment and purchased software, net                                          40,024             40,749
  Deferred software, net                                                                    1,776              1,581
  Goodwill                                                                                154,678            150,799
  Other intangible assets, net                                                             19,190             19,853
  Deferred income taxes                                                                     9,647             10,098
  Deferred customer acquisition costs                                                       3,388              2,770
  Deferred financing costs                                                                  3,474              3,710
  Other non-current assets                                                                  1,258              1,249
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     291,422      $     286,435
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $      12,709      $      11,880
  Current portion of long-term debt and capitalized lease obligations                      18,219             15,551
  Accrued expenses                                                                         16,437             20,719
  Income taxes payable                                                                      1,015                560
  Current deferred revenue                                                                  2,032              1,000
                                                                                       ------------       ------------
    Total current liabilities                                                              50,412             49,710

Notes payable, long-term debt and capitalized lease obligations,
  net of current portion                                                                  121,260            123,734
Deferred revenue, net of current portion                                                    6,151              3,017
Other long-term liabilities                                                                 3,184              2,944
                                                                                       ------------       ------------
TOTAL LIABILITIES                                                                         181,007            179,405
                                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                -                   -
  Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
    21,451,485 and 21,216,032 at March 31, 2006 and December 31, 2005, respectively           215                212
  Additional paid-in capital                                                              166,344            163,973
  Accumulated deficit                                                                     (52,523)           (53,534)
                                                                                       ------------       ------------
                                                                                          114,036            110,651
  Less 668,969 shares at March 31, 2006 and December 31, 2005,
    of common stock held in treasury, at cost                                              (3,621)            (3,621)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                110,415            107,030
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     291,422      $     286,435
                                                                                       ============       ============

                                See Notes to Consolidated Financial Statements.

                                    INFOCROSSING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited, In Thousands Except
                                  Numbers of Shares and Per Share Amounts)

                                                                        Three Months Ended March 31,
                                                                     ------------------------------------
                                                                          2006                 2005
                                                                     ---------------       --------------
REVENUES                                                          $         55,921      $        37,527
                                                                     ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues                                                        40,265               25,847
   Selling and promotion costs                                               1,958                  958
   General and administrative expenses                                       5,233                2,579
   Depreciation and amortization                                             4,131                2,620
                                                                     ---------------       --------------
                                                                            51,587               32,004
                                                                     ---------------       --------------
INCOME FROM OPERATIONS                                                       4,334                5,523
                                                                     ---------------       --------------
Interest income                                                                105                  126
Interest expense                                                             2,522                1,591
                                                                     ---------------       --------------
                                                                             2,417                1,465
                                                                     ---------------       --------------
INCOME BEFORE INCOME TAXES                                                   1,917                4,058

Income tax expense                                                             906                1,621
                                                                     ---------------       --------------

NET INCOME                                                        $          1,011      $         2,437
                                                                     ===============       ==============

BASIC INCOME PER SHARE:
   Net income                                                     $           0.05      $          0.12
                                                                     ===============       ==============
   Weighted average number of common shares outstanding                 20,754,196           20,086,501
                                                                     ===============       ==============

DILUTED INCOME PER SHARE:
   Net income                                                     $           0.05      $          0.11
                                                                     ===============       ==============
   Weighted average number of common shares and
       share equivalents outstanding                                     21,922,259          27,338,434
                                                                     ===============       ==============

                           See Notes to Consolidated Financial Statements.

                                             INFOCROSSING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (Unaudited, in thousands)

                                 Common                     Additional         Accumulated       Treasury
                                 Shares      Par Value    Paid in Capital        Deficit       Stock at Cost         Total
                               ----------    ---------    ---------------    --------------    --------------    -------------
Balances,
   December 31, 2005              21,216     $   212      $      163,973     $     (53,534)    $     (3,621)     $     107,030

Exercises of stock options            19           1                 123             -                -                    124

Stock issued in connection
     with an acquisition             216           2               1,784             -                -                  1,786

Fair value of stock options        -           -                     464             -                -                    464

Net income                         -           -                   -                 1,011            -                  1,011
                               ----------    ---------    ---------------    --------------    --------------    -------------
Balances,
   March 31, 2006                 21,451     $   215      $      166,344     $     (52,523)    $     (3,621)     $     110,415
                               ==========    =========    ===============    ==============    ==============    =============

                                     See Notes to Consolidated Financial Statements.

                                              INFOCROSSING, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                                                              Three Months Ended March 31,
                                                                                       -------------------------------------------
                                                                                                2006                   2005
                                                                                       --------------------   --------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            1,011     $            2,437
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                    4,131                  2,620
   Accretion of discounted convertible debt                                                            88                     31
   Deferred income taxes                                                                              451                  1,406
   Compensation expense related to stock options                                                      464                 -
   Deferred compensation expense related to executive pension benefits                                 92                     92
   Payments received on related party balances, net of interest charges                                96                     (3)
   Decrease (increase) in:
     Trade accounts receivable                                                                        425                    698
     Prepaid software costs                                                                        (6,497)                  (126)
     Deferred customer acquisition costs and other current assets                                  (1,022)                  (963)
     Other non-current assets                                                                        (391)                    64
   Increase (decrease) in:
     Accounts payable                                                                                 717                    217
     Accrued expenses                                                                              (4,440)                (1,115)
     Income taxes payable                                                                             427                   (216)
     Deferred revenue                                                                               4,165                     47
     Other liabilities                                                                                249                    156
                                                                                          -----------------      -----------------
          Net cash (used in) provided by operating activities                                         (34)                 5,345
                                                                                          -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment, and purchased software                                         (1,054)                  (779)
   Payments related to acquisitions                                                                (2,237)                 -
   Disposal of property                                                                             -                         15
   Additional purchase price consideration.                                                         -                       (127)
   Increase in deferred software costs                                                               (308)                  (182)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (3,599)                (1,073)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capitalized leases                                                        (1,640)                (1,140)
   Exercises of stock options and warrants                                                            124                  5,827
                                                                                          -----------------      -----------------
          Net cash (used in) provided by financing activities                                      (1,516)                 4,687
                                                                                          -----------------      -----------------
          Net cash (used in) provided by continuing operations                                     (5,149)                 8,959

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                           (9)                   (13)
                                                                                          -----------------      -----------------
Net (decrease) increase in cash and equivalents                                                    (5,158)                 8,946
Cash and equivalents, beginning of period                                                          16,892                 26,311
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           11,734     $           35,257
                                                                                          =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            2,612     $            2,367
                                                                                          =================      =================
     Income taxes                                                                      $               29     $              437
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            1,727     $            3,209
                                                                                          =================      =================
     Shares given in partial payment of an acquisition                                 $            1,786     $           -
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

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and the consolidated statement of stockholders' equity for the three months ended March 31, 2006 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), 'Share-Based Payment', which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The Company adopted SFAS 123(R) using the modified-prospective method on January 1, 2006.

Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in previously filed consolidated financial statements.

There are no other changes to the Company's Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for December 31, 2005.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


2.  ACQUISITIONS

(i)STRUCTURE, LLC

On November 30, 2005, the Company acquired 100 percent of the membership interests of (i)Structure, LLC ("(i)Structure") from Level 3 Financing, Inc., a Delaware corporation ("Level 3") for a cash payment of approximately $82,267,000 and 346,597 shares of Company stock valued at $2,500,000. The Company funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from a $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of land and an 88,000 rentable square foot building in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. Subsequent to the acquisition, the Company also sold and leased back a 60,000 square foot building and improvements in Tempe, Arizona (the "Tempe Property"). The Tempe Property is subject to a ground lease. An affiliate of Level 3 was and continues to be a vendor of communications services to the Company and to (i)Structure. This vendor relationship is independent of, and did not affect the decision to enter into, the purchase of
(i)Structure.

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

                           November 30, 2005
                             (In thousands)

Trade accounts receivable                                  $      6,403
Other current assets                                              4,695
                                                              -----------
    Total current assets                                         11,098
Property, equipment, and purchased software                      36,894
    (see discussion of sale-leasebacks above)
Intangible asset subject to amortization                          9,400
Goodwill                                                         46,456
                                                              -----------
    Total assets acquired                                       103,848
                                                              -----------

Accounts payable and accrued expenses                           (15,484)
Deferred revenue                                                 (1,279)
Capitalized lease obligations                                      (318)
                                                              -----------
    Total liabilities assumed                                   (17,081)
                                                              -----------
Purchase price                                             $     86,767
                                                              ===========

In January 2006, the Company purchased substantially all of the assets and the business, and assumed certain liabilities, of a provider of enterprise application services, for approximately $1,786,000 in cash and 216,241 shares of Company stock (the "EAS Acquisition"). This acquisition gave rise to approximately $3,819,000 of goodwill and an estimated $250,000 in amortizable customer contracts

The Company had agreed to register the shares issued for the (i)Structure and EAS Acquisitions for resale on Form S-3. This Registration Statement was declared effective April 21, 2006. The Company will not receive any of the proceeds from these resales.

The following unaudited condensed combined pro forma information for the quarter ended March 31, 2005 gives effect to the (i)Structure Acquisition as if it had occurred on January 1, 2005. The pro forma information may not be indicative of the results that actually would have occurred had the transaction been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings. For example, the Company expects to achieve annual pretax cost savings of between $9 and $11 million through the elimination of redundant positions and other savings. The pro forma information also does not give effect to the EAS Acquisition because the impact this acquisition would have on the pro forma information is not material.

                              Pro Forma Information
                      (In Thousands except Per Share Data)

                                                     Quarter ended
                                                     March 31, 2005

Revenues                                             $    55,027
                                                     =============
Net income                                           $       782
                                                     =============
Basic net earnings per share                         $      0.04
                                                     =============
Diluted net earnings  per equivalent share           $      0.04
                                                     =============

The results of each of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisition dates.

3.  STOCK PLAN AND STOCK OPTION PLANS

2005 Stock Plan
---------------

On June 13, 2005, the stockholders approved a Board of Directors resolution establishing the Company's 2005 Stock Plan (the "2005 Plan"). The Company has reserved 1,000,000 of the authorized shares of Common Stock for issuance under the 2005 Plan. On June 15, 2006, the stockholders of the Company will vote on a proposal to increase the shares reserved for the 2005 Plan to 2,000,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders.

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

The term of each option shall be fixed by the Committee and may not exceed 10 years from the date of grant. The Committee shall determine at what time or times each option may be exercised and, subject to the provisions of the 2005 Plan, the period of time, if any, after death, disability or termination of employment during which options may be exercised. Options may also be made exercisable in installments. Both Incentive Options and Non-Qualified Options typically vest (become exercisable) either upon the date of grant or over a three-year period.

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

The Committee may also grant shares (at no cost or for a purchase price determined by the Committee) under the 2005 Plan that are free from any restrictions ("Unrestricted Stock"). Unrestricted Stock may be issued in recognition of past services or other valid consideration.

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

2002 and 1992 Stock Option Plans
--------------------------------

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

Upon adoption of the 2005 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 2002 Plan. The grants previously made under the 2002 Plan will not be affected. The number of authorized shares available in the 2002 Plan is equal to the total unexercised options remaining at any time. At March 31, 2006, the number of unexercised options in the 2002 Plan was 2,429,023.

Upon adoption of the 2002 Plan, the resolution of the Board of Directors stipulated that no further grants be made pursuant to the 1992 Plan. The grants previously made under the 1992 Plan will not be affected. The number of authorized shares available in the 1992 Plan is equal to the total unexercised options remaining at any time. At March 31, 2006, the number of unexercised options in the 1992 Plan was 854,979.

Activity in the Plans during the periods from December 31, 2002 through March 31, 2006 is as follows:

                                                   Number of          Exercise Price Range         Weighted Average
                                                    Options                                         Exercise Price
                                                 ---------------    --------------------------    --------------------
Options outstanding, December 31, 2002               1,406,935           $3.25 - $37.78                  $8.93
         Options granted                               228,750            $6.27 - $9.91                  $8.34
         Options exercised                             (19,034)           $4.50 - $7.71                  $5.57
         Options cancelled                             (85,897)          $4.63 - $27.25                 $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
         Options granted                               470,250          $7.365 - $18.43                 $10.18
         Options granted in excess of market           750,000               $25.00                     $25.00
         Options exercised                            (473,962)         $3.875 - $13.68                 $12.44
         Options cancelled                             (73,251)          $4.00 - $27.25                 $15.21
                                                 ---------------
Options outstanding, December 31, 2005               3,685,642           $3.63 - $37.78                 $14.37
         Options granted                               161,452               $10.285                    $10.29
         Options exercised                             (19,212)           $5.42 - $8.21                  $6.43
         Options cancelled                             (25,728)          $6.84 - $27.25                 $17.35
                                                 ---------------
Options outstanding, March 31, 2006                  3,802,154           $3.63 - $37.78                 $14.22
                                                 ===============


The intrinsic value (calculated by subtracting the exercise price from the fair value on the date of exercise) for options exercised during the quarter ended March 31, 2006 was approximately $109,000.

Additional information regarding activity relating to unvested options during the quarter ended March 31, 2006:

                                                   Number of
                                                    Unvested                                       Weighted Average
                                                    Options           Exercise Price Range          Exercise Price
                                                 ---------------    --------------------------    --------------------
Unvested Options, December 31, 2005                    501,980           $6.31 - $18.43                 $13.91
         Options granted - unvested                    115,000               $10.285                    $10.29
         Options vesting                               (51,307)          $6.32 - $18.43                 $15.58
         Unvested options cancelled                    (22,447)          $6.84 - $18.43                 $17.38
                                                 ---------------
Unvested Options, March 31, 2006                       543,226           $6.31 - $18.43                 $12.84
                                                 ===============

Additional information regarding exercise price ranges of options outstanding and exercisable:

                                                                 Weighted                             Weighted
                                                                 Average                              Average
                                               Weighted        Contractual                            Exercise
                           Number of           Average             Life            Number of          Price of
  Exercise Price            Options            Exercise         Remaining           Options          Exercisable
       Range              Outstanding           Prices           (Years)          Exercisable         Options
--------------------    ----------------     -------------    ---------------    --------------    ---------------
      $3.63 - $5.44             97,727          $5.06              3.1                 97,727          $5.06
      $5.45 - $8.16            277,329          $7.13              6.9                276,720          $7.13
     $8.17 - $12.23          2,021,276          $10.69             7.2              1,708,985          $10.86
    $12.24 - $18.35            582,563          $16.58             7.9                366,291          $16.41
    $18.36 - $27.53            815,759          $24.57             2.5                801,505          $24.68
    $27.54 - $37.78              7,500          $34.80             3.9                  7,500          $34.80
                        ----------------                                         --------------
                             3,802,154                                              3,258,728
                        ================                                         ==============

There were 3,258,728; 3,183,762; 2,445,576; and 1,262,972 options exercisable at
March 31, 2006 and December 31, 2005, 2004, and 2003, respectively. At March 31, 2006, there were 481,548 options available for future grant, of which 125,000 are reserved pursuant to an executive's employment agreement and 11,750 are reserved for promised issuances, subject to Committee approval.

At March 31, 2006, the Company has reserved 3,055,095 common shares for issuance upon exercise of the following warrants: (i) 1,062,500 shares exercisable at $5.86 per share expiring January 31, 2007; (ii) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (iii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iv) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008.

At March 31, 2006, the Company had reserved 5,673,760 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes. Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) is 13,012,557.

Stock-Based Compensation
------------------------

The Company adopted SFAS 123(R) (see Note 1) using the modified prospective method effective as of January 1, 2006.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company previously accounted for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on its results of operations. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: a risk-free interest rate of 4.595%; expected lives of three years; and expected volatility of 47.58%. The following weighted average assumptions were used for grants in 2005: a risk-free interest rate of 3.38%; expected lives of three years; and expected volatility of 33.31%.

The expense recorded in general and administrative expenses, representing the fair value of options vesting during the quarter ended March 31, 2006, was approximately $464,000. At the Company's current effective tax rate, the after-tax effect of this charge in the first quarter of 2006 was $254,000 or $0.01 per both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at March 31, 2006 totals approximately $1,948,000, amortizable over the period ending December 31, 2008. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it. The weighted average amortization period is 2.1 years.

The Company has not determined what impact SFAS 123(R) might have on the nature, timing, and amounts of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income in thousands of dollars and basic and diluted earnings per common share for the three month period ended March 31, 2005 would have been as follows:
                                     Three Months
                                    Ended March 31,
                                         2005
                                   ------------------
Net income as reported             $          2,437
   Deduct stock-based
      employee compensation
      determined under the fair
      value method for all awards,
      net of tax                             (1,223)
                                      ---------------
            Pro forma income       $          1,214
                                      ===============

Net income per share:
      Basic as reported            $           0.12
                                      ===============
      Diluted as reported          $           0.11
                                      ===============
      Basic, pro forma             $           0.06
                                      ===============
      Diluted, pro forma           $           0.06
                                      ===============

4.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the quarters ended March 31, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock and, in 2005, the effects of convertible securities, aggregating 1,142,649 and 7,251,933 shares, respectively. The calculation for 2005 also includes an increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $456,000. The calculation of earnings per share for the quarters ended March 31, 2006 and 2005 excludes 2,443,622 and 973,600 shares, respectively, related to out-of-the-money stock options and warrants because to include them in the calculation would be antidilutive. The effect of the convertible securities is excluded in 2006 because it is not dilutive. The adoption of SFAS 123(R) did not have a material impact on the number of diluted shares outstanding, and did not change earnings per share.


5.  INCOME TAXES

In the period ended March 31, 2006, the Company recorded income tax expense of 906,000, consisting of a current provision of $455,000 and a deferred provision of $451,000. The effective rate in the Current Quarter was 46%, compared with 40% in the Prior Year's Quarter. The increase in the effective rate reflects greater state income tax expense since the Company now conducts business in more states, including states with higher income tax rates, than in the comparable period last year.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. The Company had a deferred tax valuation allowance of $2,462,000 at March 31, 2006. The Company has net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.


6. RELATED PARTY TRANSACTIONS.

In February 2006, the Chairman and Vice Chairman each paid $50,000 to reduce their respective indebtedness to the Company.

The employment agreements of the Chairman and Vice Chairman provide for lifetime pension benefits of $180,000 annually for the Chairman and $120,000 annually for the Vice Chairman, which will be paid beginning with the commencement of each executive's reduced part-time employment period. The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2005, and does not expect to contribute to this plan in 2006. The expense recorded in each of the periods ended March 31, 2006 and 2005 was $92,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management believes that we are a leading provider of selective information technology outsourcing services to enterprise clients. We deliver a full suite of outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our history of more than twenty years, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth and remain an integral component of our long-term growth strategy.

On November 30, 2005, we acquired 100% of the membership interests in
(i)Structure, LLC., a Delaware limited liability company ("(i)Structure") with operations in Colorado and data centers in Omaha, NE and Tempe, AZ, from Level 3 Financing, Inc. for a total purchase price of approximately $86,767,000, including related acquisition costs of $2,000,000 and 346,597 shares of our common stock valued at $2,500,000 (the "(i)Structure Acquisition").

The operations of (i)Structure are included in consolidated operations from the date of the acquisition. (i)Structure is being integrated into our operations so that the entire enterprise will benefit from operational leverage and consolidation.

The (i)Structure Acquisition was recorded as a purchase in accordance with the Financial Accounting Standards Board, Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

We operate in one reportable segment of providing information technology outsourcing services.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AND 2005

For the quarter ended March 31, 2006 (the "Current Quarter"), revenues increased $18,394,000 (49%) to $55,921,000 from $37,527,000 for the quarter ended March
31, 2005 (the "Prior Year's Quarter"). This net increase includes $19,564,000 of revenue from clients added as the result of the (i)Structure Acquisition. Excluding revenues added from the business acquired, revenues decreased by $1,170,000 (3%). The decrease is net of growth from both new and existing customers.

Costs of revenues increased by $14,418,000 (56%) to $40,265,000 during the Current Quarter compared with $25,847,000 for the Prior Year's Quarter. The increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the
(i)Structure Acquisition. Costs of revenues as a percentage of revenues increased to 72% in the Current Quarter from 69% in the Prior Year's Quarter, reflecting a lower gross margin percentage of 28% in the Current Quarter compared with 31% in the Prior Year's Quarter. This is related to the reduction of revenues other than from the acquisition without offsetting cost reductions. Cost reductions had been deferred during 2005 in anticipation of new revenue opportunities that did not materialize and the (i)Structure Acquisition. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure acquisition, we began implementing cost reductions that are expected to result in savings of between $9,000,000 to $11,000,000 in 2006, with a portion of the savings to be realized in the second quarter of 2006 with additional savings expected to be realized in the third and fourth quarters of the year. Identified synergies are expected to result in between $13,000,000 to $15,000,000 in annualized savings once the reductions have been fully implemented by the end of 2006. We expect gross margins to improve to approximately 33% by the end of the year.

Selling and promotion costs increased by $1,000,000 (104%) to $1,958,000 for the Current Quarter from $958,000 for the Prior Year's Quarter, and increased as a percentage of revenues to 4% for the Current Quarter from 3% for the Prior Year's Quarter. Of this increase, $857,000 (86% of the increase) is attributable to additional compensation and related expenses for an expanded sales force. The remainder of the increase is attributable to expanded marketing activities.

General and administrative expenses increased by $2,654,000 (103%) to $5,233,000 for the Current Quarter from $2,579,000 for the Prior Year's Quarter. Approximately $761,000, or 29% of the total increase, was related to the
(i)Structure Acquisition. Approximately $554,000 (21% of the total increase) was due to professional fees, including $446,000 in legal fees. Severance costs arising from the integration of the acquisition was responsible for $206,000, or 8% of the increase. Finally, approximately $464,000 (17%) was due to the non-cash expense of stock options. On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), 'Shared-Based Payment' using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Quarter was $254,000 or $0.01 per both basic and diluted shares. Had we elected for early adoption of this standard, the pretax expense we would have recorded in the Prior Year's Quarter would have been $2,039,000. The unrecorded pretax compensation cost related to unvested options at March 31, 2006 totals approximately $1,948,000, amortizable over the period ending December 31, 2008. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $1,511,000 (58%) to $4,131,000 for the Current Quarter from $2,620,000 for the
Prior Year's Quarter. $1,486,000 of this increase was related to the
(i)Structure Acquisition, including $519,000 in amortization of customer contracts.

Net interest expense increased by $952,000 to $2,417,000 for the Current Quarter from $1,465,000 for the Prior Year's Quarter. This net increase consists of a reduction in interest income of $21,000 and additional interest expense of $931,000. Interest expense on the $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"), including amortization of deferred financing costs and discount, was $815,000 for the Current Quarter compared with $758,000 in the Prior Year's Quarter. The increase was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on bank debt in the Prior Year's Quarter was $538,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in the Current Quarter of $1,404,000. Such debt was $60,000,000 for the Current Quarter and $24,375,000 for the Prior Year's Quarter.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at March 31, 2006. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Quarter, we recorded a tax expense of $906,000, compared with tax expense of $1,621,000 for the Prior Year's Quarter. The effective rate in the Current Quarter was 46%, compared with 40% in the Prior Year's Quarter. The increase in the effective rate reflects greater state income tax expense since we now conduct business in more states, including states with higher income tax rates, than in the Prior Year's Quarter.

We had net income of $1,011,000 for the Current Quarter compared with $2,437,000 for the Prior Year's Quarter. The decrease resulted from higher selling, general and administrative expense, as well as interest and depreciation expenses due to the (i)Structure acquisition.

For the Current Quarter, we had income per common share of $0.05 on both a basic and diluted basis, compared with income per common share of $0.12 per basic share and $0.11 per diluted share for the Prior Year's Quarter. The number of weighted average shares increased to approximately 20,754,000 basic shares from approximately 20,087,000 basic shares for the Prior Year's Quarter, reflecting the issuance of approximately 563,000 shares for acquisitions; the repurchase of 50,000 shares in the open market in July 2005; and the exercise of options for an additional 29,000 shares. Weighting the 2005 shares at 100% accounts for the remainder of the difference. Diluted weighted average shares decreased from approximately 27,338,000 diluted shares in the Prior Year's Quarter to approximately 21,999,000 diluted shares in the current quarter. Diluted shares in the Prior Year's Quarter include 4,687,500 shares issuable upon conversion of our convertible notes. The convertible notes are excluded from the calculation of diluted shares in the Current Quarter as they are not dilutive at this time.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $34,000 for the Current Quarter. During the Current Quarter, we had the following significant sources of cash:
$1,011,000 of net income, $4,131,000 of depreciation and amortization; $878,000 from a decrease in deferred tax assets and an increase in taxes payable; $464,000 from the expensing of stock options now required pursuant to SFAS 123(R); a $4,165,000 increase in deferred revenue, including $3,000,000 from one customer; $717,000 from an increase in accounts payable; and $425,000 from a decrease in accounts receivable. Significant uses of cash during the Current Quarter include an increase in prepaid expenses and other current assets of $7,519,000, including an annual payment of $7,650,500 for software license fees, payable pursuant to an (i)Structure contract existing from prior to the acquisition; and a decrease in accrued expenses of $4,440,000 as a result of payments needed on the balance sheets of companies acquired. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

In the Current Quarter, we paid $1,786,000 for a minor acquisition, and $450,000 of previously-accrued acquisition-related costs. Other investing activities during the Current Quarter include $1,054,000 for the purchase of fixed assets. During the Current Quarter, we also entered into capital leases having an aggregate carrying value of approximately $1,727,000 and invested $308,000 in internally-developed software.

On November 30, 2005, we entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with each of the banks and other financial institutions that either now or in the future are parties thereto as lenders (the "Lenders"), Bank of America, N.A., as sole and exclusive administrative and collateral agent and as a lender ("Bank of America"), and Banc of America Securities LLC, as sole and exclusive lead arranger and sole book manager. The Credit Agreement provides for a $55 million term loan facility, subject to amortization pursuant to the provisions of the Credit Agreement, and a $15 million revolving credit facility (including letter of credit subfacilities). The maturity date for both the term loan facility and the revolving credit facility is April 14, 2009. Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate (as such term is defined in the Credit Agreement). In December, 2005, we repaid $10,000,000 of the revolving credit facility, and entered into a standby letter of credit of $500,000 for the benefit of one of our new customers. The amortization on the term loan due within the next twelve months is $7,500,000. Also, beginning in 2007, we are subject to a potential payment of 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, which is due no later than 95 days after each year end. In addition, if we receive certain types of cash payments, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make a prepayment of the term loan in the amount of one-half of the received proceeds. On April 27, 2006, we received $2,801,000 from the exercise of a stock warrant, and will pay $1,400,500 of this amount on or before May 11, 2006.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. We were in compliance with such covenants at March 31, 2006.

Financing activities during the Current Quarter include the repayment of approximately $1,640,000 of capital leases and the receipt of $124,000 from the exercise of stock options. In addition, we added $1,727,000 of equipment subject to new capital lease agreements during the Current Quarter.

We have $72,000,000 of outstanding 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Interest on the Notes of $1,440,000 is payable semi-annually in July and January.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004.

On August 5, 2005, because the market price of our common stock was less than 68.23% ($10.48) of the initial conversion price for at least 20 trading days during the 30 consecutive trading day period ending on August 5, 2005, a reset adjustment was triggered, whereby the conversion price was immediately reduced by 17.38% to $12.69. As a result of the reset adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. No further reset adjustments will be made, but the adjusted conversion price of $12.69 remains subject to adjustment as noted above for stock dividends, splits, etc.

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

The holders may convert their Notes into shares of our common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal quarter if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (b) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes.

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

As of March 31, 2006, we had cash and equivalents of $11,734,000 and approximately $9,500,000 of availability under our revolving credit facility.

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

For the Current Quarter our EBITDA increased by $322,000 (4%) to $8,465,000 from $8,143,000 for the comparable period in 2005. EBITDA for the Current Quarter includes a non-cash charge of $464,000 relating to stock option expense recorded under SFAS 123(R).

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

                          Reconciliation - in Thousands
--------------------------------------------------------------------------------
                                               Quarter Ended March 31,
                                    --------------------------------------------
                                            2006                    2005
                                    --------------------    --------------------
NET INCOME                          $            1,011      $            2,437
  Add back:
    Tax expense                                    906                   1,621
    Interest expense                             2,417                   1,465
    Depreciation and amortization                4,131                   2,620
                                    --------------------    --------------------
EBITDA                              $            8,465      $            8,143
                                    ====================    ====================

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, income from operating activities or any other performance measures derived in accordance with GAAP.

RECENT ACCOUNTING PRONOUNCEMENTS

None


FORWARD-LOOKING STATEMENTS

Statements made in this Report on Form 10-Q (the "Quarterly Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the completion of the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.,
(i)Structure, LLC; and other risks and uncertainties including those set forth in this Quarterly Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to release any revisions to or update these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence or effect of anticipated or unanticipated events.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity. As of March 31, 2006, however, we had $60,000,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). Each one percent increase in the interest rate we pay on the variable rate debt would result in an increase in annual interest expense of $600,000. We believe that the carrying amount of our fixed rate debt (the Notes) and capitalized leases of $79,285,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

FOREIGN CURRENCY RISKS

We believe that our foreign currency risk is immaterial. Our income from foreign sources is derived from a single customer and amounted to approximately 1% of total revenues in 2005 and less than 1% for the Current Quarter.


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK ISSUED FOR A PORTION OF ACQUISITION PRICE

In connection with the acquisition of certain net assets and the business of Soft Link Solutions, Inc. in January 2006, the Company issued 216,241 shares of common stock, $0.01 par value, valued at $1,786,000. The common stock was issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as this issuance of common stock does not involve a public offering. The Company included these shares in a Registration Statement on Form S-3, for the sale of these and other shares, filed with the Securities and Exchange Commission. This Registration Statement was declared effective April 21, 2006.

ITEM 6 - EXHIBITS

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

10.30 Special Sale Bonus Agreement between (i)Structure, LLC and Michael D. Jones, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for December 31, 2005.

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





                                      INFOCROSSING, INC.

May 10, 2006                           /s/ ZACH LONSTEIN
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

May 10, 2006                           /s/ WILLIAM J. McHALE
                                      ------------------------------------------
                                      William J. McHale
                                      SVP - Finance and Chief Financial
                                         Officer

                             EXHIBITS FILED HEREWITH

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.