Form 10-Q
period 2006-06-30
INFOCROSSING INC
filed 2006-08-09
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the transition period from                       to
                               ---------------------    ------------------------

Commission file number: 0-20824
                        --------------------------------------------------------

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

There were 21,614,102 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 8, 2006.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                           (In Thousands Except Share Amounts)



                                                                                        June 30,         December 31,
                                      ASSETS                                              2006               2005
                                                                                    ---------------    ---------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                              $      16,651      $      16,892
  Trade accounts receivable, net of allowances for doubtful accounts of
       $428 and $637 at June 30, 2006 and December 31, 2005, respectively                  20,543             25,631
  Due from related parties                                                                    161                254
  Prepaid software costs                                                                   10,281              5,604
  Deferred income taxes                                                                     2,097              2,097
  Current deferred customer acquisition costs                                                 988              1,084
  Other current assets                                                                      6,312              4,064
                                                                                       ------------       ------------
  Total current assets                                                                     57,033             55,626

  Property, equipment and purchased software, net                                          40,305             40,749
  Deferred software, net                                                                    2,327              1,581
  Goodwill                                                                                158,115            150,799
  Other intangible assets, net                                                             18,441             19,853
  Deferred income taxes                                                                     8,522             10,098
  Deferred customer acquisition costs                                                       3,145              2,770
  Deferred financing costs                                                                  3,337              3,710
  Other non-current assets                                                                  1,346              1,249
                                                                                       ------------       ------------
  TOTAL ASSETS                                                                      $     292,571      $     286,435
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $       8,361      $      11,880
Current portion of long-term debt and capitalized lease obligations                        20,671             15,551
Accrued expenses                                                                           16,355             20,719
Income taxes payable                                                                        1,236                560
Current deferred revenues                                                                   4,015              1,000
                                                                                       ------------       ------------
  Total current liabilities                                                                50,638             49,710

Notes payable, long-term debt and capitalized lease obligations, net of current
  portion                                                                                 117,500            123,734
Deferred revenues, net of current portion                                                   5,267              3,017
Other long-term liabilities                                                                 3,331              2,944
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       176,736            179,405
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                  -                   -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
  22,282,721 and 21,216,032 at June 30, 2006 and December 31, 2005, respectively              223                212
Additional paid-in capital                                                                169,806            163,973
Accumulated deficit                                                                       (50,573)           (53,534)
                                                                                       ------------       ------------
                                                                                          119,456            110,651
Less 668,969 shares at June 30, 2006 and December 31, 2005,
  of common stock held in treasury, at cost                                                (3,621)            (3,621)
                                                                                       ------------       ------------
  TOTAL STOCKHOLDERS' EQUITY                                                              115,835            107,030
                                                                                       ------------       ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     292,571      $     286,435
                                                                                       ============       ============

                              See Notes to Consolidated Interim Financial Statements.

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited, In Thousands Except Numbers of Shares and Per Share Amounts)


                                                    Three Months Ended June 30,                 Six Months Ended June 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2006                  2005                  2006                  2005
                                              ------------------    ------------------    ------------------    -----------------
                                                            (Unaudited)                                (Unaudited)
REVENUES                                      $         56,836      $         35,194      $        112,757      $        72,721
                                                 ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding
      depreciation shown below                          40,234                25,506                80,499               51,353
   Selling and promotion costs                           2,121                 1,156                 4,079                2,114
   General and administrative expenses                   4,581                 4,011                 9,814                6,590
   Depreciation and amortization                         4,129                 2,671                 8,260                5,291
                                                 ---------------       ---------------       ---------------       --------------
                                                        51,065                33,344               102,652               65,348
                                                 ---------------       ---------------       ---------------       --------------
INCOME FROM OPERATIONS                                   5,771                 1,850                10,105                7,373
                                                 ---------------       ---------------       ---------------       --------------
Interest income                                            142                   126                   247                  252
Interest expense                                         2,597                 1,616                 5,119                3,207
                                                 ---------------       ---------------       ---------------       --------------
                                                         2,455                 1,490                 4,872                2,955
                                                 ---------------       ---------------       ---------------       --------------
INCOME BEFORE INCOME TAXES                               3,316                   360                 5,233                4,418

Income tax expense                                       1,366                   236                 2,272                1,857
                                                 ---------------       ---------------       ---------------       --------------

NET INCOME                                    $          1,950      $            124      $          2,961      $         2,561
                                                 ===============       ===============       ===============       ==============

BASIC EARNINGS PER SHARE:
   Net income                                 $           0.09      $           0.01      $           0.14      $          0.13
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
      common shares outstanding                     21,266,019            20,247,587            21,011,521           20,167,490
                                                 ===============       ===============       ===============       ==============

DILUTED EARNINGS PER SHARE:
   Net income                                 $           0.09      $           0.01      $           0.14      $          0.11
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
       common shares and share equivalents
       outstanding                                  22,213,539            22,114,261            21,857,723           22,415,204
                                                 ===============       ===============       ===============       ==============

                               See Notes to Consolidated Interim Financial Statements.

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited, in thousands)


                              Common        Par Value        Additional         Accumulated          Treasury            Total
                              Shares                       Paid in Capital        Deficit          Stock at Cost
                            ----------    -------------    ---------------    -----------------    --------------    ---------------
Balances,
   December 31, 2005           21,216     $        212     $      163,973     $       (53,534)     $     (3,621)     $     107,030

Exercises of stock
     options and warrants         851                9              3,188               -                 -                  3,197

Stock issued in connection
     with an acquisition          216                2              1,784               -                 -                  1,786

Portion of tax provision
     relating to stock
     option expense             -                -                     20               -                 -                     20

Fair value of stock options     -                -                    841               -                 -                    841

Net income                      -                -                  -                   2,961             -                  2,961
                            ----------       ----------       ------------       --------------       -----------       ------------
Balances,
   June 30, 2006               22,283     $        223     $      169,806     $       (50,573)     $     (3,621)     $     115,835
                            ==========       ==========       ============       ==============       ===========       ============


                             See Notes to Consolidated Interim Financial Statements.

Page 5

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                               Six Months Ended June 30,
                                                                                       -------------------------------------------
                                                                                                2006                   2005
                                                                                       --------------------   --------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            2,961     $            2,561
Adjustments to reconcile net income to cash provided by operating activities
   (operating activities include the operations of companies acquired subsequent to their respective acquisition dates):
   Depreciation and amortization                                                                    8,260                  5,291
   Additions to allowance for doubtful accounts                                                    -                       1,285
   Accretion of discounted convertible debt                                                           175                     62
   Deferred income taxes                                                                            1,576                  1,298
   Compensation expense related to stock options                                                      841                 -
   Deferred compensation expense related to executive pension benefits                                215                    184
   Payments received on related party balances, net of interest charges                                93                     (7)
   Decrease (increase) in:
     Trade accounts receivable                                                                      5,187                  6,018
     Prepaid software costs                                                                        (4,677)                    19
     Deferred customer acquisition costs and other current assets                                  (1,083)                  (638)
     Other non-current assets                                                                         (26)                   168
   Increase (decrease) in:
     Accounts payable                                                                              (3,720)                (3,053)
     Accrued expenses                                                                              (4,975)                  (976)
     Income taxes payable                                                                              10                   (531)
     Deferred revenues                                                                              3,962                  1,270
     Other liabilities                                                                                186                    185
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                 8,985                 13,136
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment, and purchased software                                         (2,710)                (2,000)
   Payments related to acquisitions                                                                (4,491)                  (379)
   Disposal of property                                                                            -                          15
   Increase in deferred software costs                                                               (513)                  (372)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (7,714)                (2,736)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capitalized leases                                                        (4,691)                (2,297)
   Exercises of stock options and warrants                                                          3,197                  5,895
                                                                                          -----------------      -----------------
          Net cash  (used in) provided by financing activities                                     (1,494)                 3,598
                                                                                          -----------------      -----------------
          Net cash (used in) provided by continuing operations                                       (223)                13,998

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                          (18)                   (26)
                                                                                          -----------------      -----------------
Net (decrease) increase in cash and equivalents                                                      (241)                13,972
Cash and equivalents, beginning of period                                                          16,892                 26,311
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           16,651     $           40,283
                                                                                          =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            4,172     $            3,198
                                                                                          =================      =================
     Income taxes                                                                      $              685     $            1,095
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            3,294     $            4,219
                                                                                          =================      =================
     Value of shares given in partial payment of an acquisition                        $            1,786     $           -
                                                                                          =================      =================

                              See Notes to Consolidated Interim Financial Statements.

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

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, and the consolidated statement of stockholders' equity for the six months ended June 30, 2006 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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


2.  Acquisitions

(i)STRUCTURE, LLC

On November 30, 2005, the Company acquired 100 percent of the membership interests of (i)Structure, LLC ("(i)Structure") from Level 3 Financing, Inc., a Delaware corporation ("Level 3") for a cash payment of approximately $82,267,000 and 346,597 shares of Company stock valued at $2,500,000. The Company funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from a $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of land and an 88,000 rentable square foot building in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. Subsequent to the acquisition, the Company also sold and leased back a 60,000 square foot building and improvements in Tempe, Arizona (the "Tempe Property"). The Tempe Property is subject to a ground lease. The purchase price is subject to an adjustment based on final values of certain components of working capital, the values of which are being negotiated between the Company and Level 3. An affiliate of Level 3 was and continues to be a vendor of communications services to the Company and to (i)Structure. This vendor relationship is independent of, and did not affect the decision to enter into, the purchase of (i)Structure.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of the (i)Structure Acquisition. The settlement of the working capital adjustment noted above will affect the final fair values. The intangible asset subject to amortization relates to customer contracts acquired and is being amortized over seven years. All of the goodwill is deductible for tax purposes.

                           November 30, 2005
                             (In thousands)

Trade accounts receivable                                  $      6,403
Other current assets                                              4,695
                                                              -----------
    Total current assets                                         11,098
Property, equipment, and purchased software                      36,894
    (see discussion of sale-leasebacks above)
Intangible asset subject to amortization                          9,400
Goodwill                                                         46,456
                                                              -----------
    Total assets acquired                                       103,848
                                                              -----------

Accounts payable and accrued expenses                           (15,484)
Deferred revenues                                                (1,279)
Capitalized lease obligations                                      (318)
                                                              -----------
    Total liabilities assumed                                   (17,081)
                                                              -----------
Purchase price                                             $     86,767
                                                              ===========

During the period ended June 30, 2006, the Company acquired two additional businesses (the "Minor Acquisitions") for approximately $3,445,000 in cash, $152,000 in acquisition expenses, and 216,241 shares of the Company's common stock valued at approximately $1,786,000. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary respective fair values. As part of the allocation, approximately $7,256,000 was allocated to goodwill, $400,000 was allocated to amortizable intangible assets (contract rights and customer relationships) that are being amortized over their estimated useful life of five years, and $500,000 to purchased deferred software development cost being amortized over three years. The goodwill related to the Minor Acquisitions is deductible for tax purposes.

The Company had agreed to register the shares issued for the (i)Structure and one of the Minor Acquisitions for resale on Form S-3. This Registration Statement was declared effective April 21, 2006. The Company will not receive any of the proceeds from these resales.

The following unaudited condensed combined pro forma information for the three and six months ended June 30, 2005 gives effect to the (i)Structure Acquisition as if it had occurred on January 1, 2005. The pro forma information may not be indicative of the results that actually would have occurred had the transaction been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings. For example, the Company expects to achieve annual pre-tax cost savings of between $11 and $12 million through the elimination of redundant positions and other savings. The pro forma information also does not give effect to the Minor Acquisitions because the impact these acquisitions would have on the pro forma information is not material.

                            Pro Forma Information

                     (In Thousands except Per Share Data)
                              3 Months Ended              6 Months Ended
                              June 30, 2005               June 30, 2005

Revenues                $               52,974       $           107,821
                           ---------------------        -------------------
Net loss                $               (1,328)      $              (545)
                           ---------------------        -------------------
Basic net loss per
share                   $                (0.06)      $             (0.03)
                           ---------------------        -------------------
Diluted net loss per
equivalent share        $                (0.06)      $             (0.03)
                           ---------------------        -------------------

The results of each of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisition dates.

3.  Stock Plan and Stock Option Plans

2005 Stock Plan

On June 13, 2005, the stockholders approved a Board of Directors resolution establishing the Company's 2005 Stock Plan (the "2005 Plan"). The Company has reserved 1,000,000 of the authorized shares of Common Stock for issuance under the 2005 Plan. On June 15, 2006, the stockholders of the Company voted to increase the shares reserved for the 2005 Plan to 2,000,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders.

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

Upon exercise of options, the option exercise price must be paid in full either
(i) in cash (ii) with the approval of the Committee (which may be withheld in its sole discretion), by the surrender of shares of the Company's common stock then owned by the grantee, (iii) from the cash proceeds of a loan from an independent broker-dealer whereby the loan is secured by the option or the stock to be received upon exercise, or (iv) by any combination of the foregoing and with the approval of the Committee (which may be withheld in its sole discretion) may be affected wholly or in part by monies borrowed from the Company pursuant to repayment terms and conditions as shall be determined from time to time by the Committee, in its discretion, separately with respect to each exercise of an Incentive Option and each grantee; provided, that each such method and time for payment and each such borrowing and terms and conditions of repayment shall then be permitted by and be in compliance with applicable law.

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

2002 and 1992 Stock Option Plans

On June 25, 2002, the stockholders approved the Company's 2002 Stock Option and Stock Appreciation Rights Plan (the "2002 Plan"). In September 1992, the Company had adopted the 1992 Stock Option and Stock Appreciation Rights Plan (as subsequently amended and restated, the 1992 Plan") that provided for the granting of options to employees, officers, directors, and consultants for the purchase of common stock. The material features of the 1992 Plan and the 2002 Plan are substantially the same. Incentive stock options could be granted only to employees and officers of the Company, while non-qualified options could be issued to directors and consultants, as well as to officers and employees of the Company. Both the 1992 Plan and the 2002 Plan provided a maximum exercise period of ten years. Qualified options granted to a 10% or greater stockholder had to have a maximum term of five years under Federal tax rules. As a matter of practice, except with respect to a 10% or greater stockholder, the typical exercise period for options granted under the 2002 and 1992 Plans was ten years from the date of grant.

No further grants will be made pursuant to either the 2002 Plan or the 1992 Plan. The grants previously made under these plans will not be affected. The number of authorized shares available in the 2002 Plan is equal to the total unexercised options remaining at any time. At June 30, 2006, the number of unexercised options in the 2002 Plan and the 1992 Plan was 3,213,748.

Activity in the Plans during the periods from December 31, 2002 through June 30, 2006 is as follows:

                                                   Number of          Exercise Price Range         Weighted Average
                                                    Options                                         Exercise Price
                                                 ---------------    --------------------------    --------------------
Options outstanding, December 31, 2002               1,406,935           $3.25 - $37.78                  $8.93
         Options granted                               228,750            $6.27 - $9.91                  $8.34
         Options exercised                             (19,034)           $4.50 - $7.71                  $5.57
         Options cancelled                             (85,897)          $4.63 - $27.25                 $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
         Options granted                               470,250           $7.365 - $18.43                $10.18
         Options granted in excess of market           750,000               $25.00                     $25.00
         Options exercised                            (473,962)          $3.875 - $13.68                $12.44
         Options cancelled                             (73,251)          $4.00 - $27.25                 $15.21
                                                 ---------------
Options outstanding, December 31, 2005               3,685,642           $3.63 - $37.78                 $14.37
         Options granted                               380,340           $10.29 - $12.90                $11.20
         Options exercised                             (64,178)           $3.63 - $9.91                  $6.14
         Options cancelled                             (59,716)          $5.33 - $27.25                 $16.24
                                                 ---------------
Options outstanding, June 30, 2006                   3,942,088           $3.63 - $37.78                 $14.17
                                                 ===============


The intrinsic value (calculated by subtracting the exercise price from the fair value on the date of exercise) for options exercised during the six months ended June 30, 2006 was approximately $506,000.

Additional information regarding activity relating to unvested options during the six months ended June 30, 2006:

                                                   Number of
                                                    Unvested                                       Weighted Average
                                                    Options           Exercise Price Range          Exercise Price
                                                 ---------------    --------------------------    --------------------
Unvested Options, December 31, 2005                    501,980           $6.31 - $18.43                 $13.91
         Options granted - unvested                    327,200           $10.28 - $12.90                $10.99
         Options vesting                               (99,886)          $6.32 - $18.43                 $13.37
         Unvested options cancelled                    (44,469)          $6.84 - $18.43                 $16.14
                                                 ---------------
Unvested Options, June 30, 2006                        684,825           $7.17 - $18.43                 $12.34
                                                 ===============


Additional information regarding exercise price ranges of options outstanding and exercisable:

                                                                 Weighted                             Weighted
                                                                 Average                              Average
                                               Weighted        Contractual                            Exercise
                           Number of           Average             Life            Number of          Price of
  Exercise Price            Options            Exercise         Remaining           Options         Exercisable
       Range              Outstanding           Prices           (Years)          Exercisable         Options
--------------------    ----------------     -------------    ---------------    --------------    ---------------
      $3.63 - $5.44             69,828          $5.24               2.0                69,828          $5.24
      $5.45 - $8.16            267,655          $7.14               6.7               267,496          $7.14
     $8.17 - $12.23          2,109,432          $10.70              7.2             1,722,775          $10.87
    $12.24 - $18.35            676,373          $15.96              8.0               387,877          $16.42
    $18.36 - $27.53            811,300          $24.60              2.2               801,787          $24.67
    $27.54 - $37.78              7,500          $34.80              3.7                 7,500          $34.80
                        ----------------                                         --------------
                             3,942,088                                              3,257,263
                        ================                                         ==============


There were 3,257,263; 3,183,762; 2,445,576; and 1,262,972 options exercisable at
June 30, 2006 and December 31, 2005, 2004, and 2003, respectively. At June 30, 2006, there were 996,160 options available for future grant, of which 275,000 are reserved pursuant to executive employment agreements.

At June 30, 2006, the Company has reserved 1,992,595 common shares for issuance upon exercise of the following warrants: (i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,877,595 shares exercisable at $7.86 per share expiring October 20, 2008. During the six months ended June 30, 2006, warrants for 478,126 common shares were exercised for cash, and warrants for 584,374 shares were exercised without cash payment by surrendering warrants for 276,231 shares and receiving 308,144 common shares.

At June 30, 2006, the Company had reserved 5,673,760 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes. Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) is 12,879,603.

Stock-Based Compensation

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2006: a risk-free interest rates of between 4.370% and 5.203%; expected lives of between three and five years; and expected volatilities of between 44.00% and 47.90%. The following weighted average assumptions were used for grants in 2005: a risk-free interest rate of 3.38%; expected lives of three years; and expected volatility of 33.31%.

The expense recorded in general and administrative expenses, representing the fair value of options vesting during the six months ended June 30, 2006, was approximately $841,000. At the Company's current effective tax rate, the after-tax effect of this charge in the six months ended June 30, 2006 was $479,000 or $0.02 per both basic and diluted shares. The expense recorded in the second quarter of 2006 was approximately $385,000, with an after-tax effect of $219,000, or $0.01 per both basic and diluted shares. The unrecorded pre-tax compensation cost related to unvested options at June 30, 2006 totals approximately $2,467,000, amortizable over the period ending March 31, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it. The weighted average amortization period is 2.1 years.

The Company has not determined what impact SFAS 123(R) might have on the nature, timing, and amounts of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income in thousands of dollars and basic and diluted earnings per common share for the three and six month periods ended June 30, 2005 would have been as follows:

                                         Three Months Ended     Six Months Ended
                                            June 30, 2005         June 30, 2005
                                         ------------------     ----------------
Net income as reported                       $        124        $       2,561
  Deduct stock-based
  employee compensation determined
  under the fair value method for all
  awards, net of tax                                 (189)              (1,412)
                                              -------------         ------------
     Pro forma income (loss)                 $        (65)       $       1,149
                                              =============         ============

Net earnings (loss) per share:
  Basic as reported                          $       0.01        $        0.13
                                              =============         ============
  Diluted as reported                        $       0.01        $        0.11
                                              =============         ============
  Basic, pro forma                           $      (0.00)       $        0.06
                                              =============         ============
  Diluted, pro forma                         $      (0.00)       $        0.05
                                              =============         ============

4.  Basic and Diluted Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the quarters ended June 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating approximately 3,409,045 and 4,923,086 shares, respectively. For the six months ended June 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 3,409,045 and 5,061,586 shares, respectively. The calculation of earnings per share for the quarters ended June 30, 2006 and 2005 excludes 2,525,638 and 1,502,150 shares, respectively, related to out-of-the-money stock options and warrants because to include them in the calculation would be antidilutive. The calculation of earnings per share for the six months ended June 30, 2006 and 2005 excludes 2,525,638 and 1,363,650 shares, respectively, related to out-of-the-money stock options and warrants, because the inclusion of such options and warrants would be anti-dilutive. The effect of the convertible securities is excluded in the reported periods because it is not dilutive. The adoption of SFAS 123(R) did not have a material impact on the number of diluted shares outstanding, and did not materially change the calculation of earnings per share.


5.  Income Taxes

In the period ended June 30, 2006, the Company recorded income tax expense of $2,272,000, consisting of a current provision of $676,000, a deferred provision of $1,576,000, and an increase in paid in capital of $20,000 for the excess tax deduction relating to stock option expense. The effective rate in the Current Period was 43%, compared with 42% in the Prior Year's Period. The increase in the effective rate reflects greater state income tax expense since the Company continues to conduct business in more states, including states with higher income tax rates, than in the comparable period last year.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. The Company had a deferred tax valuation allowance of $2,462,000 at June 30, 2006. The Company has net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.


6. Related Party Transactions.

In February 2006, the Chairman and Vice Chairman each paid $50,000 to reduce their respective indebtedness to the Company.

The employment agreements of the Chairman and Vice Chairman provide for lifetime pension benefits of $180,000 annually for the Chairman and $120,000 annually for the Vice Chairman, which will be paid beginning with the commencement of each executive's reduced part-time employment period. The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2005, and does not expect to contribute to this plan in 2006. The expense recorded in each of the periods ended June 30, 2006 and 2005 was $215,000 and $184,000, respectively.

7. Notes Payable.

Changes relating to the Acquisition Loan Facility.

During the second quarter, the Credit Agreement between the Company and its bank lenders was amended to change the definition of Consolidated Fixed Charges used in the calculation of the debt coverage ratio covenant to include the trailing twelve months of scheduled principal payments rather than payments scheduled to be made during the following twelve months.

On July 12, 2006, the Company repaid the $5,000,000 balance on the revolving credit facility.

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

On November 30, 2005, we acquired 100% of the membership interests in
(i)Structure, LLC, a Delaware limited liability company ("(i)Structure") with operations in Colorado and data centers in Omaha, NE and Tempe, AZ, from Level 3 Financing, Inc. for a total purchase price of approximately $86,767,000, including related acquisition costs of $2,000,000 and 346,597 shares of our common stock valued at $2,500,000 (the "(i)Structure Acquisition").

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

Results of Operations - Three Months Ended June 30, 2006 and 2005

For the quarter ended June 30, 2006 (the "Current Quarter"), revenues increased $21,642,000 (62%) to $56,836,000 from $35,194,000 for the quarter ended June 30,
2005 (the "Prior Year's Quarter"). This increase includes $19,564,000 of revenues from clients added as the result of the (i)Structure Acquisition. Excluding revenues added from the (i)Structure Acquisition, revenues increased by $2,078,000 (6%).

Costs of revenues, excluding depreciation and amortization, increased by $14,728,000 (58%) to $40,234,000 during the Current Quarter compared with $25,506,000 for the Prior Year's Quarter. The increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the (i)Structure Acquisition. Costs of revenues, excluding depreciation and amortization, as a percentage of revenues decreased to 71% in the Current Quarter from 72% in the Prior Year's Quarter. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure Acquisition, we began implementing cost reductions that we originally expected to result in savings of between $9,000,000 to $11,000,000 in 2006. We now expect the savings in 2006 to be between $11,000,000 and $12,000,000. These identified synergies are expected to result in between $13,000,000 to $15,000,000 in annual savings once the reductions have been fully implemented by the end of 2006. We expect costs of revenues, excluding depreciation and amortization, as a percentage of revenues to improve by approximately 6%, dropping to 67% by the end of the year.

Selling and promotion costs increased by $965,000 (84%) to $2,121,000 for the Current Quarter from $1,156,000 for the Prior Year's Quarter, and increased as a percentage of revenues to 4% for the Current Quarter from 3% for the Prior Year's Quarter. Additional compensation and related expenses for an expanded sales force account for $746,000, or 77% of the increase. The remainder of the increase is attributable to expanded marketing activities.

General and administrative expenses increased by $570,000 (14%) to $4,581,000 for the Current Quarter from $4,011,000 for the Prior Year's Quarter. An increase of approximately $736,000 was related to the (i)Structure Acquisition. Additionally, there were increases of $388,000 in legal, directors and accounting fees; $178,000 in occupancy costs; $92,000 in business insurance; $55,000 in severance related to the integration of (i)Structure, and $46,000 in outside service costs, net of a reduction in bad debt expense of $1,300,000 in the Current Quarter. In the Prior Year's Quarter, we added approximately $1,300,000 to the allowance for doubtful accounts, including a charge of $1,000,000 relating to incremental usage-based charges billed to a customer in 2004. Finally, approximately $385,000 was due to the non-cash expense of stock options. On January 1, 2006, we adopted Statement of Financial Accounting

Standards ("SFAS") No. 123(R), Shared-Based Payment using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. SFAS No. 123(R) eliminates the intrinsic method previously allowable under APB Opinion No. 25. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Quarter was $219,000 or $0.01 for both basic and diluted shares. Had we elected for early adoption of this standard, the pre-tax expense we would have recorded in the Prior Year's Quarter would have been approximately $396,000. The unrecorded pre-tax compensation cost related to unvested options at June 30, 2006 totals approximately $2,467,000, amortizable over the period ending March 31, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $1,458,000 (55%) to $4,129,000 for the Current Quarter from $2,671,000 for the
Prior Year's Quarter. This increase was related to increases in assets resulting from the (i)Structure Acquisition, including $519,000 in amortization of customer contracts.

Net interest expense increased by $965,000 to $2,455,000 for the Current Quarter from $1,490,000 for the Prior Year's Quarter. This net increase consists of additional interest expense of $981,000, partially offset by an increase of $16,000 in interest income. Interest expense on the $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"), including amortization of deferred financing costs and discount, was $815,000 for the Current Quarter compared with $758,000 in the Prior Year's Quarter. The increase was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on our bank loans in the Current Quarter was $1,442,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in the Prior Year's Quarter of $568,000. The average balance on such debt was $59,300,000 for the Current Quarter and $24,400,000 for the Prior Year's Quarter.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is sufficient uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at June 30, 2006. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Quarter, we recorded tax expense of $1,366,000, compared with tax expense of $236,000 for the Prior Year's Quarter. The effective tax rate in the Current Quarter was 41%, compared with an effective tax rate of 66% in the Prior Year's Quarter. The higher effective tax rate in the Prior Year's Quarter was due to the impact of state minimum taxes. Although income taxes were accrued at an effective rate of 41% in the Current Quarter, they are payable at the rate of 7% after the application of net operating loss carry-forwards.

We had net income of $1,950,000 for the Current Quarter compared with $124,000 for the Prior Year's Quarter. For the Current Quarter, we had earnings per common share of $0.09 on both a basic and diluted basis, compared with earnings per common share of $0.01 per basic and diluted share for the Prior Year's Quarter. The number of weighted average shares increased to approximately 21,266,000 basic shares from approximately 20,248,000 basic shares for the Prior Year's Quarter, reflecting the issuance of approximately 563,000 shares for acquisitions; the repurchase of 50,000 shares in the open market in July 2005; and the exercise of options and warrants for an additional 851,000 shares. For the Current Quarter and the Prior Year's Quarter, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating approximately 3,409,000 and 4,923,000 shares, respectively. The convertible notes are excluded from the calculation of diluted shares in both periods since they were not dilutive.

Results of Operations - Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006 (the "Current Period"), revenues increased $40,036,000 (55%) to $112,757,000 from $72,721,000 for the six months ended June 30, 2005 (the "Prior Year's Period"). This increase includes $39,128,000 of revenues from clients added as the result of the (i)Structure Acquisition. Excluding revenues added from the (i)Structure acquisition, revenues increased by $908,000 (1%).

Costs of revenues, excluding depreciation and amortization, increased by $29,146,000 (57%) to $80,499,000 during the Current Period compared with $51,353,000 for the Prior Year's Period. The increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the (i)Structure Acquisition. Costs of revenues, excluding depreciation and amortization, as a percentage of revenues were 71% in both periods. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure acquisition, we began implementing cost reductions that we originally expected to result in savings of between $9,000,000 to $11,000,000 in 2006. We now expect the savings in 2006 to be between $11,000,000 and $12,000,000. These identified synergies are expected to result in between $13,000,000 to $15,000,000 in annual savings once the reductions have been fully implemented by the end of 2006. We expect costs of revenues, excluding depreciation and amortization, as a percentage of revenues to improve by approximately 6%, dropping to 67% by the end of the year.

Selling and promotion costs increased by $1,965,000 (93%) to $4,079,000 for the Current Period from $2,114,000 for the Prior Year's Period, and increased as a percentage of revenues to 4% for the Current Period from 3% for the Prior Year's Period. Additional compensation and related expenses for an expanded sales force account for $1,515,000 or 77% of the increase. The remainder of the increase is attributable to expanded marketing activities.

General and administrative expenses increased by $3,224,000 (49%) to $9,814,000 for the Current Period from $6,590,000 for the Prior Year's Period. An increase of approximately $1,497,000 was related to the (i)Structure Acquisition. Additionally, there were increases of $1,012,000 in legal, directors, and accounting fees, $243,000 of additional compensation costs; $208,000 in additional business insurance cost, $261,000 in severance related to the integration of (i)Structure, increases of $333,000 in occupancy costs; and $85,000 in outside service costs, net of a reduction in bad debt expense of approximately $1,300,000 in the Current Period. In the Prior Year's Period, we added approximately $1,300,000 to the allowance for doubtful accounts, including a charge of $1,000,000 relating to incremental usage-based charges billed to a customer in 2004. Finally, approximately $841,000 was due to the non-cash expense of stock options. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Period was approximately $479,000 or $0.02 per both basic and diluted shares. Had we elected for early adoption of this standard, the pre-tax expense we would have recorded in the Prior Year's Period would have been $2,435,000. The unrecorded pre-tax compensation cost related to unvested options at June 30, 2006 totals approximately $2,467,000, amortizable over the period ending March 31, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $2,969,000 (56%) to $8,260,000 for the Current Period from $5,291,000 for the
Prior Year's Period. This increase was related to increases in assets resulting from the (i)Structure Acquisition, including $1,038,000 in amortization of customer contracts.

Net interest expense increased by $1,917,000 to $4,872,000 for the Current Period from $2,955,000 for the Prior Year's Period. This increase consists of additional interest expense of $1,912,000 and a reduction in interest income of $5,000. Interest expense on the Notes, including amortization of deferred financing costs and discount, was $1,630,000 for the Current Period compared with $1,517,000 in the Prior Year's Period. The increase was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on bank debt in the Prior Year's Period was $1,106,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in the Current Period of $2,847,000. The average balance of such debt was $59,600,000 for the Current Period and $24,400,000 for the Prior Year's Period.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is sufficient uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at June 30, 2006. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Period, we recorded tax expense of $2,272,000, compared with tax expense of $1,857,000 for the Prior Year's Period. The effective tax rate in the Current Period was 43%, compared with an effective tax rate of 42% in the Prior Year's Period. The higher effective rate in the Current Period compared with the Prior Year's Period reflects an increase in state income tax expense as a result of the acquisition of (i)Structure, LLC and the expansion of the Company's activities into additional jurisdictions. Although income taxes were accrued at a rate of 43% in the Current Period, they are payable at the rate of 13% after the application of net operating loss carry-forwards.

We had net income of $2,961,000 for the Current Period compared with $2,561,000 for the Prior Year's Period. For the Current Period, we had earnings per common share of $0.14 on both a basic and diluted basis, compared with earnings per common share of $0.13 per basic share and $0.11 per diluted share for the Prior Year's Period. The number of weighted average shares increased to approximately 21,012,000 basic shares from approximately 20,167,000 basic shares for the Prior Year's Quarter, reflecting the issuance of approximately 563,000 shares for acquisitions; the repurchase of 50,000 shares in the open market in July 2005; and the exercise of options and warrants for an additional 851,000 shares. For the Current Quarter and the Prior Year's Quarter, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating approximately 3,409,000 and 5,062,000 shares, respectively. The convertible notes are excluded from the calculation of diluted shares in both periods since they were not dilutive.

Liquidity and Capital Resources

Net cash provided by operating activities was $8,985,000 for the Current Period on $2,961,000 of net income. Significant sources of cash during the Current Period included: $8,260,000 of depreciation and amortization; $5,187,000 from a decrease in accounts receivable; $1,586,000 from a decrease in deferred tax assets and an increase in taxes payable; $841,000 from the non-cash-expense related to stock options now required pursuant to SFAS 123(R); and a $3,962,000 increase in deferred revenues, including approximately $3,000,000 from one customer. Significant uses of cash during the Current Period include an increase in prepaid expenses and other current assets of $4,677,000, which includes an annual payment made in February 2006 of $7,650,500 for software license fees payable pursuant to an (i)Structure contract existing from prior to the acquisition; an increase of $1,083,000 in deferred customer acquisition costs and other assets; and a decrease in accounts payable and accrued expenses of $8,695,000 as a result of payments of liabilities assumed on the balance sheets of companies acquired. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

In the Current Period, we paid $4,077,000 related to the Minor Acquisitions and $414,000 in costs related to the (i)Structure Acquisition. Other investing activities during the Current Period include $2,710,000 for the purchase of fixed assets. During the Current Period, we also entered into capital leases having an aggregate carrying value of approximately $3,294,000 and invested $513,000 in internally-developed software.

Financing activities during the Current Period include the repayment of $1,400,500 on the revolving credit facility and $3,231,000 of capital leases and the receipt of $3,197,000 from the exercise of stock options and warrants. In addition, we added $3,294,000 of equipment subject to new capital lease agreements during the Current Quarter.

On November 30, 2005, we entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with each of the banks and other financial institutions that either now or in the future are parties thereto as lenders (the "Lenders"), Bank of America, N.A., as sole and exclusive administrative and collateral agent and as a lender ("Bank of America"), and Banc of America Securities LLC, as sole and exclusive lead arranger and sole book manager. The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts beginning September 30, 2006 and potential annual payments due no more than 95 days after each year-end of 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first due no later than April 3,2007. In addition, if we receive certain types of cash payments, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make a prepayment of the term loan in the amount of one-half of the received proceeds. On April 27, 2006, we received $2,801,000 from the exercise of a stock warrant, and paid $1,400,500 of this amount on May 11, 2006. The scheduled amounts due on the term loan within the next four quarters is $9,745,000. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). The maturity date for both the term loan and the revolving credit facility is April 14, 2009. Loans outstanding under the Credit Agreement bear interest at LIBOR (using one, three or six-month contracts) plus the Applicable Rate or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate (as such term is defined in the Credit Agreement). At June 30, 2006, the interest rate on the term loan was 7.89% and on the revolving credit facility was 8.17%. In December 2005, we repaid $10,000,000 of the revolving credit facility and repaid the remaining $5,000,000 on July 12, 2006. We may borrow against the revolving credit facility again in the future, and we pay an unused line fee of 0.5% on any amounts not drawn . At June 30, 2006, we have two standby letters of credit aggregating $850,000 in lieu of performance bonds. Amounts used for letters of credit reduce the amount available to us for future borrowings under the revolving credit facility.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. During the Current Quarter, the Credit agreement was amended to change the definition of Consolidated Fixed Charges used in the calculation of the debt coverage ratio covenant to include the trailing twelve months of scheduled principal payments rather than payments scheduled to be made during the following twelve months. We were in compliance with such covenants at June 30, 2006.

We have $72,000,000 of outstanding 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Interest on the Notes of $1,440,000 is payable semi-annually in July and January.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock, and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the $72,000,000 of Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004.

On August 5, 2005, because the market price of our common stock was less than $10.48 (68.23% of the initial conversion price) for at least 20 trading days during the 30 consecutive trading day period ending on August 5, 2005, a reset adjustment was triggered, whereby the conversion price was immediately reduced by 17.38% to $12.69. As a result of the reset adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. No further reset adjustments will be made, but the adjusted conversion price of $12.69 remains subject to adjustment as noted above for stock dividends, splits, issuances of rights to purchase shares of common stock, and other events .

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

The holders may convert their Notes into shares of our common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal period if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than

98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (b) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest. A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes.

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

As of June 30, 2006, we had cash and equivalents of $16,651,000 and approximately $9,150,000 of availability under our revolving credit facility. At June 30, 2006, we have two standby letters of credit aggregating $850,000 in lieu of performance bonds. Amounts used for letters of credit reduce the amount available to us for future borrowings under the revolving credit facility. As noted above, on July 12, 2006, we repaid the $5,000,000 outstanding balance on the revolving credit facility.

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

For the Current Period our EBITDA increased by $5,701,000 (45%) to $18,365,000 from $12,664,000 for the comparable period in 2005. EBITDA for the Current Period includes a non-cash charge of $841,000 relating to stock option expense recorded under SFAS 123(R).

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

                          Reconciliation - in Thousands
--------------------------------------------------------------------------------
                                             Six Months Ended June 30,
                                    --------------------------------------------
                                           2006                    2005
                                    --------------------    --------------------
NET INCOME                           $           2,961       $           2,561
  Add back:
    Tax expense                                  2,272                   1,857
    Interest expense                             4,872                   2,955
    Depreciation and amortization                8,260                   5,291

                                        ----------------        ----------------
EBITDA                               $          18,365       $          12,664
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

Recent Accounting Pronouncements

None


FORWARD-LOOKING STATEMENTS

Statements made in this Report on Form 10-Q (the "Quarterly Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the completion of the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.; and
(i)Structure, LLC; and other risks and uncertainties including those set forth in this Quarterly Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity. As of June 30, 2006, however, we had $60,000,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). Each one percent increase in the interest rate we pay on the variable rate debt would result in an increase in annual interest expense of $600,000. We believe that the carrying amount of our fixed rate debt (the Notes) and capitalized leases of $79,571,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities.

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

Foreign Currency Risks

We believe that our foreign currency risk is immaterial. Our income from foreign sources is derived from a single customer and amounted to approximately 1% of total revenues in 2005 and less than 1% for the Current Period.


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 15, 2006, the stockholders elected two directors for a three-year term. The votes were as follows:
                              FOR             WITHHELD
Peter J. DaPuzzo            16,084,142        218,081
Howard L. Waltman           16,092,232        209,991

Ms. Kathleen A. Perone and Messrs. Zach Lonstein, Jeremiah M. Healy, and Robert
B. Wallach have terms expiring in 2007 and beyond and continue as directors of the Company.

In addition, the stockholders approved, by a vote of 10,116,468 for and 1,030,454 against, a proposal to increase the number of authorized shares of common stock reserved for issuance under the Company's 2005 Stock Plan to 2,000,000 from 1,000,000.

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

   10.1 Purchase and Sale Agreement, dated as of September 1, 2004 between Verizon Data Services, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 14, 2004.
   10.2 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2004.
   10.3 Stock Purchase Agreement dated as of February 5, 2002 by and between the Company and American Software, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 5, 2002.
   10.4A Acquisition Loan Agreement dated July 29, 2004 between the Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders ("Acquisition Loan Agreement"), incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
   10.4B Consent, Waiver and First Amendment to Acquisition Loan Agreement dated as of October 1, 2004, incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.
   10.4C Amended and Restated Consent, Waiver, and First Amendment to Acquisition Loan Agreement, dated as of October 6, 2004, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
   10.4D Second Amendment to Acquisition Loan Agreement and Other Documents, dated as of November 8, 2004, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
   10.4E Third Amendment to Acquisition Loan Agreement and Other Documents, dated as of December 29, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.5A Guaranty and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Security Agreement"), incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
   10.5B Joinder to Security Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.
   10.6A Stock Pledge Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Stock Pledge Agreement"), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
   10.6B Addendum to Stock Pledge Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.7A Amended and Restated Term Loan Agreement, dated as of April 2, 2004 between the lenders named therein and the Company ("Amended and Restated Term Loan Agreement"), incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2004.
   10.7B First Amendment to Amended and Restated Term Loan Agreement, dated as of June 30, 2004, between the lenders named therein and the Company, incorporated by reference to Exhibit 4.5 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.

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

   10.15A The Company's 2002 Stock Option and Stock Appreciation Rights Plan ("2002 Plan"), incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 25, 2002.
   10.15B Amendment to the 2002 Plan adopted by the Board of Directors on January 21, 2005, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.15C Amendment to the 2002 Plan approved at the Company's Annual Meeting of Stockholders held on June 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.15D Amendment to the 2002 Plan adopted by the Board of Directors on April 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.16A Amended and Restated 1992 Stock Option and Stock Appreciation Rights Plan ("1992 Plan"), incorporated by reference to Appendix A to Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2000.
   10.16B Amendment to 1992 Plan approved at the Company's Annual Meeting of Stockholders held on June 22, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.17 Stock Option Agreement under the 2002 Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.
   10.18A Lease dated June 2, 1997 between the Company and Leonia Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.18B First Amendment of Lease between the Company and Leonia Associates, LLC, dated January 16, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.18C Second Amendment of Lease between the Company and Leonia Associates, LLC, dated as of September 9, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.18D Third Amendment of Lease between the Company and Leonia Associates, LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.
   10.18E Fourth Amendment of Lease between the Company and Leonia Associates, LLC, dated as of April 19, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.
   10.19A Office Lease Agreement dated May 22, 2000 between the Company and Crocker Realty Trust, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended July 31, 2000.
   10.19B First Amendment to Lease dated as of April 1, 2002 by and between Crocker Realty Trust, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ended March 31, 2002.
   10.20 Tenth Floor Option Agreement between the Company, G-H-G Realty Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to Exhibit 10.6A to the Company's Form 10-K for the fiscal year ended October 31, 2000.

   10.21 Eleventh Floor Option Agreement between the Company, GHG, and RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to
               Exhibit 10.6B to the Company's 10-K for the fiscal year ended October 31, 2000.
   10.22A* Master Services Agreement dated as of May 24, 2001 among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc., incorporated by reference to Exhibit 10.1A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.22B* Amendment to Master Services Agreement among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc. dated as of January 11, 2002, incorporated by reference to
               Exhibit 10.1B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.23* Computer Services Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.24* Marketing Agreement dated as of March 21, 1997 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2B to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.25* Extension Agreement dated as of October 1, 2002 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2C to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.26* Extension Agreement dated as of December 30, 2003 by and between the Company and Alicomp, a Division of Alicare, Inc., incorporated by reference to Exhibit 10.2D to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.
   10.27A Credit Agreement, dated November 30, 2005, between Infocrossing, Inc., the lenders thereto, Bank of America, N.A. and Banc of America Securities, LLC, incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.
   10.27B Security Agreement, dated November 30, 2005, between Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.
   10.27C Securities Pledge Agreement, dated November 30, 2005, between Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.
   10.28A Agreement of Sale and Leaseback, dated November 30, 2005, between Infocrossing, Inc. and LSAC Operating Partnership, L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.
   10.28B Lease dated November 30, 2005, between (i)Structure, LLC and LSAC Omaha L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.
   10.28C Lease dated December 29, 2005, between (i)Structure, LLC and LSAC Tempe L.P. is not filed as it is substantially the same as that between the (i)Structure, LLC and LSAC Omaha, L.P. except as to the description of the building and the amount of rent.
   10.29 Employment Agreement, dated as of January 1, 2006 between the Company and Richard Giordanella, incorporated by reference to a Current Report on Form 8-K filed January 6, 2006.
   10.30 Special Sale Bonus Agreement between (i)Structure, LLC and Michael D. Jones, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for December 31, 2005.

   10.31A The Company's 2005 Stock Plan, incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 13, 2005.
   10.31B Amendment to the 2005 Stock Plan, incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 15, 2006.
   10.32 Contract for Services between Verizon Information Technologies, Inc. (now Infocrossing Healthcare Services, Inc.) and the State of Missouri, including Amendments 1 through 6, incorporated by reference to the Company's Quarterly Report on Form 10-Q for March 31, 2005.
   31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.
   32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         INFOCROSSING, INC.
August 9, 2006                            /s/ ZACH LONSTEIN
                                         ---------------------------------------
                                         Zach Lonstein
                                         Chairman & Chief Executive Officer

August 9, 2006                            /s/ WILLIAM J. McHALE
                                         ---------------------------------------
                                         William J. McHale
                                         SVP-Finance and Chief Financial Officer

                           EXHIBITS PROVIDED HEREWITH

31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.