Form 10-Q
period 2006-09-30
INFOCROSSING INC
filed 2006-11-09
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               -------------------------------------------------
                                       or
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

There were 21,736,569 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 6, 2006.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                        INFOCROSSING, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        (In Thousands Except Share Amounts)


                                                                                     September 30,      December 31,
                                      ASSETS                                              2006              2005
                                                                                    ---------------    ---------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                              $      12,614      $      16,892
  Trade accounts receivable, net of allowances for doubtful accounts of
       $428 and $637 at September 30, 2006 and December 31, 2005, respectively             25,364             25,631
  Due from related parties                                                                    164                254
  Prepaid software costs                                                                    8,539              5,604
  Deferred income taxes                                                                     2,097              2,097
  Current deferred customer acquisition costs                                               1,030              1,084
  Other current assets                                                                      8,132              4,064
                                                                                       ------------       ------------
    Total current assets                                                                   57,940             55,626

Property, equipment and purchased software, net                                            41,367             40,749
Deferred software, net                                                                      2,269              1,581
Goodwill                                                                                  158,405            150,799
Other intangible assets, net                                                               17,540             19,853
Deferred income taxes                                                                       7,202             10,098
Deferred customer acquisition costs                                                         2,845              2,770
Deferred financing costs                                                                    3,088              3,710
Other non-current assets                                                                    1,352              1,249
                                                                                       ------------       ------------

TOTAL ASSETS                                                                        $     292,008      $     286,435
                                                                                       ============       ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $       9,912      $      11,880
  Current portion of long-term debt and capitalized lease obligations                      17,475             15,551
  Accrued expenses                                                                         16,384             20,719
  Income taxes payable                                                                      1,695                560
  Current deferred revenues                                                                 3,731              1,000
                                                                                       ------------       ------------
    Total current liabilities                                                              49,197             49,710

Notes payable, long-term debt and capitalized lease obligations, net of current
portion                                                                                   114,707            123,734
Deferred revenues, net of current portion                                                   4,989              3,017
Other long-term liabilities                                                                 3,495              2,944
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       172,388            179,405
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                  -                   -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
22,405,272
     and 21,216,032 at September 30, 2006 and December 31, 2005, respectively                 224                212
Additional paid-in capital                                                                171,001            163,973
Accumulated deficit                                                                       (47,984)           (53,534)
                                                                                       ------------       ------------
                                                                                          123,241            110,651
Less 668,969 shares at September 30, 2006 and December 31, 2005,
     of common stock held in treasury, at cost                                             (3,621)            (3,621)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                119,620            107,030
                                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     292,008      $     286,435
                                                                                       ============       ============

             See Notes to Consolidated Interim Financial Statements.

                                            INFOCROSSING, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited, In Thousands Except
                                          Numbers of Shares and Per Share Amounts)

                                                 Three Months Ended September 30,            Nine months Ended September 30,
                                              ----------------------------------------    ---------------------------------------
                                                    2006                  2005                  2006                  2005
                                              ------------------    ------------------    ------------------    -----------------
                                                            (Unaudited)                                (Unaudited)
REVENUES                                      $         57,517      $         34,094      $        170,274      $       106,815
                                                 ---------------       ---------------       ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding
      depreciation shown below                          39,605                25,335               120,104               76,872
   Selling and promotion costs                           2,286                 1,275                 6,365                3,406
   General and administrative expenses                   4,537                 3,065                14,351                9,454
   Depreciation and amortization                         4,248                 2,713                12,508                8,004
                                                 ---------------       ---------------       ---------------       --------------
                                                        50,676                32,388               153,328               97,736
                                                 ---------------       ---------------       ---------------       --------------
INCOME FROM OPERATIONS                                   6,841                 1,706                16,946                9,079
                                                 ---------------       ---------------       ---------------       --------------

Interest income                                           (121)                 (276)                 (368)                (528)
Interest expense                                         2,565                 1,710                 7,684                4,917
                                                 ---------------       ---------------       ---------------       --------------
                                                         2,444                 1,434                 7,316                4,389
                                                 ---------------       ---------------       ---------------       --------------
INCOME BEFORE INCOME TAXES                               4,397                   272                 9,630                4,690

Income tax expense                                       1,808                   159                 4,080                2,016
                                                 ---------------       ---------------       ---------------       --------------

NET INCOME                                    $          2,589      $            113      $          5,550      $         2,674
                                                 ===============       ===============       ===============       ==============

BASIC EARNINGS PER SHARE:
   Net income                                 $           0.12      $           0.01      $           0.26      $          0.13
                                                 ===============       ===============       ===============       ==============
   Weighted average number of
      common shares outstanding                     21,671,508            20,213,613            21,233,936           20,183,031
                                                 ===============       ===============       ===============       ==============

DILUTED EARNINGS PER SHARE:
   Net income                                 $           0.11      $           0.01      $           0.25      $          0.12
                                                 ===============       ===============       ===============       ==============
   Weighted average number of common shares
       and share equivalents outstanding            22,571,627            21,031,167            22,063,689           22,047,307
                                                 ===============       ===============       ===============       ==============

             See Notes to Consolidated Interim Financial Statements.

                                            INFOCROSSING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited, in thousands)


                                 Common         Par Value       Additional          Accumulated        Treasury           Total
                                 Shares                       Paid in Capital         Deficit        Stock at Cost
                               ------------    -----------    ----------------    ---------------    --------------    ------------
Balances,
   December 31, 2005              21,216       $     212      $      163,973      $     (53,534)     $     (3,621)     $  107,030

Exercises of stock
     options and warrants            973              10               3,952              -                 -               3,962

Stock issued in connection
     with an acquisition             216               2               1,784              -                 -               1,786

Portion of tax provision
     relating to stock
     option expense                -               -                      50              -                 -                  50

Fair value of stock options        -               -                   1,242              -                 -                1,242

Net income                         -               -                   -                  5,550             -                5,550
                               ------------    -----------     ---------------     --------------       -----------    ------------

Balances,
   September 30, 2006             22,405     $       224      $      171,001      $     (47,984)     $     (3,621)     $   119,620
                               ============    ===========     ===============     ==============       ===========    ============


             See Notes to Consolidated Interim Financial Statements.

                                             INFOCROSSING, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                                                            Nine months Ended September 30,
                                                                                       -------------------------------------------
                                                                                                2006                   2005
                                                                                       --------------------   --------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            5,550     $            2,674
Adjustments to reconcile net income to cash provided by operating activities
   (operating activities include the operations of companies acquired subsequent to their respective acquisition dates):
   Depreciation and amortization                                                                   12,508                  8,004
   Additions to allowance for doubtful accounts                                                     -                      1,285
   Accretion of discounted convertible debt                                                           263                    130
   Deferred income taxes                                                                            2,945                    960
   Compensation expense related to stock options                                                    1,242                  -
   Deferred compensation expense related to executive pension benefits                                323                    277
   Payments received on related party balances, net of interest charges                                90                    (11)
   Decrease (increase) in:
     Trade accounts receivable                                                                        366                  5,736
     Prepaid software costs                                                                        (2,935)                  (434)
     Deferred customer acquisition costs and other current assets                                  (2,287)                  (557)
     Other non-current assets                                                                         517                    324
   Increase (decrease) in:
     Accounts payable                                                                              (2,168)                  (646)
     Accrued expenses                                                                              (4,731)                (1,470)
     Income taxes payable                                                                              56                   (440)
     Deferred revenues                                                                              3,402                   (847)
     Other liabilities                                                                                 64                    273
                                                                                          -----------------      -----------------
          Net cash provided by operating activities                                                15,205                 15,258
                                                                                          -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment, and purchased software                                         (3,811)                (3,078)
   Payments related to acquisitions                                                                (4,936)                  (554)
   Disposal of property                                                                             -                         15
   Repurchase of stock                                                                              -                       (483)
   Increase in deferred software costs                                                               (653)                  (625)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (9,400)                (4,725)
                                                                                          -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capitalized leases                                                       (14,019)                (3,453)
   Exercises of stock options and warrants                                                          3,962                  5,895
                                                                                          -----------------      -----------------
          Net cash (used in) provided by financing activities                                     (10,057)                 2,442
                                                                                          -----------------      -----------------
          Net cash (used in) provided by continuing operations                                     (4,252)                12,975

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Payments on portion of accrued loss on leased facilities relating to
     discontinued operations                                                                          (26)                   (39)
                                                                                          -----------------      -----------------
Net increase in cash and equivalents                                                                4,278                 12,936
Cash and equivalents, beginning of period                                                          16,892                 26,311
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           12,614     $           39,247
                                                                                          =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            7,071     $            5,516
                                                                                          =================      =================
     Income taxes                                                                      $            1,073     $            1,232
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            6,544     $            4,679
                                                                                          =================      =================
     Value of shares given in partial payment of an acquisition                        $            1,786     $            -
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

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, and the consolidated statement of stockholders' equity for the nine months ended September 30, 2006 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. The Company is in the process of evaluating the potential effects of FIN 48 on the consolidated financial statements and is not yet in a position to determine what, if any, effects FIN 48 will have on the consolidated financial statements.

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

2.  Acquisitions

On November 30, 2005, the Company acquired 100 percent of the membership interests of (i)Structure, LLC from Level 3 Financing, Inc., a Delaware corporation ("Level 3") for a cash payment of approximately $82,267,000 and 346,597 shares of Company stock valued at $2,500,000 (the "(i)Structure Acquisition"). The Company funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from a $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of land and an 88,000 rentable square foot building in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. In September 2006, the Company and the State of Nebraska entered into an agreement approving the Company's participation in a state incentive program for economic growth based on maintaining certain levels of "qualified property," as defined, within Nebraska. The application to participate in this program had been submitted by (i)Structure, LLC prior to the (i)Structure Acquisition. The incentive includes approximately $100,000 based on December 2005. Subsequent to the acquisition, the Company also sold and leased back a 60,000 square foot building and improvements in Tempe, Arizona (the "Tempe Property"). The Tempe Property is subject to a ground lease. The purchase price for the (i)Structure Acquisition is subject to an adjustment based on final values of certain components of working capital, the values of which are being negotiated between the Company and Level 3. In August 2006, (i)Structure, LLC's name was changed to Infocrossing, LLC.

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

                           November 30, 2005
                             (In thousands)

Trade accounts receivable                                  $      6,403
Other current assets                                              4,695
                                                              -----------
    Total current assets                                         11,098
Property, equipment, and purchased software                      36,770
    (see discussion of sale-leasebacks above)
Intangible asset subject to amortization                          9,400
Goodwill                                                         46,580
                                                              -----------
    Total assets acquired                                       103,848
                                                              -----------

Accounts payable and accrued expenses                           (15,484)
Deferred revenues                                                (1,279)
Capitalized lease obligations                                      (318)
                                                              -----------
    Total liabilities assumed                                   (17,081)
                                                              -----------
Purchase price                                             $     86,767
                                                              ===========

During the period ended September 30, 2006, the Company acquired two additional businesses (the "Minor Acquisitions") for approximately $3,513,000 in cash, $179,000 in acquisition expenses, and 216,241 shares of the Company's common stock valued at approximately $1,786,000. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary respective fair values. As part of the allocation, approximately $7,422,000 was allocated to goodwill, $400,000 was allocated to amortizable intangible assets (contract rights and customer relationships) that are being amortized over their estimated useful life of five years, and $500,000 to purchased deferred software development cost being amortized over three years. The goodwill related to the Minor Acquisitions is deductible for tax purposes.

The following unaudited condensed combined pro forma information for the three and nine months ended September 30, 2005 gives effect to the (i)Structure Acquisition as if it had occurred on January 1, 2005. The pro forma information may not be indicative of the results that actually would have occurred had the transaction been in effect on the date indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings. For example, the Company expects to achieve annual pre-tax cost savings of between $11 and $12 million through the elimination of redundant positions and other savings. The pro forma information also does not give effect to the Minor

Acquisitions because the impact these acquisitions would have on the pro forma information is not material.

                            Pro Forma Information

                     (In Thousands except Per Share Data)
                              3 Months Ended              9 months Ended
                            September 30, 2005          September 30, 2005

Revenues                $               52,194       $            160,015
                           ---------------------        -------------------
Net loss                $               (1,542)      $             (2,087)
                           ---------------------        -------------------
Basic net loss per
share                   $                (0.07)      $              (0.10)
                           ---------------------        -------------------
Diluted net loss per
equivalent share        $                (0.07)      $              (0.10)
                           ---------------------        -------------------

The results of each of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisition dates.


3.  Stock Plan and Stock Option Plans

2005 Stock Plan

On June 13, 2005, the stockholders approved a Board of Directors resolution establishing the Company's 2005 Stock Plan (the "2005 Plan"). The Company has reserved 1,000,000 of the authorized shares of Common Stock for issuance under the 2005 Plan. On June 15, 2006, the stockholders of the Company voted to increase the shares reserved for the 2005 Plan to 2,000,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately proceeding the date on which the 2005 Plan was approved by the stockholders.

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

No further grants will be made pursuant to either the 2002 Plan or the 1992 Plan. The grants previously made under these plans will not be affected. The number of authorized shares available in the 2002 Plan is equal to the total unexercised options remaining at any time. At September 30, 2006, the number of unexercised options in the 2002 Plan and the 1992 Plan was 3,191,999.

Activity in the Plans during the periods from December 31, 2002 through September 30, 2006 is as follows:

                                                   Number of          Exercise Price Range         Weighted Average
                                                    Options                                         Exercise Price
                                                 ---------------    --------------------------    --------------------
Options outstanding, December 31, 2002               1,406,935           $3.25 - $37.78                  $8.93
         Options granted                               228,750            $6.27 - $9.91                  $8.34
         Options exercised                             (19,034)           $4.50 - $7.71                  $5.57
         Options cancelled                             (85,897)          $4.63 - $27.25                 $11.64
                                                 ---------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
         Options granted                               470,250           $7.365 - $18.43                $10.18
         Options granted in excess of market           750,000               $25.00                     $25.00
         Options exercised                            (473,962)          $3.875 - $13.68                $12.44
         Options cancelled                             (73,251)          $4.00 - $27.25                 $15.21
                                                 ---------------
Options outstanding, December 31, 2005               3,685,642           $3.63 - $37.78                 $14.37
         Options granted                               555,206           $10.29 - $13.03                $11.76
         Options exercised                             (72,272)           $3.63 - $9.91                  $6.36
         Options cancelled                             (75,088)          $5.33 - $27.25                 $16,03
                                                 ---------------
Options outstanding, September 30, 2006              4,093,488           $4.37 - $37.78                 $14,12
                                                 ===============

The intrinsic value (calculated by subtracting the exercise price from the fair value on the date of exercise) for options exercised during the nine months ended September 30, 2006 was approximately $378,000.

Additional information regarding activity relating to unvested options during the nine months ended September 30, 2006:

                                                   Number of
                                                    Unvested                                       Weighted Average
                                                    Options           Exercise Price Range          Exercise Price
                                                 ---------------    --------------------------    --------------------
Unvested Options, December 31, 2005                    501,980           $6.31 - $18.43                 $13.91
         Options granted - unvested                    482,431           $10.28 - $13.03                $11.88
         Options vesting                              (183,282)          $6.32 - $18.43                 $12.37
         Unvested options cancelled                    (48,414)           $6.84 - 18.43                 $16.00
                                                 ---------------
Unvested Options, September 30, 2006                   752,715           $7.50 - $18.43                 $12.55
                                                 ===============

Additional information regarding exercise price ranges of options outstanding and exercisable:

                                                                 Weighted                             Weighted
                                                                 Average                              Average
                                               Weighted        Contractual                            Exercise
                           Number of           Average             Life            Number of          Price of
  Exercise Price            Options            Exercise         Remaining           Options         Exercisable
       Range              Outstanding           Prices           (Years)          Exercisable         Options
--------------------    ----------------     -------------    ---------------    --------------    ---------------
      $3.63 - $5.44             67,631          $5.24              1.7                 67,631          $5.24
      $5.45 - $8.16            266,026          $7.14              6.4                266,018          $7.14
     $8.17 - $12.23          2,109,456          $10.70             7.0              1,787,269          $10.82
    $12.24 - $18.35            833,656          $15.36             7.8                410,602          $16.41
    $18.36 - $27.53            809,219          $24.61             1.9                801,753          $24.67
    $27.54 - $37.78              7,500          $34.80             3.4                  7,500          $34.80
                        ----------------                                         --------------
                             4,093,488          $14.12                              3,340,773          $14.48
                        ================                                         ==============


There were 3,340,773; 3,183,762; 2,445,576; and 1,262,972 options exercisable at
September 30, 2006 and December 31, 2005, 2004, and 2003, respectively. At September 30, 2006, there were 1,097,961 options available for future grant, of which 325,000 are reserved pursuant to executive employment agreements.

At September 30, 2006, the Company has reserved 1,814,478 common shares for issuance upon exercise of the following warrants: (i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,699,478 shares exercisable at $7.86 per share expiring October 20, 2008. During the nine months ended September 30, 2006, warrants for 567,184 common shares were exercised for cash, and warrants for 673,434 shares were exercised without cash payment by surrendering warrants for 339,891 shares and receiving 333,543 common shares.

At September 30, 2006, the Company had reserved 5,673,760 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes. Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) are 12,679,687.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2006: a risk-free interest rates of between 4.37% and 5.20%; expected lives of between three and five years; and expected volatilities of between 44.0% and 48.4%. The following assumptions were used for grants in 2005: risk-free interest rates of between 3.38% and 4.13%; expected lives of three years; and expected volatility of between 33.3% and 48.1%.

The expense recorded in general and administrative expenses, representing the fair value of options vesting during the nine months ended September 30, 2006, was approximately $1,242,000. At the Company's current effective tax rate, the after-tax effect of this charge in the nine months ended September 30, 2006 was approximately $708,000 or $0.03 per both basic and diluted shares. The expense recorded in the third quarter of 2006 was approximately $401,000, with an after-tax effect of $228,000, or $0.01 per both basic and diluted shares. The unrecorded pre-tax compensation cost related to unvested options at September 30, 2006 totals approximately $2,890,000, amortizable over the period ending September 30, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it. The weighted average amortization period is 2.2 years.

The Company has not determined what impact SFAS 123(R) might have on the nature, timing, and amounts of its share-based compensation to employees in the future.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's income in thousands of dollars and basic and diluted earnings per common share for the three and nine month periods ended September 30, 2005 would have been as follows:
                                       Three Months Ended     Nine months Ended
                                       September 30, 2005     September 30, 2005
                                      --------------------   -------------------

Net income as reported                  $          113         $       2,674
  Deduct stock-based
  employee compensation determined
  under the fair value method for all
  awards, net of tax                              (258)               (1,671)
                                           -------------          ------------
     Pro forma income (loss)            $         (145)        $       1,003
                                           =============          ============

Net earnings (loss) per share:
  Basic as reported                     $         0.01         $        0.13
                                           =============          ============
  Diluted as reported                   $         0.01         $        0.12
                                           =============          ============
  Basic, pro forma                      $        (0.01)        $        0.05
                                           =============          ============
  Diluted, pro forma                    $        (0.01)        $        0.05
                                           =============          ============

4.  Basic and Diluted Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the quarters ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 3,228,573 and 3,665,996 shares, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 3,228,573 and 5,094,245 shares, respectively. The calculation of earnings per share for the quarters ended September 30, 2006 and 2005 excludes 2,679,393 and 2,935,799 shares, respectively, related to out-of-the-money stock options and warrants because to include them in the calculation would be antidilutive. The calculation of earnings per share for the nine months ended September 30, 2006 and 2005 excludes 2,679,393 and 1,507,550 shares, respectively, related to out-of-the-money stock options and warrants, because the inclusion of such options and warrants would be anti-dilutive. The effect of the convertible securities is excluded in the reported periods because it is not dilutive. The adoption of SFAS 123(R) did not have a material impact on the number of diluted shares outstanding, and did not materially change the calculation of earnings per share.


5.  Income Taxes

In the period ended September 30, 2006, the Company recorded income tax expense of $4,080,000, consisting of a current provision of $1,135,000, a deferred provision of $2,945,000, and an increase in paid in capital of $50,000 for the excess tax deduction relating to stock option expense. The effective rate in the Current Period was 42%, compared with 43% in the Prior Year's Period.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. The Company had a deferred tax valuation allowance of $2,462,000 at September 30, 2006. The Company has net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to
Section 382 of the Internal Revenue Code.


6. Related Party Transactions.

In February 2006, the Chairman and Vice Chairman each paid $50,000 to reduce their respective indebtedness to the Company.

The employment agreements of the Chairman and Vice Chairman provide for lifetime pension benefits of $180,000 annually for the Chairman and $120,000 annually for the Vice Chairman, which will be paid beginning with the commencement of each executive's reduced part-time employment period. The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2005, and does not expect to contribute to this plan in 2006. The expense recorded in each of the periods ended September 30, 2006 and 2005 was approximately $323,000 and $277,000, respectively. The expense recorded in each of the quarters ended September 30, 2006 and 2005 was approximately $108,000 and $92,000, respectively.

7. Notes Payable.

On July 12, 2006, the Company repaid the $5,000,000 balance on the revolving credit facility.

The Credit Agreement between the Company and its lenders provides for quarterly scheduled payments on the Term Loan beginning September 30, 2006, as well as other payments required in the event certain transactions occur, including payments equal to 50% of the receipt of funds from the exercise of warrants. On May 11 and August 25, 2006, the Company made payments of $1,401,000 and $350,000 as a result of such warrant exercises, and made the scheduled payment of $2,420,000 on September 30, 2006.

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

On November 30, 2005, we acquired 100% of the membership interests in
(i)Structure, LLC, a Delaware limited liability company with operations in Colorado and data centers in Omaha, NE and Tempe, AZ, from Level 3 Financing, Inc. for a total purchase price of approximately $86,767,000, including related acquisition costs of $2,000,000, and 346,597 shares of our common stock valued at $2,500,000 (the "(i)Structure Acquisition"). In August 2006, we changed the name of (i)Structure, LLC to Infocrossing, LLC.

The operations of Infocrossing, LLC are included in consolidated operations from the date of the acquisition. The operations of this acquired company are being integrated into our operations so that the entire enterprise will benefit from operational leverage and consolidation. The (i)Structure Acquisition was recorded as a purchase in accordance with the Financial Accounting Standards Board, Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141").

We operate in one reportable segment of providing information technology outsourcing services.

Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

Results of Operations - Three Months Ended September 30, 2006 and 2005

For the quarter ended September 30, 2006 (the "Current Quarter"), revenues increased $23,423,000 (69%) to $57,517,000 from $34,094,000 for the quarter ended September 30, 2005 (the "Prior Year's Quarter"). This increase includes $19,564,000 of revenues from clients added as the result of the (i)Structure Acquisition. Excluding revenues added from the (i)Structure Acquisition, revenues increased by $3,859,000 (11%). Our contracts are typically three to five years in length and historically we have experienced an approximately 95% retention rate. During the third quarter of 2006, the aggregate of all client attrition totaled approximately $150,000 per month, or less than 1% of revenues.

Costs of revenues, excluding depreciation and amortization, increased by $14,270,000 (56 %) to $39,605,000 during the Current Quarter compared with $25,335,000 for the Prior Year's Quarter. The increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the (i)Structure Acquisition. Costs of revenues, excluding depreciation and amortization, as a percentage of revenues decreased to 69% in the Current Quarter from 74% in the Prior Year's Quarter. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure Acquisition, we began implementing cost reductions that we originally expected to result in savings of between $9,000,000 to $11,000,000 in 2006. We now expect the savings in 2006 to be between $11,000,000 and $12,000,000. These identified synergies are expected to result in between $13,000,000 to $15,000,000 in annual savings with the anticipated completion of the integration at the end of 2006. The cost savings achieved in the Current Quarter reflect an estimated incentive attributable to the Company's participation in a state incentive program for economic growth based on maintaining certain levels of qualified property within the sponsoring state. We entered into the final agreement with the state in September 2006. Approximately $700,000 of the incentives is based on prior quarters. We expect costs of revenues, excluding depreciation and amortization, as a percentage of revenues to improve by dropping to 67% by the end of the year.

Selling and promotion costs increased by $1,011,000 (79%) to $2,286,000 for the Current Quarter from $1,275,000 for the Prior Year's Quarter, and is approximately 4% of revenues in each quarter. Additional compensation and related expenses for an expanded sales force account for $794,000, or 79% of the increase. The remainder of the increase is attributable to expanded marketing activities.

General and administrative expenses increased by $1,472,000 (48%) to $4,537,000 for the Current Quarter from $3,065,000 for the Prior Year's Quarter. An increase of approximately $771,000 was related to the (i)Structure Acquisition. Additionally, in the Current Quarter, there were increases of $361,000 in compensation expense; $173,000 in professional fees, including legal, accounting, director, and other professional fees; $82,000 in insurance premiums; and $62,000 in occupancy costs. Non-cash expense of stock options for $401,000 and severance of $88,000 related to the integration of the (i)Structure Acquisition offset savings of $128,000 in compensation expense. The non-cash expense of stock options included in general and administrative expenses was due to the granting of stock options to directors and all employees (including employees whose cash compensation was included in costs of revenues or selling and promotion costs). On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. SFAS No. 123(R) eliminates the intrinsic method previously allowable under APB Opinion No. 25. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Quarter was $228,000 or $0.01 for both basic and diluted shares. Had we elected for early adoption of this standard, the pre-tax expense we would have recorded in the Prior Year's Quarter would have been approximately $445,000. The unrecorded pre-tax compensation cost related to unvested options at September 30, 2006 totals approximately $2,890,000, amortizable over the period ending September 30, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $1,535,000 (57 %) to $4,248,000 for the Current Quarter from $2,713,000 for the
Prior Year's Quarter. This increase was related to increases in assets resulting from the (i)Structure Acquisition, including $519,000 in amortization of customer contracts.

Net interest expense increased by $1,010,000 (70%) to $2,444,000 for the Current Quarter from $1,434,000 for the Prior Year's Quarter. This net increase consists of additional interest expense of $855,000 and a reduction in interest income of $155,000 in interest income. Interest expense on the $72,000,000 aggregate principal amount of 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"), including amortization of deferred financing costs and discount, was $815,000 for the Current Quarter compared with $796,000 in the Prior Year's Quarter. The increase was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on our bank loans in the Current Quarter was $1,406,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in the Prior Year's Quarter of $587,000. The average balance on such debt was $53,077,000 for the Current Quarter and $24,375,000 for the Prior Year's Quarter.

For the Current Quarter, we recorded tax expense of $1,808,000, compared with tax expense of $159,000 for the Prior Year's Quarter. The effective tax rate in the Current Quarter was 41%, compared with an effective tax rate of 58% in the Prior Year's Quarter. The higher effective tax rate in the Prior Year's Quarter was due to the impact of state minimum taxes. Although income taxes were accrued at an effective rate of 41% in the Current Quarter, they are payable at the rate of 11% after the application of net operating loss carry-forwards.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes payable. If there is sufficient uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at September 30, 2006. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

We had net income of $2,589,000 for the Current Quarter compared with $113,000 for the Prior Year's Quarter. For the Current Quarter, we had basic earnings per common share of $0.12 and diluted earnings per share of $0.11, compared with earnings per common share of $0.01 per basic and diluted share for the Prior Year's Quarter. The number of weighted average shares increased to approximately 21,672,000 basic shares from approximately 20,214,000 basic shares for the Prior Year's Quarter, reflecting the issuance of approximately 563,000 shares for acquisitions, and the exercise of options and warrants for an additional 973,000 shares. For the Current Quarter and the Prior Year's Quarter, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating approximately 3,228,573 and 3,665,996 shares, respectively. The Notes are excluded from the calculation of diluted shares in both periods since they were not dilutive.

Results of Operations - Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006 (the "Current Period"), revenues increased $63,459,000 (59%) to $170,274,000 from $106,815,000 for the nine months ended September 30, 2005 (the "Prior Year's Period"). This increase includes $58,692,000 of revenues from clients added as the result of the
(i)Structure Acquisition. Excluding revenues added from the (i)Structure Acquisition, revenues increased by $4,767,000 (4%).

Costs of revenues, excluding depreciation and amortization, increased by $43,232,000 (56%) to $120,104,000 during the Current Period compared with $76,872,000 for the Prior Year's Period. The increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the (i)Structure Acquisition. Costs of revenues, excluding depreciation and amortization, were 71% in the Current Period and 72% in the Prior Year's Period. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure Acquisition, we began implementing cost reductions that we originally expected to result in savings of between $9,000,000 to $11,000,000 in 2006. We now expect the savings in 2006 to be between $11,000,000 and $12,000,000. These identified synergies are expected to result in between $13,000,000 to $15,000,000 in annual savings once the reductions have been fully implemented by the end of 2006. The cost savings achieved in the Current Period reflect an estimated incentive attributable to the Company's participation in a state incentive program for economic growth based on maintaining certain levels of qualified property within the sponsoring state. We entered into the final agreement with the state in September 2006. Approximately $100,000 of the incentives is based on December 2005. We expect costs of revenues, excluding depreciation and amortization, as a percentage of revenues to improve by dropping to 67% by the end of the year.

Selling and promotion costs increased by $2,959,000 (87%) to $6,365,000 for the Current Period from $3,406,000 for the Prior Year's Period, and increased as a percentage of revenues to 4% for the Current Period from 3% for the Prior Year's Period. Additional compensation and related expenses for an expanded sales force account for $2,292,000 or 77% of the increase. The remainder of the increase is attributable to expanded marketing activities.

General and administrative expenses increased by $4,897,000 (52%) to $14,351,000 for the Current Period from $9,454,000 for the Prior Year's Period. An increase of approximately $2,268,000 was related to the (i)Structure Acquisition. Additionally, in the Current Period, there were increases of $1,520,000 in compensation expense; $1,130,000 in professional fees, including legal, accounting, director, and other professional fees; $304,000 in occupancy costs; and $290,000 in insurance premiums. Increased expenses were partially offset by a reduction in bad debt expense of approximately $1,350,000 in the Current Period. In the Prior Year's Period, we added approximately $1,300,000 to the allowance for doubtful accounts, including a charge of $1,000,000 relating to incremental usage-based charges billed to a customer in 2004. Non-cash expense of stock options for $1,242,000 and severance of $349,000 related to the integration of the (i)Structure Acquisition offset savings of $71,000 in compensation expense. The non-cash expense of stock options included in general and administrative expenses was due to the granting of stock options to directors and all employees (including employees whose cash compensation was included in costs of revenues or selling and promotion costs). On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Period was approximately $708,000 or $0.03 per both basic and diluted shares. Had we elected for early adoption of this standard, the pre-tax expense we would have recorded in the Prior Year's Period would have been $2,880,000. The unrecorded pre-tax compensation cost related to unvested options at September 30, 2006 totals approximately $2,890,000, amortizable over the period ending September 30, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $4,504,000 (56%) to $12,508,000 for the Current Period from $8,004,000 for the
Prior Year's Period. This increase was related to increases in assets resulting from the (i)Structure Acquisition, including $1,557,000 in amortization of customer contracts.

Net interest expense increased by $2,927,000 to $7,316,000 for the Current Period from $4,389,000 for the Prior Year's Period. This increase consists of additional interest expense of $2,767,000 and a reduction in interest income of $160,000. Interest expense on the Notes, including amortization of deferred financing costs and discount, was $2,445,000 for the Current Period compared with $2,313,000 in the Prior Year's Period. The increase was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on bank debt in the Current Period was $4,253,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in the Prior Year's Period of $1,656,000. The average balance of such debt was $57,405,000 for the Current Period and $24,375,000 for the Prior Year's Period.

For the Current Period, we recorded tax expense of $4,080,000, compared with tax expense of $2,016,000 for the Prior Year's Period. The effective tax rate in the Current Period was 42%, compared with an effective tax rate of 43% in the Prior Year's Period. Although income taxes were accrued at a rate of 42% in the Current Period, they are payable at the rate of 12% after the application of net operating loss carry-forwards.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes payable. If there is sufficient uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at September 30, 2006. We have net operating loss carry-forwards of approximately $42,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

We had net income of $5,550,000 for the Current Period compared with $2,674,000 for the Prior Year's Period. For the Current Period, we had basic earnings per common share of $0.26 and diluted earnings per share of $.025, compared with earnings per common share of $0.13 per basic share and $0.12 per diluted share for the Prior Year's Period. The number of weighted average shares increased to approximately 21,234,000 basic shares from approximately 20,183,000 basic shares for the Prior Year's Period, reflecting the issuance of approximately 563,000 shares for acquisitions, and the exercise of options and warrants for an additional 973,000 shares. For the Current Period and the Prior Year's Period, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating approximately 3,228,573 and 5,094,245 shares, respectively. The Notes are excluded from the calculation of diluted shares in both periods since they were not dilutive.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,205,000 for the Current Period on $5,550,000 of net income. Significant sources of cash during the Current Period included: $12,771,000 of depreciation, amortization and the accretion of debt discount; the accrual of $323,000 for a non-qualified unfunded pension plan; $366,000 from a decrease in accounts receivable; $3,001,000 from a decrease in deferred tax assets and an increase in taxes payable; a decrease of $517,000 in deferred customer acquisition costs and other assets;$1,242,000 from the non-cash-expense related to stock options now required pursuant to SFAS 123(R); and a $3,402,000 increase in deferred revenues, including approximately $3,000,000 from one customer. Significant uses of cash during the Current Period include an increase in prepaid expenses and other current assets of $5,222,000, which includes an annual payment made in February 2006 of $7,650,500 for software license fees payable pursuant to an (i)Structure, LLC (now known as Infocrossing, LLC.) contract that was effective prior to the acquisition; and a decrease in accounts payable and accrued expenses of $6,899,000 as a result of payments of liabilities assumed on the balance sheets of companies acquired. In the third quarter of 2006, cash flow from operations was reduced by delays in collecting approximately $3,500,000 in certain accounts receivable, the majority of which were collected in October. The delay was caused by changing the name of
(i)Structure, LLC to Infocrossing, LLC and billing (i)Structure, LLC clients in the name of Infocrossing, LLC in September 2006. The utilization of a portion of the Company's net operating loss carry-forwards is reflected in the decrease in deferred tax assets.

In the Current Period, we paid $4,516,000 related to the Minor Acquisitions and $420,000 in costs related to the (i)Structure Acquisition. Other investing activities during the Current Period include $3,811,000 for the purchase of fixed assets. During the Current Period, we also entered into capital leases having an aggregate carrying value of approximately $6,544,000 and invested $653,000 in internally-developed software.

Financing activities during the Current Period include the repayment of $5,000,000 on the revolving credit facility; payments of $4,171,000 on the Term Loan; and $4,848,000 of capital leases and the receipt of $3,962,000 from the exercise of stock options and warrants. In addition, we entered into $6,544,000 of new capital lease agreements during the Current Period.

On November 30, 2005, we entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with each of the banks and other financial institutions that either now or in the future are parties thereto as lenders (the "Lenders"), Bank of America, N.A., as sole and exclusive administrative and collateral agent and as a lender ("Bank of America"), and Banc of America Securities LLC, as sole and exclusive lead arranger and sole book manager. The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts beginning September 30, 2006 and potential annual payments due no more than 95 days after each year-end of 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first due no later than April 3, 2007. In addition, if we receive certain types of cash payments, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make a prepayment of the term loan in the amount of one-half of the received proceeds. On May 11 and August 25, 2006, the Company made payments of $1,401,000 and $350,000 as a result of warrant exercises, and made the scheduled payment of $2,420,000 on September 30, 2006. The scheduled amounts due on the term loan for the next four quarters total $10,892,000. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). The maturity date for both the term loan and the revolving credit facility is April 14, 2009. In December 2005, we repaid $10,000,000 of the revolving credit facility and repaid the remaining $5,000,000 on July 12, 2006. We may borrow against the revolving credit facility again in the future, and we pay an unused line fee of 0.5% on any amounts not drawn. At September 30, 2006, we have three standby letters of credit aggregating $858,500 in lieu of security deposits and a performance bond. Amounts used for letters of credit reduce the amount available to us for future borrowings under the revolving credit facility. Loans outstanding under the Credit Agreement bear interest at LIBOR (using one, three or six-month contracts) plus the Applicable Rate or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate (as such term is defined in the Credit Agreement). At September 30, 2006, the interest rate on the term loan was 8.49%.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. During the Current Quarter, the Credit agreement was amended to change the definition of Consolidated Fixed Charges used in the calculation of the debt coverage ratio covenant to include the trailing twelve months of scheduled principal payments rather than payments scheduled to be made during the following twelve months. We were in compliance with such covenants at September 30, 2006.

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

The reset adjustment was valued in accordance with EITF 00-27, "Application of Issue No. 98-5 - Certain Convertible Instruments" at $4,596,000, and this amount was recorded as an increase to Additional Paid in Capital and as a discount to the carrying value of the Notes. This additional discount is being accreted to the carrying value of the Notes through a charge to interest expense over the life of the Notes.

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

As of September 30, 2006, we had cash and equivalents of $12,614,000 and approximately $14,142,000 of availability under our revolving credit facility. At September 30, 2006, we have three standby letters of credit aggregating $858,500 in lieu of performance bonds. Amounts used for letters of credit reduce the amount available to us for future borrowings under the revolving credit facility. As noted above, during the period ended September 30, 2006, we repaid the $5,000,000 outstanding balance on the revolving credit facility and made a total of $4,171,000 in payments on the Term Loan.

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

For the Current Period our EBITDA increased by $12,371,000 (72%) to $29,454,000 from $17,083,000 for the comparable period in 2005. EBITDA for the Current Period includes a non-cash charge of $1,242,000 relating to stock option expense recorded under SFAS 123(R).

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

                       Reconciliation - in Thousands
--------------------------------------------------------------------------------
                                           Nine months Ended September 30,
                                    --------------------------------------------
                                            2006                    2005
                                    --------------------    --------------------
NET INCOME                          $           5,550       $           2,674
  Add back:
    Tax expense                                 4,080                   2,016
    Interest expense                            7,316                   4,389
    Depreciation and amortization              12,508                   8,004

                                      ----------------        ----------------
EBITDA                              $          29,454       $          17,083
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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. We are in the process of evaluating the potential effects of FIN 48 on the consolidated financial statements and are not yet in a position to determine what, if any, effects FIN 48 will have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements made in this Report on Form 10-Q (the "Quarterly Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions, including the completion of the integration of Verizon Information Technologies Inc., now known as Infocrossing Healthcare Services, Inc.; and
(i)Structure, LLC, now known as Infocrossing, LLC; and other risks and uncertainties including those set forth in this Quarterly Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds or certificates of deposit and commercial paper issued only by major corporations and financial institutions of recognized strength and security, and hold all such investments to term. We generally invest in instruments of no more than 30 days maturity. As of September 30, 2006, however, we had $50,829,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). Each one percent increase in the interest rate we pay on the variable rate debt would result in an increase in annual interest expense of $508,000. We believe that the carrying amount of our fixed rate debt (the Notes) and capitalized leases of $81,353,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities.

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

ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2006, warrants for 567,184 common shares were exercised for cash, and warrants for 673,434 shares were exercised without cash payment by surrendering warrants for 339,891 shares and receiving 333,543 common shares. These shares are registered for resale by the Company in a Registration Statement on Form S-3.

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

     10.32A Contract for Services between Verizon Information Technologies, Inc.
          (now Infocrossing Healthcare Services, Inc.) and the State of Missouri, including Amendments 1 through 6, (the "Missouri Contract") incorporated by reference to the Company's Quarterly Report on Form 10-Q for March 31, 2005.

     10.32B Amendments no. 7 and 8 to the Missouri Contract.

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





                                 INFOCROSSING, INC.
November 9, 2006                 /s/ ZACH LONSTEIN
                                 -----------------------------------------------
                                 Zach Lonstein
                                 Chairman & Chief Executive Officer

November 9, 2006                 /s/ WILLIAM J. McHALE
                                 -----------------------------------------------
                                 William J. McHale
                                 SVP-Finance and Chief Financial Officer

                           EXHIBITS PROVIDED HEREWITH

     10.32B Amendments no. 7 and 8 to the Missouri Contract.

     31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

     32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.