Form 10-K
period 2006-12-31
INFOCROSSING INC
filed 2007-03-16
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
                          -----------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the transition period from _________ to _________

Commission file number: 0-20824

                               INFOCROSSING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                    13-3252333
             ------------------------------     -------------------
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


      Securities registered pursuant to Section 12(g)of the Exchange Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one.

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

As of June 30, 2006, the aggregate market value of the outstanding shares of voting common stock held by non-affiliates of the registrant was approximately $232,973,000 based on the closing price of $11.55 as reported on the National Association of Securities Dealers Automated Quotation System on June 30, 2006. The registrant has no non-voting stock.

On March 14, 2007, there were 22,006,842 shares of the registrant's Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Performance Graph in Part II, Item 5, and Part III, Items 10-14 of this document are incorporated by reference from a Definitive Proxy Statement to be filed by the Company on or before April 30, 2007.

                           FORWARD LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (the "Annual Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, clients, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to a number of factors including, without limitation: incomplete or preliminary information; changes in government regulations and policies; continued acceptance of our products and services in the marketplace; competitive factors; closing contracts with new clients and renewing contracts with existing clients on favorable terms; expanding services to existing clients; new products; technological changes; our dependence on third party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions; and other risks and uncertainties including those set forth in this Annual Report that could cause actual events or results to differ materially from any forward-looking statement. For any of these factors, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

                                     PART I

ITEM 1.  BUSINESS.


GENERAL

Unless stated otherwise, references in this report to "Infocrossing," the "Company," "we," "our" or "us" refer to Infocrossing, Inc., a Delaware corporation, and its subsidiaries. Each trademark, trade name or service mark of any other company appearing in this Annual Report belongs to its holder. You are encouraged to review the financial statements and accompanying notes beginning on page F-1 for details of our results of operations and financial condition.

We are a national provider of selective information technology ("IT") outsourcing solutions to large and medium size commercial and government enterprises. Leveraging our data center infrastructure, Infocrossing takes over and manages all or part of clients' IT computing operations including, but not limited to, mainframes, iSeries, Windows, Unix and Linux servers. Clients utilize our data centers, IT systems, personnel and processing expertise in order to reduce their operational and capital expenses, improve service delivery, scale their IT operations or implement new technologies. By selectively outsourcing well-defined IT operations that are often too costly or inefficient to maintain in-house, clients can redirect valuable IT resources to other business priorities. Generally, our client contracts are long-term - typically ranging from two to seven years with an average between three and four years - and require fixed monthly fees.

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

In August 2006, (i)Structure was renamed Infocrossing, LLC, a wholly owned subsidiary of Infocrossing, Inc. Infocrossing, LLC, headquartered in Broomfield, CO, provides computing operations and managed infrastructure services to enterprise clients from data centers located in the central and western United States, and is recognized for their deep expertise across computing platforms and commitment to client satisfaction. The business model is based on signing clients to long-term contracts for managing mainframe, midrange and open system computing platforms, and related network and security services. An affiliate of Level 3 Financing was and continues to be a vendor of communications services to us and to Infocrossing, LLC. This vendor relationship is independent of, and did not affect the decision to enter into, the purchase of (i)Structure.


MARKET OVERVIEW

We believe that the move toward IT outsourcing is a trend, with companies focusing on their strengths and choosing to outsource select IT operations to service providers with specialized expertise. As a result, we believe the IT outsourcing market will continue to grow for the following reasons:

o    The need for companies to reduce costs and improve operating margins;

o The increasing complexity of IT systems and the need to connect electronically with clients, suppliers and other external systems;

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


BUSINESS STRATEGY

Our long-term business strategy is focused on the following:

Superior Client Service--We believe close attention to client service and support is vital to our business success and is a key competitive differentiator. Clients are served by a dedicated Account Management team who ensure consistent and responsive client service; a highly experienced Technical Services staff who plan and execute migrations across multiple platforms; and an Operations Production group who manage our secure, state-of-the art facilities.

Maximize Leveraged Business Model--By leveraging data centers in New Jersey, Georgia, Nebraska, Arizona, and California and our highly skilled IT operations staff, we are able to support multiple clients with different computing platforms and operating systems with different processes and different requirements. Additional operating efficiencies are achieved by establishing consistent processes throughout the organization and by using proprietary software tools that enable us to efficiently manage clients' systems regardless of location. Sharing technology and staff across our broad client base reduces our operating costs, streamlines service delivery and presents us with attractive margin opportunities. Once a client migrates its IT operations to us, we can maximize profitability by automating processes and tasks as well as taking full advantage of underutilized hardware and processing capacity.

Deploy New Products and Services--We maintain an extensive infrastructure that serves as the underlying foundation across various IT solutions and continuously is refined to encompass new computing platforms. Development of new service offerings is focused on applying our expertise in infrastructure and systems management to evolving hardware and software environments. New products and services are developed or acquired in order to be replicated across multiple clients, and augment our portfolio of recurring revenue services.

Pursue Acquisition Opportunities--Strategic acquisitions are an integral component of our long-term growth strategy as we seek to add complementary IT outsourcing services that augment our current service offerings. We look for accretive acquisitions that leverage our data center infrastructure. Typical candidates have a history of client or transaction volume growth and mirror our business model of revenue predictability.


VALUE PROPOSITION

Selective IT outsourcing is an option considered by many business and government organizations that want to reduce their IT operating costs without the risk and loss of control associated with outsourcing their entire IT function.

We believe that we differentiate ourselves in the market by providing higher levels of client service and flexibility than our competitors. We have more than two decades of experience managing mission-critical IT systems, assuring the optimal performance, reliability, and scalability of our client's computing operations.

We believe that when considering wholesale outsourcing or maintaining an in-house infrastructure our potential clients consider the following factors:

Lower IT Costs--We believe that by using our services our clients realize significant savings over their current internal IT costs. By leveraging our IT infrastructure, personnel, processes, and proprietary tools across multiple clients, we believe our economies of scale translate into reduced costs for our clients.

Improved Service Delivery--We believe our experience and resources result in more efficient services than if our clients perform the operations tasks in-house. Our clients benefit from the operational leverage we enjoy by allocating our resources over multiple clients. Because of economies of scale, we believe that our clients may enjoy greater access to resources otherwise uneconomical on a standalone basis.

Access to New Technologies--We believe outsourcing with us enables our clients to take advantage of new technologies and best practices while minimizing the capital investment and risks associated with implementing these solutions in-house.

Re-deploy Resources--By turning over select IT operations to us, we believe that our clients can concentrate on their core business.

Increased Flexibility--We believe that outsourcing enables our clients to respond rapidly to changing markets, mergers and acquisitions, and major organizational changes by providing a flexible, multi-platform infrastructure that can scale or transition to accommodate change.

IT OPERATIONS INFRASTRUCTURE

Data Center Infrastructure--Delivering high-availability IT outsourcing solutions to enterprise clients requires a significant investment in a secure data center infrastructure. Our facilities have been designed to meet the stringent environmental and security requirements of enterprise and government clients: raised-floor facilities feature state-of-the-art physical components and redundant network offerings, including high standards for security and reliability; fully redundant power supply systems; redundant ingress and egress Internet access across multiple providers' multiple power feeds; N+1 fire suppression systems and 24-hour security services.

Technology Infrastructure--We have fully deployed mainframe, mid-range, open system processing; data storage systems; printing equipment; and networking hardware across our facilities. Our skilled operations team manages the scheduling and production of clients' processing via a centralized command center. We utilize technologies such as IBM's Virtual Tape Subsystem ("VTS") to reduce operational overhead by automating processes. The VTS is a system of hardware and software licensed from IBM that eliminates the need for personnel to manually load and unload tapes containing client data.

IT Professional Staff --Supporting a 24 x 7 computing environment requires significant operational resources skilled across a number of technology areas including operating systems, computing, networking, and applications. Few companies have the financial and human resources to support a 24-hour, multi-platform computing environment. Our operations team is a highly skilled, process driven organization that brings technical expertise across multiple computing platforms and operating systems. As a result of our technical competency and broad client base, we believe our labor costs per client typically are lower than the costs our clients would incur by having internal IT departments deliver the same service levels. Most of our computer hardware is manufactured by IBM. We also rely heavily on system software licensed from IBM or Computer Associates.

Management Tools--With the growth of networking as a low-cost method for transmitting information, we have developed a proprietary suite of management tools that enables us to monitor and manage clients' systems and components from our facilities, at a client's site, or at a third-party facility. These tools enable us to grow our data-center infrastructure without having to replicate the network operations center at each client site.


PRODUCTS AND SERVICES

Our services are generally organized by computing platform and value-added business process management services.

o Mainframe Outsourcing--Our mainframe outsourcing solutions provide clients with a cost-effective, operationally superior alternative to running and managing a mainframe infrastructure in-house. We combine the scalability and reliability of mainframe systems with the world-class management of, and access to, hardware, systems software, and communications. We offer the latest technologies, including VTS, IBM's zSeries technology and Linux on the mainframe, to provide greater uptime and more efficiency for our clients. We have experience in operating multiple computer systems running on different operating and complex enterprise environments and provide high capacity in processing speed, connectivity, and storage management solutions.

o Mid-Range Systems Management--We provide specialized support and outsourcing resources for clients that rely on AS/400 and iSeries computer systems. We operate, administer, and maintain midrange systems and have the expertise and flexibility to manage systems the way the client chooses to have them managed.

o Open Systems Management--We provide on-site hosting and remote management of clients' hardware and software running on Linux, Unix and Windows servers for both Internet based and other applications. Clients can choose from a wide range of options for their open systems - starting with basic on-site hosting all the way up to fully customized, fully managed services. This highly flexible approach makes it easy to support a variety of systems from a simple website or database application, to a full-scale, multinational Enterprise Resource Plan system.

o Business Process Outsourcing--Business process outsourcing involves clients contracting with us to perform functions that support their business, but are not their core competency. These functions, commonly called "back-office" processes, include services such as healthcare claims processing, payroll, accounts receivable management, payment processing, logistics, data entry and client care services. Back-office processes are often supported by an extensive IT infrastructure and we leverage our IT infrastructure and personnel to support our business process outsourcing activities. Our business process outsourcing activities are dependent on our IT infrastructure and personnel. In connection with certain business process outsourcing activities, we provide a variety of customized IT services, including the development of proprietary software to meet the IT processing requirements of particular clients. We manage the software application and retain ownership of the software we develop. Capitalized expenditures for the development and enhancement of our proprietary software totaled $1,406,000; $947,000; and $367,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

o Email Security Services--Our email security service provides clients spam blocking, virus scanning, identification, cleansing, content filtering, email archiving and compliance monitoring services. The entire process is transparent to end users and creates an effective boundary around a clients' email infrastructure that blocks unwanted email and viruses from entering or leaving their corporate network, thus ensuring compliance with corporate email policies. Data is stored and accessible to clients through a proprietary web portal so they can retrieve and review content.

o Business Continuity--Our business continuity solutions help assure clients that their operations can proceed in the face of disaster. We offer 24 x 7, high-availability services, including disaster-planning assistance. We provide a full alternate office site, including desktop workstations, phone systems, and conventional office infrastructure such as fax and copier machines, networked printers and conferencing facilities.


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

o Direct Sales--A quota-carrying direct sales organization of senior sales executives contacts prospective clients and uses its strong industry and business relationships to identify new business opportunities.

o Indirect Channels--We maintain marketing relationships with indirect sales channels. Industry advisers and consultants play an important lead generation role for qualified new business. Hardware and software vendors also represent a highly qualified source of new business opportunities.

o Client Service Representatives--As a result of its frequent client contact, the Account Management organization identifies potential new business opportunities with current clients.

o Client Referrals--Current clients are an excellent source of referrals for potential new business.

For the years ended December 31, 2006 and 2005, one client, the Missouri Department of Social Services, accounted for in excess of 10% of our consolidated revenue. For the year ended December 31, 2004, one client, ADT Security Services, Inc., accounted for in excess of 10% of our consolidated revenue.

COMPETITION

We operate in a highly competitive market. Our current and potential competitors include other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential clients. Among the most significant of our competitors are IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; SunGard, Inc.; and Savvis, Inc.

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


INTELLECTUAL PROPERTY MATTERS

Due to the rapid pace of technological change in the computer industry, we believe that copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of management and other personnel, and our ability to develop, enhance, market, and acquire new systems and services. As a result, our systems and processes are not protected by patents or by registered copyrights, trademarks, trade names, or service marks. To protect our proprietary services and software from illegal reproduction, we rely on certain mechanical techniques in addition to trade secret laws, restrictions in certain of our client agreements with respect to use of our services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite these efforts, it may be possible for our competitors or clients to copy aspects of our trade secrets. We are experienced in handling confidential and sensitive information for our clients, and we maintain numerous security procedures to help ensure that the confidentiality of our client's data is maintained.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We have not incurred any significant expense in our compliance with Federal, state, and local environmental laws.


EMPLOYEES

As of December 31, 2006, we had 870 full-time and 12 part-time employees. None of our employees is represented by a labor organization and we are not aware of any activities seeking such organization. We consider our relationship with our employees to be satisfactory.


INSURANCE

We maintain insurance coverage that we believe is reasonable, including errors and omissions coverage, business interruption, and directors and officers insurance to fund our operations in the event of catastrophic damage to any of our operations centers, and insurance for the loss and reconstruction of our computer systems. We also maintain extensive data backup procedures to protect our data and our client's data.


FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Substantially all of our revenues are derived from U.S. sources. Income from foreign sources is derived from one European client and amounts to approximately 1% in each of 2006, 2005 and 2004. All of our assets are in the U.S.


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

RISKS RELATED TO OUR BUSINESS

LOSS OF MAJOR CLIENTS COULD REDUCE OUR REVENUES AND CAUSE LOSSES FOR OUR
BUSINESS.

Our clients include commercial enterprises, institutions, and government agencies. From time to time, some of our clients have accounted for more than 10% of our consolidated revenue. For the years ended December 31, 2006 and 2005, one client, the Missouri Department of Social Services, accounted for in excess of 10% of our consolidated revenue. For the year ended December 31, 2004, one client, ADT Security Services, Inc., accounted for in excess of 10% of our consolidated revenue.

Our success depends substantially upon the retention of our major clients. Generally, we may lose a client as a result of a contract expiration, merger or acquisition, business failure, or the selection of another provider of information technology services. We cannot be sure that we will be able to retain long-term relationships or secure renewals on favorable terms with our clients.

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

WE OPERATE IN HIGHLY COMPETITIVE MARKETS IN THE IT OUTSOURCING INDUSTRY THAT COULD CAUSE US TO LOSE EXISTING CLIENTS OR PREVENT US FROM OBTAINING NEW CLIENTS.

We operate in a highly competitive market. Our current and potential competitors include other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential clients. Among the most significant of our competitors are IBM Corporation; Electronic Data Systems Corporation; Affiliated Computer Services, Inc.; Computer Sciences Corp.; SunGard, Inc., and Savvis, Inc.

In general, the IT outsourcing services industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of our larger competitors have substantially greater financial and other resources than we do. We compete on the basis of a number of factors, including price, quality of service, technological innovation, breadth of services offered and responsiveness. Our contracts do not establish us as the exclusive provider of IT outsourcing services to each client. Accordingly, our clients may select one of our competitors to provide services beyond the scope of our existing agreement or decide not to outsource certain portions of their IT operations with us.

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

The markets for our services change rapidly because of technological innovation, new product and service introductions, and changes in client requirements, among other factors. New products and services and new technology often render existing information services or technology infrastructure obsolete, costly, or otherwise unmarketable. For example, the introduction of new software applications for a particular computer platform will make other computer platforms less attractive to companies desiring to use the new applications. As a result, our success depends on our ability to timely innovate and integrate new technologies into our service offerings. We cannot be sure that we will be successful at adopting and integrating new technologies into our service offerings in a timely manner.

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

We believe that because of the rapid pace of technological change in the computer industry, copyright and other forms of intellectual property protection are of less significance than factors such as the knowledge and experience of management and other personnel, and our ability to develop, enhance, market, and acquire new systems and services. As a result, our systems and processes are not protected by patents or by registered copyrights, trademarks, trade names, or service marks. To protect our proprietary services and software from illegal reproduction, we rely on certain mechanical techniques in addition to trade secret laws, restrictions in certain of our client agreements with respect to use of our services and disclosure to third parties, and internal non-disclosure safeguards, including confidentiality restrictions with certain employees. Despite these efforts, it may be possible for our competitors or clients to copy aspects of our trade secrets. This could have a material adverse effect on our business, financial condition, and results of operations.

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

Our suppliers, clients, and competitors may have patents and other proprietary rights that cover technology employed by us. Such persons may also seek patents in the future. Due to the confidential nature of United States patent applications, we are not aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation, and intellectual property litigation could force us to do one or more of the following:

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

Furthermore, any ongoing intellectual property litigation could cause us to lose clients and harm our reputation within the IT outsourcing industry.

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

ACQUISITIONS WE MAKE MAY NOT PROVIDE EXPECTED BENEFITS AND COULD POSSIBLY RESULT IN A LOSS OF MONEY AND RESOURCES.

We make acquisitions with the expectation that they will result in various benefits, including, among others, a strengthened position in our markets, additional capabilities in distributed systems and networking services, and sales and market synergies. Achieving the anticipated benefits of an acquisition is subject to a number of uncertainties, including whether we integrate the acquired company in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact our business, financial condition and operating results.

We intend to consider selective acquisition opportunities going forward such as our acquisitions of (i)Structure, LLC, Verizon Information Technologies, Inc. (now known as Infocrossing Healthcare Services, Inc.) and ITO Acquisition Corporation d/b/a Systems Management Specialists (now known as Infocrossing West, Inc.). Therefore, we may acquire businesses or technologies in the future that we believe are a strategic fit with our business. These acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of businesses or technologies may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, clients and business partners of acquisition targets.

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

WE MAY HAVE DIFFICULTY ACHIEVING AND SUSTAINING PROFITABILITY AND MAY EXPERIENCE ADDITIONAL LOSSES IN THE FUTURE.

From the fourth quarter of 1999 through the third quarter of 2003, we incurred significant net losses. As of December 31, 2006, we had an accumulated deficit of approximately $45 million, although we had positive net worth of approximately $125 million. For the year ended December 31, 2006, we had net income of $8.5 million. There is no assurance that we will generate positive net income in the future.

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

We have a significant amount of indebtedness. At December 31, 2006, we had total indebtedness of $132.0 million consisting of a $47.6 million balance on a senior secured term loan, convertible notes with a book value of $65.5 million and a face value of $72.0 million, and $18.9 million of capital leases.

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

During 2006, we made prepayments of $2.6 million related to exercises of warrants.

Beginning on September 30, 2006, we have been required to make amortization payments on the senior secured term loan at the end of each quarter. The amortization schedule is adjusted for prepayments made, and $4.8 million in amortization payments were made in 2006. Future amounts of the required amortization payments are $2.38 million through June 30, 2007, $3.57 million from September 30, 2007 through June 30, 2008 and $4.76 million on September 30, 2008 and December 31, 2008. Within five business days after financial statements for a fiscal year are delivered, we must also make principal payments equal to 50% of excess cash flow, as defined in the loan agreement, for such fiscal year.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS.

We expect our revenues and operating results to vary from quarter to quarter. These variations are likely to be caused by many factors that are, to some extent, outside our control, including the addition or loss of clients and the time in the quarter that an addition or loss occurs; variability of fees and expenses with respect to contractual arrangements when our fees are not fixed; and an increase in depreciation or amortization because of the acquisition of new equipment or software licenses and unusual charges whether incurred in the ordinary course of business or not. Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE AND COULD DECLINE.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price in the fourth quarter of 2006 was as high as $16.47 per share and as low as $6.35 per share in the fourth quarter of 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

o    quarterly variations in our operating results;
o announcements we make regarding significant contracts, acquisitions, strategic partnerships, or joint ventures;
o    additions or departures of key personnel;
o    changes in market valuations of information technology service companies;
o    changes in financial estimates by securities analysts; and
o    sales of our common stock.

In addition, the stock market in general, and companies whose stock is listed on the Nasdaq stock market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD CAUSE ITS MARKET PRICE TO DECLINE.

As of December 31, 2006, there were 22,006,842 shares of our common stock outstanding. If our stockholders sell substantial amounts of our common stock in the public market or the perception exists that such sales could occur, including shares issued upon exercise of outstanding common stock purchase warrants, the market price of our common stock could fall.

As of December 31, 2006, Zach Lonstein, our Chairman and Chief Executive Officer, beneficially owned 2,729,796 shares of our common stock, including shares from options vesting over the succeeding sixty days. Substantially all of those shares are available for sale in the public market pursuant to Rule 144 under the Securities Act, subject to certain volume, manner of sale and other restrictions. Zach Lonstein may require us to register his shares for resale, under certain conditions, pursuant to a resale registration rights agreement that we entered into with him.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We lease a building of approximately 67,000 square feet in Leonia, NJ for our corporate headquarters and a data center facility. The lease expires on December 31, 2019.

We lease five additional facilities for data center operations. We lease 30,600 square feet in a building located in Norcross, GA expiring on July 31, 2015; 10,700 square feet in a building in Atlanta, GA expiring December 31, 2007; a building consisting of 68,800 square feet in Brea, California expiring December 31, 2014. With the acquisition of (i)Structure, LLC on November 30, 2005, we acquired two properties: a 86,800 square foot data center in Omaha, Nebraska and a 60,000 square foot data center in Tempe, Arizona. We sold the building in Omaha at the closing of the acquisition, applying the proceeds to the closing transaction, and entered into a lease with the buyer expiring November 30, 2025. We sold the building in Tempe on December 29, 2005 and entered into a lease with the buyer expiring December 31, 2025. The facility in Tempe is also subject to a ground lease which expires December 31, 2025.

We maintain offices around the country for various client support and administrative functions. These include a lease of 5,700 square feet in a New York, NY building expiring December 31, 2009; a lease of 10,500 square feet space in a building in Woodland Hills, CA expiring April 30, 2008; a lease of a building consisting of 16,100 square feet in Jefferson City, MO expiring November 15, 2007; a lease of 45,000 square feet in a building in Phoenix, Arizona expiring April 30, 2008; a lease of 6,400 square feet in a building in Tampa Florida expiring October 31, 2010; a lease of 35,500 square feet in a building in Broomfield, CO expiring August 31, 2016; a lease of 2,000 square feet in a building in Dayton, OH expiring December 31, 2007; a lease of 1,000 square feet in Charlotte, NC expiring June 30, 2007; and a lease of 10,500 square feet in a building in Westwood, MA expiring September 30, 2009. We have sublet 4,000 square feet of the Woodland Hills office through April 29, 2008.

All space measurements listed above are approximate.

We believe our facilities to be in good condition and adequate to accommodate our current volume of business as well as anticipated increases.

We generally lease our equipment under standard commercial leases; in many instances the equipment leases are structured as capital leases and contain bargain purchase options. Our equipment is generally covered by standard commercial maintenance agreements.


ITEM 3.  LEGAL PROCEEDINGS.

We are involved in various claims and proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, resolution of proceedings is subject to inherent uncertainties, and unfavorable rulings could occur. We continually evaluate our exposure to loss contingencies arising from pending or threatened legal proceedings. If circumstances arose which would change management's view with respect to the ultimate outcome of any of these matters, we would, as appropriate, recognize a loss contingency at such time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


Our common stock is traded on the NASDAQ Global Select market ("NGS") under the symbol IFOX. For the periods reported below, the following table sets forth the high and low bid quotations for our common stock as reported by the NGS (in dollars).

                                                                  BID
                                                           High          Low
For the year ended December 31, 2005:
1st Quarter ended March 31, 2005                          20.150        14.500
2nd Quarter ended June 30, 2005                           17.040        10.120
3rd Quarter ended September 30, 2005                      12.980         8.356
4th Quarter ended December 31, 2005                        9.370         6.350

For the year ended December 31, 2006:
1st Quarter ended March 31, 2006                          12.850         8.411
2nd Quarter ended June 30, 2006                           13.100        10.300
3rd Quarter ended September 30, 2006                      13.500        10.500
4th Quarter ended December 31, 2006                       16.470        11.410

The closing price of our common stock on the NGS on March 14, 2007 was $13.66 per share. At March 14, 2007, we had 84 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."

DIVIDENDS

We have not paid dividends to holders of our common stock since inception. Certain provisions of a credit agreement to which we are a party do not permit us to pay cash dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents information regarding securities authorized for issuance under equity compensation plans approved September 1992, June 2002, and June 2005. All plans have been approved by our stockholders.

                                                                                                      Number of Securities
                                                                                                     Remaining Available for
                                                                                                         Future Issuance
                                         Number of Securities to          Weighted Average            (Excluding Securities
                                         be Issued Upon Exercise          Exercise Price of          Reflected in the First
                                          of Outstanding Options         Outstanding Options                 Column)
                                         -------------------------    --------------------------    --------------------------
Three qualified Plans - previously
approved by stockholders                        4,072,982                      $14.174                    1,009,212 (a)

(a) Of the options available for future grant, 75,000 are reserved pursuant to an executive's employment agreement (See Note 6 of the Notes to Financial Statements accompanying this report) and 50,000 are reserved for committed issuances, subject to the continued employment of the persons involved. For a complete discussion of these plans, please see Note 9 of the Notes to Financial Statements accompanying this report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUTSTANDING WARRANTS

At December 31, 2006, we had reserved 1,591,903 common shares for issuance upon exercise of the following warrants: (i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,476,903 shares exercisable at $7.86 per share expiring October 20, 2008.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Common Stock Issued for a Portion of Acquisition Price:

In connection with the acquisition of certain net assets and a business on January 5, 2006, we issued 216,241 shares of common stock, $0.01 par value, valued at $1,786,367, to Soft Link Solutions, Inc. The common stock was issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as this issuance of common stock does not involve a public offering. The Company has filed a Registration Statement on Form S-3 for the sale of these and other shares with the Securities and Exchange Commission. This Registration Statement was declared effective April 21, 2006.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

No shares were repurchased during 2006. Certain provisions of our credit agreement dated November 30, 2005 with our bank debt incurred in connection with the (i)Structure Acquisition effectively restrict us from making any further repurchases under this program, so long as the credit agreement is in existence.

PERFORMANCE GRAPH

This information is incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2007.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

The selected balance sheet data as of December 31, 2006, and 2005 and the selected statement of operations data for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2004, 2003 and 2002 and the statement of operations data for the years ended December 31, 2003 and 2002 have been derived from our previously-published audited financial statements not included herein. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", our financial statements and the notes to those statements included elsewhere herein.

                                 SELECTED STATEMENT OF OPERATIONS DATA
=============================================================================================================
                                                          YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------
                                    2006            2005          2004 (a)          2003            2002
                                -------------    ------------    ------------    ------------    ------------
Revenues                         $  229,207       $  148,006      $  104,949     $   55,228      $   50,774
                                    ---------        --------        --------       ---------       ---------
Net income from
    continuing operations        $    8,486       $   2,573       $  19,963      $    1,356      $    1,137
                                    ---------        --------        --------       ---------       ---------
Accretion and dividends
    on redeemable preferred
    stock (b)                    $     -          $    -          $     -        $   (6,877)     $   (9,293)
                                    ---------        --------        --------       ---------       ---------
Net income (loss) to
    Common stockholders          $    8,486       $   2,573       $  19,963      $   (5,521)     $   (8,156)
                                    =========        ========        ========       =========       =========
Net income (loss) to common
    stockholders per
    diluted common share         $     0.37       $    0.12       $    0.95      $    (0.76)     $    (1.52)
                                    =========        ========        ========       =========       =========


                                       SELECTED BALANCE SHEET DATA
============================================================================================================
                                                             AS OF DECEMBER 31,
                                ----------------------------------------------------------------------------
                                    2006            2005           2004            2003            2002
                                -------------    -----------    ------------    ------------    ------------
Goodwill (c)                     $  157,454      $  150,799      $  103,177     $   28,361      $   28,451
                                    =========       ========        ========       =========       =========
Total assets                     $  298,125      $  286,435      $  216,650     $   67,138      $   65,495
                                    =========       ========        ========       =========       =========
Notes payable, long term
    debt, and capitalized lease
    obligations, net of
    current portion              $  113,202      $  123,734      $  100,432     $   25,732      $   10,878
                                    =========       ========        ========       =========       =========
Redeemable preferred stock (a)   $     -         $    -          $    -         $     -         $   53,188
                                    =========       ========        ========       =========       =========
Common stockholders'
    equity (deficit)             $  125,242      $  107,030      $  91,237      $   30,801      $  (12,205)
                                    =========       ========        ========       =========       =========

No cash dividends have been declared (See Item 5, above).

     (a) In 2004, we recorded a tax benefit of $12,539,000. This was due to a decrease of $12,550,000 in a reserve against deferred tax assets, recognizing them at amounts considered by management, more likely than not, to be realized. The tax benefit from the change in deferred tax assets amounted to $0.70 per basic share and $0.57 per diluted share.

     (b) In May 2000, we raised $60 million through a private placement of redeemable preferred stock and warrants to purchase 2.7 million shares of common stock. The redeemable preferred stock was initially recorded net of a discount representing that portion of the proceeds assigned to the warrants. The difference between the face value and the book value of the redeemable preferred stock was being accreted over a seven-year period through a charge to retained earnings. In addition, dividends accrued on the redeemable preferred stock at an 8% annual rate, compounded quarterly. On October 21, 2003, we exchanged all outstanding redeemable preferred stock (including the rights to all unpaid dividends) and accompanying warrants for $55 million in cash and notes payable for $25 million. We obtained the cash for this transaction from a private offering of 9.7 million shares of common stock and warrants to purchase 3.4 million shares of common stock that also closed on October 21, 2003. The redemption of the redeemable preferred stock ended the accretion and accrual of dividends as of the redemption date. Had the redemption not taken place, accretion and the accrual of dividends would have been approximately $10.1 million in 2003.

     (c)  All goodwill has arisen from acquisitions.


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

Reclassifications were made to the prior years' income statements to conform to the current year presentation of certain employee benefit costs, as shown below:.

                               Year Ended December 31, 2005                           Year Ended December 31, 2004
                      -----------------------------------------------       -------------------------------------------------
                      As Published      Adjustment       As Adjusted         As Published       Adjustment       As Adjusted
                      ------------    --------------    -------------       -------------     --------------    -------------
Cost of revenues,
   exclusive of
   depreciation and
   amortization       $   106,354     $        464      $    106,818        $     71,368      $         10      $     71,378

Selling and
   promotion costs    $     4,726     $         40      $      4,766        $      3,277      $          6      $      3,283

General and
   administrative
   expenses           $    14,841     $       (504)     $     14,337        $      8,744      $        (16)     $      8,728


YEAR ENDED DECEMBER 31, 2006 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

For 2006, revenues increased $81,201,000 (55.0%) to $229,207,000 from
$148,006,000 for 2005. This increase includes $71,058,000 attributable to revenues from clients added as the result of the (i)Structure Acquisition. Excluding revenues added through the (i)Structure Acquisition, revenues increased by $10,143,000 (7%). This increase is net of attrition of less than 5% of revenues from existing clients during 2006. The contract with our largest client had a scheduled termination date of June 30, 2007 and contained two one-year options to extend the Agreement through June 30, 2009. During 2006, the client exercised its first option, extending the scheduled expiration date through June 30, 2008. In addition, Infocrossing granted the client an additional one-year renewal option that could extend the contract through June 30, 2010. Infocrossing Healthcare Services, Inc. and its predecessors have been providing claims processing services for this client since 1988.

Costs of revenues, excluding depreciation and amortization, increased by $53,602,000 (50%) to $160,420,000 during 2006 compared with $106,818,000 for
2005. $626,000 (1%) of the increase results from stock option expense according to SFAS No. 123(R) as discussed below under general and administrative expenses. The remainder of the increase results from the expansion of the capacity and quality of our infrastructure to deliver the additional client services activities added by the (i)Structure Acquisition. Costs of revenues, excluding depreciation and amortization, were 70% in 2006 and 72% in 2005. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. After the close of the (i)Structure Acquisition, we began implementing cost reductions forecasted to be between $13,000,000 and $15,000,000 in annual cost synergies, with $9,000,000 to $11,000,000 of the savings expected to be realized in 2006. Infocrossing successfully completed the integration and achieved $14,000,000 in annual cost savings, with approximately $12,000,000 of the savings realized in 2006. The cost savings achieved in 2006 also reflect an estimated incentive of approximately $1,372,000 attributable to the Company's participation in a state incentive program for economic growth based on maintaining certain levels of qualified property within the sponsoring state. We entered into the final agreement with the state in September 2006. Approximately $100,000 of the incentive is based on December 2005 activity. Costs of revenues, excluding depreciation and amortization, as a percentage of revenues are 68% for the fourth quarter of 2006 compared with 73% for the fourth quarter of 2005. This percentage is expected to increase in the first quarter of 2007 due to higher costs from the migration of new clients, higher payroll taxes incurred at the beginning of each year and the initiation of data center transformation projects that will provide greater standardization and automation of our data center operations so that we can install and more cost effectively support additional clients.

Selling and promotion costs increased by $3,963,000 (83%) to $8,729,000 for 2006 from $4,766,000 for 2005, and increased as a percentage of revenues 4% for 2006 from 3% for 2005. Additional compensation and related expenses for an expanded sales force account for $3,029,0000 or 77% of the increase. The remainder of the increase is attributable to expanded marketing activities. We expect to increase our sales and marketing expenses by approximately $3,000,000 in 2007, to add more people to our sales team and increase our spending on marketing to build broader market awareness.

General and administrative expenses increased by $3,730,000 (26%) to $18,067,000 for 2006 from $14,337,000 for 2005, but declined as a percentage of revenues from 10% in 2005 to 8% in 2006. An increase of approximately $2,823,000 (76% of the increase) was related to the (i)Structure Acquisition. Additionally, in 2006, there were increases in severance of $363,000 related to the integration of the (i)Structure Acquisition; and of $957,000 in professional fees, including legal, accounting, and other professional fees; $273,000 in directors fees; $262,000 in occupancy costs; and $374,000 in insurance premiums. Increased expenses were partially offset by lower compensation costs of $953,000 and a reduction in bad debt expense of approximately $1,557,000 in 2006 compared with 2005. In 2005, we added approximately $1,527,000 to the allowance for doubtful accounts, including a charge of $1,000,000 relating to incremental usage-based charges billed to a client in 2004. Finally, non-cash expense relating to stock options granted was $1,024,000 in 2006. The non-cash expense of stock options included in general and administrative expenses was due to the granting of stock options to directors and employees (excluding employees whose cash compensation was included in costs of revenues or selling and promotion costs).

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)") using the modified prospective approach, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. The total pre-tax expense recorded in 2006 was $1,651,000. As noted above, $626,000 related to grants to employees included in costs of revenues, $1,024,000 to employees included in general and administrative expense, with the remainder included in selling and promotion costs. At our current effective tax rate, the after-tax effect of the expense of stock options in 2006 was approximately $918,000 or $0.04 per both basic and diluted shares. Had we elected early adoption of this standard, the total pre-tax expense we would have recorded in 2005 would have been $3,709,000. The total unrecorded pre-tax compensation cost relating to unvested options at December 31, 2006 totals approximately $3,051,000, amortizable over the period ending December 31, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it.

Depreciation and amortization of fixed assets and other intangible assets increased $5,796,000 (52%) to $16,942,000 for 2006 from $11,146,000 for 2005.
This increase was related to increases in assets resulting from the (i)Structure Acquisition, including $1,870,000 in amortization of client contracts.

Net interest expense increased by $3,536,000 to $9,750,000 for 2006 from $6,214,000 for 2005. This increase consists of additional interest expense of $3,376,000 and a reduction in interest income of $160,000. Interest expense on the Convertible Notes, including amortization of deferred financing costs and discount, was $3,260,000 for 2006 compared with $3,127,000 in the Prior Year's Period. The increase related to the Notes was solely attributable to the amortization of the discount realized on the Notes during 2005. As explained in Liquidity and Capital Resources below, in August 2005 the conversion price of the Notes was reduced and a reduction of the carrying value of the Notes of $4,596,000 was recorded as an increase in paid in capital. The amortization of this discount increases interest expense by approximately $19,000 per month over the term of the Notes. Interest expense on bank debt in 2006 was $5,620,000 compared with interest expense (including amortization of deferred financing costs) on bank debt in 2005 of $2,593,000. The average balance of such debt was $55,778,000 for 2006 and $25,551,000 for 2005.

For 2006, we recorded tax expense of $6,813,000, compared with tax expense of $2,152,000 for 2005. The effective tax rate in 2006 was 45%, compared with an effective tax rate of 46% in 2005. Although income taxes were accrued at a rate of 45% in the Current Period, they are payable at the rate of 10% after the application of net operating loss carry-forwards.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes payable. If there is sufficient uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We had a deferred tax valuation allowance of $2,462,000 at December 31, 2006 and 2005. We have net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to
Section 382 of the Internal Revenue Code of 1986.

We have net income of $8,486,000 for 2006 compared with $2,574,000 for 2005. In 2006, we had income per basic common share of $0.40 and $0.37 on a diluted basis, compared with $0.13 per basic share and $0.12 per diluted share in 2005. The number of weighted average shares increased to approximately 21,392,000 basic shares and 27,884,000 diluted shares in 2006 from approximately 20,217,000 basic shares and 21,726,000 diluted shares for 2005. The increase in weighted average basic shares of 1,175,000 was the result of issuing 216,200 shares for one of the minor acquisitions and exercises of options and warrants. For 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 818,000 and 1,509,000 shares, respectively. The calculation for 2006 also includes the potential conversion of the Notes (which includes a pro forma adjustment to reported net income to add back $1,808,000 of interest on the Notes, net of tax). In 2005, no adjustment was required since such adjustment would not have been dilutive.


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

For 2005, revenues increased $43,057,000 (41.0%) to $148,006,000 from
$104,949,000 for 2004. Approximately $52,321,000 of this growth is attributable to revenue from clients added as the result of acquisitions completed in 2005 and 2004. Excluding revenues added through acquisitions in 2004 and 2005, revenues decreased by $9,264,000 (8.8%). The decrease is net of growth from both new and existing clients.

Costs of revenues excluding depreciation increased by $35,440,000 (50.0%) to $106,818,000 during 2005 compared with $71,378,000 for the 2004. The increase includes costs associated with our expansion from acquisitions completed in 2004 and 2005. The increase results from the expansion of revenues from acquisitions and costs to increase the capacity and quality of our infrastructure. Costs of revenues as a percentage of revenues increased to 72% in 2005 from 68% in 2004. This is related to the reduction in revenues other than from acquisitions without offsetting cost reductions. Cost reductions had been deferred during 2005 in anticipation of new revenue opportunities that did not materialize and also for the acquisition of (i)Structure. Our infrastructure provides a shared operating environment that enables us to integrate new clients, including clients acquired through acquisitions. We expect our gross margin to improve as we consolidate the operations of recent (i)Structure and improve our organic growth rate.

Selling and promotion costs increased by $1,483,000 (45%) to $4,766,000 for 2005 from $3,283,000 for 2004. As a percentage of revenues they increased to 3.2% for 2005 from 3.1% for 2004. This increase is attributable to additional compensation and related expenses for an expanded sales force.

General and administrative expenses increased by $5,658,000 (65%) to $14,337,000 for 2005 from $8,679,000 for 2004. Approximately $1,222,000, or 22% of the total increase, was related to acquisitions completed in 2004 and 2005. Compensation costs increased approximately $1,538,000 (27% of the total increase). Of this amount, $1,250,000 represents the amount of bonuses distributed in February 2006 to our officers and employees, and approximately $390,000 was attributable to pension benefits payable to our Chairman and Vice Chairman. Approximately $1,328,000, or 23% of the total increase, was due to higher professional fees due to our growth. Approximately $1,324,000 (23% of the total increase) relates to bad debt expense, including a charge of $1,000,000 relating to incremental usage-based charges billed to a client in 2004.

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

For 2006, our EBITDA was $41,990,000 compared with $22,086,000 for 2005, 18% and
15% as a percentage of revenue, respectively.

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

The following table reconciles EBITDA to net income for the Current and Prior Year.
                 Reconciliation - in Thousands
----------------------------------------------------------------------
                                             Year Ended December 31,
                                       -------------------------------
                                           2006                2005
                                       ------------        -----------
NET INCOME                             $     8,486         $    2,573
  Add back (deduct):
    Tax expense (benefit)                    6,812              2,152
    Net Interest expense                     9,750              6,214
    Depreciation and amortization           16,942             11,146
                                       ------------        -----------
EBITDA                                 $    41,990         $   22,085
                                       ============        ===========

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, income
(loss) from operating activities or any other performance measures derived in accordance with GAAP.


Liquidity and Capital Resources

Net cash provided by operating activities was $30,402,000 (net of a $178,000 decrease in taxes payable related to the exercise of stock options that is classified as a financing activity) for 2006 on $8,486,000 of net income, as adjusted for non-cash depreciation, amortization, and the accretion of debt discount of $16,942,000 and $5,673,000 from a decrease in deferred tax assets and an increase in taxes payable other than the amount classified as a financing activity), which includes the utilization of a portion of the Company's net operating loss carry-forwards. SFAS 123(R) requires that the tax benefit attributable to disqualifying dispositions be classified as a financing activity in the statement of cash flows beginning with the year ended December 31, 2006, rather than as a component of cash from operations. Significant sources of cash during 2006 included: the accrual of $406,000 for a non-qualified unfunded pension plan; a decrease of $969,000 in deferred client acquisition costs and other assets; $1,651,000 from the non-cash-expense related to stock options now required pursuant to SFAS 123(R); a $5,082,000 increase in client deposits and deferred revenues, including approximately $3,000,000 from one client; and $2,730,000 from a decrease in accounts receivable. In the third quarter of 2006, cash flow from operations was reduced by delays in collecting approximately $3,500,000 in certain accounts receivable, the majority of which were collected in October. The delay was caused by changing the name of (i)Structure, LLC to Infocrossing, LLC and billing (i)Structure, LLC clients in the name of Infocrossing, LLC in September 2006. Significant uses of cash during 2006 include an increase in prepaid expenses and other current assets of $5,132,000, which includes an annual payment made in February 2006 of $7,650,500 for software license fees payable pursuant to an (i)Structure, LLC (now known as Infocrossing, LLC.) contract that was effective prior to the acquisition; and a decrease in accounts payable, accrued expenses and other liabilities of $6,843,000 as a result of payments of liabilities assumed on the balance sheets of companies acquired.

During 2006, we paid $3,809,000 related to certain minor acquisitions and $440,000 in costs related to the (i)Structure Acquisition. Other investing activities during 2006 include $6,553,000 for the purchase of fixed assets. We also entered into capital leases having an aggregate carrying value of approximately $11,223,000 and invested $1,406,000 in internally-developed software.

Free cash flow, defined as cash flow from operations less cash disbursed for capital expenditures and deferred software additions, was $22,443,000 for 2006 compared with $16,682,000 for 2005. We present this measure because we consider such information an important supplemental measure of performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with market capitalization comparable to our own, many of which present free cash flow when reporting their results. The table below shows the reconciliation of free cash fro to cash flow from operations for 2006 and 2005.
                                         Twelve Months Ended December 31,
                                           ----------------------------
                                                2006            2005
                                           ------------     -----------
                                                    (In thousands)
Cash flow provided by operations           $    30,402      $   21,944
Less:
   Purchases of property and equipment
     including software costs deferred          (7,959)         (5,262)
                                           ------------     -----------
Free Cash Flow                             $    22,443      $   16,682
                                           ============     ===========

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. These limitations include that free cash flow excludes other significant cash flows, such as principal payments on debt. Because of these limitations, free cash flow should not be considered as a principal indicator of our performance. We compensate for these limitations by relying primarily on the Company s GAAP results and using free cash flow only on a supplemental basis.

Financing activities during 2006 include the repayment of $5,000,000 on the revolving credit facility; payments of $7,425,000 on the Term Loan; and $6,591,000 of capital leases. We received $6,111,000 from the exercise of stock options and warrants. As noted above, we entered into $11,223,000 of new capital lease agreements during 2006.

On November 30, 2005, we entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with certain banks and other financial institutions that were initially, or in the future might become, lenders (the "Lenders"), including one bank that also acts as sole and exclusive administrative and collateral agent (the "Agent") and as a lender, and an affiliate of the Agent that acts as sole and exclusive lead arranger and sole book manager. Our obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic wholly-owned subsidiaries (the "Guarantors"). The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts which began September 30, 2006, potential annual payments due no more than 95 days after each year-end of 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first of such payments due no later than April 3, 2007 estimated to be $177,000, and other payments as described below. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). During 2006, we repaid $5,000,000 on the revolving credit facility and currently have no balance due. The maturity date for both the term loan and the revolving credit facility is April 14, 2009.

Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate. At December 31, 2006, the interest rate on the term loan was 8.5%.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. We were in compliance with such covenants at December 31, 2006 and 2005. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross-defaults to other indebtedness and bankruptcy-related defaults. If any event of default occurs and is continuing, the Agent, upon instruction from a majority of the Lenders, may terminate the commitments and may declare all of our obligations under the Credit Agreement to be immediately due and payable.

In connection with the Credit Agreement, we and the Guarantors entered into a Security Agreement pursuant to which we and the Guarantors granted a security interest in certain collateral to the Agent for the benefit of the Lenders. The pledged collateral includes substantially all of the grantors' accounts receivable, chattel paper, documents, general intangibles, instruments, inventory, letter-of-credit rights and supporting obligations, deposit accounts and proceeds of the foregoing. We also entered into a securities pledge agreement with certain of our subsidiaries, pursuant to which we granted a security interest in certain equity securities held by them to the Agent for the benefit of the Lenders.

If we receive certain types of cash proceeds, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make prepayments of the term loan in the amount of one-half of the received proceeds. During 2006, we made payments of $2,626,000 as a result of warrant exercises, and made a payment on January 4, 2007 of $179,500 related to option exercises in 2006. Such prepayments, when made, reduce the amounts of future scheduled quarterly amortization payments. Scheduled quarterly amortization payment made in 2006 totaled $4,779,000. The currently scheduled quarterly amounts due on the term loan are: $11,894,000 for 2007; and $16,651,000 for 2008. The balance of the term loan and any amounts outstanding under the revolving credit facility are due April 14, 2009.

The descriptions above of the Credit Agreement, the Security Agreement and the Pledge Agreement are qualified in their entirety by the complete text of the Credit Agreement, the Security Agreement, and the Pledge Agreement.

We have $72,000,000 of outstanding 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Interest on the Notes is payable semi-annually in the amount of $1,440,000 in July and January.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock, and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004.

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

The holders may convert their Notes into shares of our common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal period if the market price per share of our common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (b) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and (c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest (the "CIC Put"). A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes. The CIC Put represents an embedded derivative that would require bifurcation. Since we believe that any value associated with the CIC Put would be de minimis, no value was assigned at the time of issuance or in the subsequent periods, and this embedded derivative was not bifurcated. If the value should become material in the future, we will report it at such time.

We have a call option, pursuant to which the Notes may be redeemed, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date. We have no current plans to call the Notes.

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring of additional indebtedness, as defined in the indenture.

The following table summarizes information about our contractual obligations as of December 31, 2006 and the periods in which payments are due. Certain of these amounts are not required to be included in our consolidated balance sheet:

                                                             Payments Due by Period (in thousands)
                                ------------------------------------------------------------------------------------------------
   Contractual Obligations              Total              Within               2-3                4 - 5             After
                                                           1 year              years               years            5 years
                                    ---------------     --------------     ---------------     --------------    ---------------
Convertible notes (1)            $          72,000   $           -      $            -      $           -     $          72,000
Term loan                                   47,396             11,894              35,502               -                -
Interest on convertible Notes               51,840              2,880               5,760              5,760             37,440
Interest on the term loan
     at the most recent rate                 6,785              3,740               3,045               -                -
Operating leases and
     software licenses                     128,068             21,576              38,316             12,693             55,483
Operating contracts for
     disaster recovery and
     communications
     services                               12,146              4,388               5,828              1,930               -
Capital lease obligations                   21,934              8,284              10,224              2,756                670
Deferred compensation
     liability (2)                           1,740             -                   -                     240              1,500
Other long-term
     liabilities reflected on
     the Company's balance
     sheet under GAAP (3)                   -                    -                  -                 -                    -
                                    ---------------     --------------     ---------------     --------------    ---------------
Total contractual cash
     obligations                 $         341,999   $         52,762   $          98,675   $         23,379  $         167,093
                                    ===============     ==============     ===============     ==============    ===============

(1) Excludes the provision whereby the holders of the convertible notes may require the Company to repurchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest.
(2) Estimated future benefit amounts payable. The unfunded amount accrued at December 31, 2006 is $795,000. (3) Excludes accrued loss on leased facilities and deferred rent, since these payments are included under operating leases.

As of December 31, 2006, we had cash and equivalents of $22,324,000. On February 22, 2005, we filed a preliminary, or "shelf" registration statement with the Securities and Exchange Commission. This registration statement will permit us to sell equity or debt securities, in any combination, for up to $125,000,000. We may use the net proceeds we expect to receive from the sale of the securities to reduce our outstanding debt or to fund possible acquisitions and investments. The exact timing and terms of this financing will depend upon market conditions and other factors. There can be no assurance that such financing will occur.

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

Revenue Recognition

Our services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients typically range from two to seven years. Revenue is recognized (1) after we have obtained an executed service contract from the client; (2) as the services are rendered; (3) when the price is fixed as per the service contract; and (4) when we believe that collectibility is reasonably assured, based on our credit risk policies and procedures that we employ.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. In determining these allowances, we evaluate a number of factors, including the credit risk of clients, historical trends, and other relevant information. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill, Intangible Assets and Property and Equipment

Significant assets acquired in connection with our acquisitions include client lists, client relationships, property and equipment and goodwill.

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Goodwill is not amortized. However, we are required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our single reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our client base, and material negative change in relationship with significant clients. The "implied fair value" of our single reporting unit will be determined by our management and will generally be based upon future cash flow projections for the reporting unit, discounted to present value. We will use outside valuation experts when management considers that it would be appropriate to do so. Intangibles subject to amortization, including client lists and client relationships, are amortized over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans.

We take into consideration the history of contract renewals in determining our assessment of useful life and the corresponding amortization period. We analyze our client lists on a case-by-case basis, with examination of the history of contract renewals as well as other factors, such as material changes to contract terms or significant new commitments where applicable. Such estimates are based on management's judgment of its current relationship with the relevant clients and its estimate of future economic. Changes to either of these factors could result in an impairment charge, which could have a material effect on our results of operation and financial condition.

Client relationships are essential to our business. In determining the value of these relationships, we discounted the expected returns for each contract using a discounted cash flow analysis over the remaining terms of the contract. We further estimate that it would be unlikely that a client would terminate its contract, due to the quality of service currently provided as well as the lack of viable alternatives.

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

Deferred Taxes

Our deferred tax assets are comprised primarily of net operating loss carry-forwards. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. Based on our profitability, we determined that it would be more likely than not that our net operating loss carry-forwards and other temporary differences will be realized. However, due to a lack of a history of generating taxable income on a subsidiary, we recorded a valuation allowance equal to 100% of that subsidiary's net deferred tax assets. In the event that the subsidiary is able to generate taxable earnings in the future and it is determined that it is more likely than not that we will realize those deferred tax assets, an adjustment to the valuation allowance will be made which may increase goodwill in the period that such determination is made.

Stock-Based Compensation

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


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. We believe that the adoption of FIN 48 will not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the application of SFAS 157 will have on our results of operations and financial condition.

In October 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires us to recognize in our statement of financial position an asset for a defined benefit postretirement plan's over funded status or a liability for a plan's under funded status, measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We have a plan for certain executives that is unfunded, and have recorded the accrued liability for this plan on our balance sheet. SFAS 158 did not have a material effect on our results of operations or financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds issued only by major financial institutions of recognized strength and security. . We do not make investments for trading purposes. We believe that the carrying amount of our fixed rate debt and capitalized leases of $84,374,910 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities. As of December 31, 2006, we had $47,575,200 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). The rate on this portion of our debt was 8.5% at December 31, 2006. A one percent change in the interest rate paid on this debt, at the balance at December 31, 2006, would result in a $475,752 change in interest expense.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.

FOREIGN CURRENCY RISKS

We believe that our foreign currency risk is immaterial. Our income from foreign sources is derived from a single client and amounts to approximately 1% of total revenues in each of 2006, 2005 and 2004.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS AND PROCEDURES.

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. During the quarter ending on December 31, 2006 there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2006 is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is appended hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Infocrossing, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Infocrossing, Inc. and subsidiaries (Infocrossing) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infocrossing's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Infocrossing's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Infocrossing maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infocrossing maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infocrossing as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Infocrossing and our report dated March 15, 2007 expressed an unqualified opinion thereon.



New York, New York                                      /s/ ERNST & YOUNG LLP
March 15, 2007

ITEM 9B.  OTHER INFORMATION.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2007.


ITEM 11.  EXECUTIVE COMPENSATION.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2007.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is included above in
Part II, Item 5 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2007.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The contents of this Item are incorporated by reference to a Definitive Proxy Statement to be filed on or before April 30, 2007.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1 and 2. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appears as page F-1 of this report. Schedules not required have been omitted.

     3. The exhibits required to be filed as a part of this Annual Report are listed below. An index of exhibits accompanying this Annual Report appears on page 45.

(b) Exhibits:

  Exhibit No.  Description

          2.1 Stock Purchase Agreement between the Company and ITO Holdings, LLC, dated as of March 3, 2004, incorporated by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2004.

          2.2 Purchase and Sale Agreement, dated as of September 1, 2004 between Verizon Data Services, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 14, 2004

          2.3 Purchase Agreement, dated October 24, 2005, by and between Infocrossing, Inc. and Level 3 Financing, Inc., incorporated by reference to Exhibit 10 to a Current Report on Form 8-K filed October 25, 2005.

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

          3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q/A filed May 17, 2004.

          4.1A Securities Purchase Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 22, 2003.

          4.1B Registration Rights Agreement, dated as of October 16, 2003, by and among the Company and certain purchasers of common stock and warrants, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 22, 2003.

          4.1C Exchange Agreement, dated as of October 16, 2003, by and among the Company and holders of series A preferred stock and series A warrants, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 22, 2003.

          4.1D Second Amended and Restated Registration Rights Agreement, dated as of October 21, 2003, by and among the Company and certain stockholders of the Company, incorporated by reference to Exhibit
               4.4 to the Company's Current Report on Form 8-K filed October 22, 2003.

  Exhibit No.  Description

          4.2A Securities Purchase Agreement, dated as of March 24, 2004, by and among the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 1, 2004.

          4.2B Registration Rights Agreement, dated as of March 24, 2004, by and the Company and certain purchasers of the Company's common stock, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 1, 2004.

          4.3A Indenture, dated as of June 30, 2004, between the Company as issuer and Wells Fargo Bank, National Association, as trustee; and form of 4.00% Convertible Senior Notes due 2024, incorporated by reference to Exhibit 4.2 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.

          4.3B Resale Rights Agreement, dated as of June 30, 2004, by and between the Company and Lehman Brothers, Inc. regarding the Company's 4.00% Convertible Senior Notes due 2024, incorporated by reference to Exhibit 4.4 to a Registration Statement No. 333-117340 on Form S-3 filed July 13, 2004.

          4.4 Warrant Agreement dated as of February 1, 2002 by and between the Company and the Warrantholders party thereto, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 5, 2002.

          4.5 Warrant Agreement between the Company and the Warrantholders party thereto, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

          4.6A Amended and Restated 1992 Stock Option and Stock Appreciation
               Rights Plan ("1992 Plan"), incorporated by reference to Appendix A to Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2000.

          4.6B Amendment to 1992 Plan approved at the Company's Annual Meeting of Stockholders held on June 22, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          4.7A Company's 2002 Stock Option and Stock Appreciation Rights Plan
               ("2002 Plan"), incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 25, 2002.

          4.7B Amendment to 2002 Plan adopted by the Board of Directors on January 21, 2005, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          4.7C Amendment to 2002 Plan approved at the Company's Annual Meeting of Stockholders held on June 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

  Exhibit No.  Description

          4.8A The Company's 2005 Stock Plan, incorporated by reference to the
               Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 13, 2005.

          4.8B Amendment to the 2005 Stock Plan, incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 15, 2006.

          10.1A Acquisition Loan Agreement dated July 29, 2004 between the
               Company, various Lenders and CapitalSource Finance LLC as Agent for the Lenders ("Acquisition Loan Agreement"), incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,2004.

          10.1B Guaranty and Security Agreement dated as of July 29, 2004, between the Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Security Agreement"), incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

          10.1C Stock Pledge Agreement dated as of July 29, 2004, between the
               Company and certain of the Company's subsidiaries and CapitalSource Finance LLC ("Stock Pledge Agreement"), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

          10.2A Consent, Waiver and First Amendment to Acquisition Loan
               Agreement dated as of October 1, 2004, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 4, 2004.

          10.2B Joinder to Security Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

          10.2C Addendum to Stock Pledge Agreement dated October 1, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.2D Amended and Restated Consent, Waiver, and First Amendment to
               Acquisition Loan Agreement, dated as of October 6, 2004, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

          10.2E Second Amendment to Acquisition Loan Agreement and Other
               Documents, dated as of November 8, 2004, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

          10.2F Third Amendment to Acquisition Loan Agreement and Other
               Documents, dated as of December 29, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

  Exhibit No.  Description

          10.3A Credit Agreement, dated November 30, 2005, between Infocrossing,
               Inc., the lenders thereto, Bank of America, N.A. and Banc of America Securities, LLC, incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.3B Security Agreement, dated November 30, 2005, between
               Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.3C Securities Pledge Agreement, dated November 30, 2005, between
               Infocrossing, Inc., certain subsidiaries of Infocrossing, Inc., and Bank of America, N.A., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.3D (b) Amendment No. 1 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A

          10.3E (b) Amendment No. 2 to Credit Agreement Waiver between the
               Company and Bank of America, N.A

          10.3F (b) Amendment No. 3 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A.

          10.3G (b) Security Joinder Agreement by Infocrossing iConnection dated as of June 23, 2006.

          10.3H (b) Pledge Agreement Supplement between the Company and Bank of
               America, N.A. dated as of June 23, 2006.

          10.10A Agreement of Sale and Leaseback, dated November 30, 2005, between Infocrossing, Inc. and LSAC Operating Partnership, L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.10B Lease, dated November 30, 2005, between (i)Structure, LLC and
               LSAC Omaha L.P., incorporated by reference to a Current Report on Form 8-K filed December 1, 2005.

          10.10C Lease, dated December 29, 2005, between (i)Structure, LLC and
               LSAC Tempe L.P. is not filed as it is substantially the same as that between the (i)Structure, LLC and LSAC Omaha, L.P. except as to the description of the building and the amount of rent.

          10.11A Lease dated June 2, 1997 between the Company and Leonia
               Associates, LLC, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.11B First Amendment of Lease between the Company and Leonia
               Associates, LLC, dated January 16, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.11C Second Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of September 9, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.11D Third Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of August 28, 2000, incorporated by reference to Exhibit 10.7D to the Company's 10-K for the fiscal year ended October 31, 2000.

  Exhibit No.  Description

          10.11E Fourth Amendment of Lease between the Company and Leonia
               Associates, LLC, dated as of April 19, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.12A Tenth Floor Option Agreement between the Company, G-H-G Realty
               Company ("GHG"), and RSL Com USA, Inc. ("RSL"), dated as of November 30, 1999, with related notice of exercise dated February 14, 2000, incorporated by reference to Exhibit 10.6A to the Company's Form 10-K for the fiscal year ended October 31, 2000.

          10.12B Eleventh Floor Option Agreement between the Company, GHG, and
               RSL, dated as of November 30, 1999, with related notice of exercise dated December 2, 1999, incorporated by reference to
               Exhibit 10.6B to the Company's 10-K for the fiscal year ended October 31, 2000.

          10.20 (c) Employment Agreement between the Company and Zach Lonstein, dated as of January 1, 2005, incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.

          10.21 (c) Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.

          10.22A (c) Employment Agreement between the Company and Robert
               Wallach, dated as of January 1, 2005, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.5 to Infocrossing's Form 10-Q for the period ended July 31, 2000.

          10.22B (c) Amendment One to Employment Agreement between the Company and Mr. Wallach, dated as of December 22, 2006, incorporated by reference to a Current Report on Form 8-K filed December 22, 2006.

          10.23 (c) Employment Agreement, dated as of October 1, 2004, by and between a subsidiary of the Company and Michael J. Luebke, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          10.24 (c) Employment Agreement between the Company and Lee C. Fields, dated as of August 8, 2005, incorporated by reference to a Current Report on Form 8-K filed August 9, 2005

          10.25 (c) Employment Agreement, dated as of January 1, 2006 between the Company and Richard Giordanella, incorporated by reference to a Current Report on Form 8-K filed January 6, 2006.

  Exhibit No.  Description

          10.26A (c) Employment Agreement between the Company and Michael D.
               Jones dated as of May 4, 2006, incorporated by reference to a Current Report on Form 8-K filed May 8, 2006

          10.26B (c) Special Sale Bonus Agreement between (i)Structure, LLC and
               Mr. Jones, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for December 31, 2005.

          10.30 (a) Master Services Agreement dated as of May 24, 2001 among the Company, Alicomp, a Division of Alicare, Inc. and ADT Security Services, Inc., incorporated by reference to Exhibit 10.1A to a Registration Statement No. 333-110173 on Form S-3 filed February 6, 2004.

          10.31A Contract for Services between Verizon Information Technologies,
               Inc. (now Infocrossing Healthcare Services, Inc.) and the State of Missouri, including Amendments 1 through 6, (the "Missouri Contract") incorporated by reference to the Company's Quarterly Report on Form 10-Q for March 31, 2005.

          10.31B Amendments no. 7 and 8 to the Missouri Contract, incorporated by reference to Exhibit 10.32B to the Company's Quarterly Report on Form 10-Q for September 30, 2006.

          14 Code of Ethics, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.

          21   (b) Subsidiaries of the Company.

          23 (b) Consent of Ernst & Young, Independent Registered Public Accounting Firm

          31   (b) Certifications required by Rule 13a-14(a) to be filed.

          32 (b) Certifications required by Rule 13a-14(b) to be furnished but not filed.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(b) Filed herewith.
(c) Management compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INFOCROSSING, INC.

March 16, 2007                 /s/ ZACH LONSTEIN
                              --------------------------------------------------
                              Zach Lonstein - Chief Executive Officer

March 16, 2007                 /s/  WILLIAM J. McHALE
                              --------------------------------------------------
                              William J. McHale - Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2007                 /s/ ZACH LONSTEIN
                              --------------------------------------------------
                              Zach Lonstein - Chairman of the Board of Directors

March 16, 2007                 /s/ PETER J. DaPUZZO
                              --------------------------------------------------
                              Peter J. DaPuzzo - Director

March 16, 2007                 /s/ JEREMIAH M. HEALY
                              --------------------------------------------------
                              Jeremiah M. Healy - Director

March 16, 2007                 /s/ KATHLEEN A. PERONE
                              --------------------------------------------------
                              Kathleen A. Perone - Director

March 16, 2007                 /s/ ROBERT B. WALLACH
                              --------------------------------------------------
                              Robert B. Wallach - Director

March 16, 2007                 /s/ HOWARD L. WALTMAN
                              --------------------------------------------------
                              Howard L. Waltman - Director

    EXHIBIT INDEX



  Exhibit No.  Description

          10.3D Amendment No. 1 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A

          10.3E Amendment No. 2 to Credit Agreement between the
               Company and Bank of America, N.A

          10.3F Amendment No. 3 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A.

          10.3G Security Joinder Agreement by Infocrossing iConnection dated as of June 23, 2006.

          10.3H Pledge Agreement Supplement between the Company and Bank of
               America, N.A. dated as of June 23, 2006.

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

                       INFOCROSSING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                     Page No.
                                                                   -----------

Report of Independent Registered Public Accounting Firm                F-2

  Consolidated Balance Sheets -
     December 31, 2006 and 2005                                        F-3

  Consolidated Statements of Operations -
     Years ended December 31, 2006, 2005, and 2004                     F-4

  Consolidated Statements of Stockholders' Equity
     Years ended December 31, 2006, 2005, and 2004                     F-5

  Consolidated Statements of Cash Flows -
     Years ended December 31, 2006, 2005, and 2004                     F-6

  Notes to Consolidated Financial Statements                           F-8

  Schedule II: Valuation and Qualifying Accounts                       S-1




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Infocrossing, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infocrossing, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infocrossing, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised
2004), "Share-Based Payments," effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infocrossing, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.


                                               /s/ ERNST & YOUNG, LLP

New York, New York
March 15, 2007



                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (In Thousands Except Share Data)
                                                                                              December 31,
                                                                                    ----------------------------------
                                      ASSETS                                             2006               2005
                                                                                    ---------------    ---------------
CURRENT ASSETS:
  Cash and equivalents                                                              $      22,324      $      16,892
  Trade accounts receivable, net of allowances for doubtful accounts of $380 and
     $637, respectively                                                                    23,000             25,631
  Due from related parties                                                                    167                254
  Prepaid software costs                                                                    8,399              5,604
  Deferred income taxes                                                                     2,447              3,727
  Current deferred client acquisition costs                                                 1,039              1,084
  Other current assets                                                                      7,584              4,064
                                                                                       ------------       ------------
    Total current assets                                                                   64,960             57,256

  Property, equipment and purchased software, net                                          45,049             40,749
  Deferred software, net                                                                    2,826              1,581
  Goodwill                                                                                157,454            150,799
  Other intangible assets, net                                                             16,819             19,853
  Deferred income taxes                                                                     4,184              8,468
  Deferred client acquisition costs                                                         2,658              2,770
  Deferred financing costs                                                                  2,836              3,710
  Other non-current assets                                                                  1,339              1,249
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     298,125      $     286,435
                                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $      11,065      $      11,880
  Current portion of long-term debt and capitalized lease obligations                      18,749             15,551
  Accrued expenses                                                                         13,596             20,719
  Income taxes payable                                                                      1,544                560
  Current deferred revenue                                                                  4,334              1,000
                                                                                       ------------       ------------
    Total current liabilities                                                              49,288             49,710

Notes payable, long-term debt and capitalized lease obligations, net of current
  portion                                                                                 113,202            123,734
Deferred revenue, net of current portion                                                    6,067              3,017
Other long-term liabilities                                                                 4,326              2,944
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       172,883            179,405
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                 -                  -
  Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued
     22,675,811 and 21,216,032 at December 31, 2006 and 2005, respectively                    227                212
  Additional paid-in capital                                                              173,684            163,973
  Accumulated deficit                                                                     (45,048)           (53,534)
                                                                                       ------------       ------------
                                                                                          128,863            110,651
Less 668,969 shares at December 31, 2006 and 2005,
     respectively, of common stock held in treasury, at cost                               (3,621)            (3,621)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                125,242            107,030
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     298,125      $     286,435
                                                                                       ============       ============

                 See Notes to Consolidated Financial Statements.



                           INFOCROSSING, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands except Number of Shares and Per Share Data)
                                Years ended December 31,
                                        -------------------------------------------------------
                                             2006               2005                2004
                                        ---------------    ----------------    ----------------
REVENUES                                $     229,207       $     148,006      $      104,949
                                            -----------        ------------       -------------
COSTS and EXPENSES:
     Costs of revenues, excluding
            depreciation and
            amortization shown below          160,420             106,818              71,378
     Selling and promotion costs                8,729               4,766               3,283
     General and administrative
            expenses                           18,067              14,337               8,728
     Depreciation and amortization             16,942              11,146               8,679
                                            -----------        ------------       -------------
                                              204,158             137,067              92,068
                                            -----------        ------------       -------------
INCOME FROM OPERATIONS                         25,049              10,939              12,881
                                            -----------        ------------       -------------
Interest income                                  (527)               (687)               (313)
Interest expense                               10,277               6,901               5,770
                                            -----------        ------------       -------------
                                                9,750               6,214               5,457
                                            -----------        ------------       -------------
INCOME BEFORE INCOME TAXES                     15,299               4,725               7,424

Income tax expense (benefit)                    6,813               2,152             (12,539)
                                            -----------        ------------       -------------
NET INCOME                              $       8,486       $       2,573      $       19,963
                                            ===========        ============       =============

BASIC EARNINGS PER SHARE:
Net income to common
     stockholders per share             $        0.40       $        0.13      $         1.12
                                            ===========        ============       =============
Weighted average number of
    common shares outstanding               21,392,122         20,216,863           17,827,006
                                            ===========        ============       =============

DILUTED EARNINGS PER SHARE:
Net income  to common
     stockholders per share             $        0.37       $        0.12      $         0.95
                                            ===========        ============       =============
Weighted average number of
     common share equivalents
     outstanding                            27,884,253         21,726,496          21,931,982
                                            ===========        ============       =============

                 See Notes to Consolidated Financial Statements.



                                             INFOCROSSING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (In Thousands)

                                                             Additional                           Treasury
                               Common                         Paid in         Accumulated         Stock at
                               Shares        Par Value        Capital           Deficit             Cost             Total
                              ----------    ------------    -------------    ---------------    -------------     -------------
 Balances,
      December 31, 2003          15,732      $     157      $    109,565      $     (76,070)     $    (2,851)     $     30,801

 Exercises of stock options         346              4             1,952              -                 (287)            1,669

 Exercises of warrants            1,141             11             6,479              -                -                 6,490

 Vesting of a non-qualified
     stock option                 -              -                    31              -                -                    31

 Warrants issued                  -              -                   137              -                -                   137

 Private stock offering           2,917             29            28,211              -                -                28,240

 Stock issued in connection
      with acquisitions             259              3             2,936              -                -                 2,939

 Tax credit for stock options     -              -                   967              -                -                   967

 Net income                       -              -                 -                 19,963            -                19,963
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2004          20,395      $     204      $    150,278      $     (56,107)     $    (3,138)     $     91,237

 Exercises of stock options         474              5             5,889              -                -                 5,894

 Stock issued in connection
      with acquisitions             347              3             2,497              -                -                 2,500

 Value related to a change
      in the conversion price
      of convertible debt        -               -                 4,596              -                -                 4,596

 Repurchase stock                -               -                 -                  -                 (483)             (483)

 Tax credit for stock options     -              -                   713              -                -                   713

 Net income                       -              -                 -                  2,573            -                 2,573
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2005          21,216      $     212      $    163,973      $     (53,534)     $    (3,621)     $    107,030

 Exercises of stock options         120              1               858              -                -                   859

 Exercises of warrants            1,124             12             5,240              -                -                 5,252

 Stock issued in connection
      with acquisitions             216              2             1,784              -                -                 1,786

 Stock option expense             -              -                 1,651              -                -                 1,651

 Tax credit for stock options     -              -                   178              -                -                   178

 Net income                       -              -                 -                  8,486            -                 8,486
                               ----------       --------       -----------       ------------       ----------       -----------
 Balances,
      December 31, 2006          22,676      $     227      $    173,684      $     (45,048)     $    (3,621)     $    125,242
                               ==========       ========       ===========       ============       ==========       ===========

                 See Notes to Consolidated Financial Statements.



                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Years ended December 31,
                                                              ---------------------------------------------------------------
                                                                    2006                  2005                   2004
                                                              ------------------    ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $          8,486      $          2,573      $          19,963
Adjustments to reconcile net income to cash provided by
  operating activities (operating activities include the
  operations of companies acquired subsequent to their
  respective acquisition dates):
     Depreciation and amortization                                      16,942                11,146                  8,679
     Addition to allowance for doubtful accounts                        -                      1,527                    329
     Accretion of discounted debt                                          351                   218                     62
     Unamortized fees relating to loans repaid                          -                     -                       1,097
     Non-employee option issued for services                            -                     -                         168
     Deferred income taxes                                               5,285                 1,592                (12,550)
     Compensation expense related to stock options                       1,651                -                      -
     Deferred compensation expense related to executive
        pension benefits                                                   406                   390                 -
    Payments received on related party balances, net of
        interest charges                                                    87                   (16)                   (12)
Changes in operating assets and liabilities (net of
   effect of acquisitions):
     Decrease (increase) in:
        Trade accounts receivable                                        2,730                 5,952                (10,985)
        Prepaid software costs                                          (2,795)                1,604                   (639)
        Deferred client acquisition costs and other
           current assets                                               (2,337)                 (349)                (1,499)
        Other non-current assets                                           969                (2,230)                  (165)
     Increase (decrease) in:
        Accounts payable                                                (1,056)                1,178                  4,242
        Income taxes payable                                               388                  (890)                   437
        Accrued expenses                                                (6,635)               (2,504)                (2,213)
        Deferred revenue                                                 5,082                 1,471                   (251)
        Other liabilities                                                  848                   282                   (347)
                                                                 ---------------       ---------------       ----------------
Net cash provided by operating activities                               30,402                21,944                  6,316
                                                                 ---------------       ---------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, equipment and purchased software              (6,553)               (4,315)                (1,456)
    Disposal of property                                                -                     24,962                  -
    Payments related to acquisitions                                    (4,249)              (84,394)               (88,593)
    Purchases of auction-rate securities                                -                     -                     (64,200)
    Redemptions of auction-rate securities                              -                     -                      64,200
    Repurchase of Company shares                                        -                       (483)                 -
    Increase in deferred software costs                                 (1,406)                 (947)                  (367)
                                                                 ---------------       ---------------       ----------------
Net cash used in investing activities                                  (12,208)              (65,177)               (90,416)
                                                                 ---------------       ---------------       ----------------

                             Continued on next page.


                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Years ended December 31,
                                                              ---------------------------------------------------------------
                                                                    2006                  2005                   2004
                                                              ------------------    ------------------    -------------------
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Net proceeds from a private equity
        placement                                             $         -           $         -           $          28,240
    Proceeds from sale of convertible notes                             -                     -                      69,480
    Proceeds from debt financing                                        -                     67,043                 39,375
    Repayments of debt and capitalized leases                          (19,016)              (39,071)               (43,764)
    Payment of costs related to debt
        financings                                                      -                      -                     (1,096)
    Excess tax benefit from exercise of stock
        options                                                            178                 -                      -
    Exercises of stock options and warrants                              6,111                 5,894                  8,159
                                                                 ---------------       ---------------       ----------------
Net cash provided by (used in) financing activities                    (12,727)               33,866                100,394
                                                                 ---------------       ---------------       ----------------
Net cash  provided by (used in)
     continuing operations                                               5,467                (9,367)                16,294

CASH FLOWS FROM DISCONTINUED OPERATION:
     Payments on portion of accrued loss on
        leased facilities relating to discontinued
        operation                                                         (35)                  (52)                   (56)
                                                                 ---------------       ---------------       ----------------
Net increase  (decrease)
    in cash and equivalents                                             5,432                (9,419)                16,238

Cash and equivalents, beginning of year                                16,892                26,311                 10,073
                                                                 ---------------       ---------------       ----------------
Cash and equivalents, end of year                            $         22,324      $         16,892      $          26,311
                                                                 ===============       ===============       ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                             $          8,644      $          6,216      $           2,802
                                                                 ===============       ===============       ================
        Income taxes                                         $          1,428      $          1,767      $             169
                                                                 ===============       ===============       ================
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH INVESTING ACTIVITIES:
    Common stock issued for a portion of
        purchase price on acquisitions                       $          1,786      $          2,500      $           2,939
                                                                 ===============       ===============       ================
    Equipment acquired subject to a capital lease            $         11,223      $          8,301      $           5,942
                                                                 ===============       ===============       ================
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH FINANCING ACTIVITIES:
    Treasury shares received in
        payment of a stock option exercise                   $         -           $          -          $             287
                                                                 ===============       ===============       ================

                 See Notes to Consolidated Financial Statements.



                       INFOCROSSING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business - Infocrossing, Inc. and its wholly-owned subsidiaries (collectively, the "Company") provide information technology outsourcing services to companies, institutions, and government agencies.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's client base. The Company performs ongoing credit evaluations of clients' financial condition, and generally does not require collateral. The Company maintains allowances for potential credit losses.

Property, Equipment and Software- Property and equipment is stated at cost except for assets acquired under capital leases, which are recorded at the present value of the minimum lease commitments. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements and assets acquired under capital leases are amortized over the longer of the lease term or the estimated useful lives. Software that has been purchased is included in Property and Equipment and is amortized using the straight-line method over five years. The cost of internally developed software and product enhancements, not reimbursed by clients, is capitalized as Deferred Software Costs. Such assets are internal-use software, accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The estimated useful lives of such assets vary between three and five years, based upon the estimated useful life of each particular software product. If the software has been developed for a particular client, the useful life equals the term of the related client contract.

Goodwill, Other Intangible and Long-Lived Assets - Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Long-Lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets, consisting of acquired client lists, are amortized over their respective useful lives ranging from five to ten years and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment has occurred.

Revenue Recognition - The Company's services are provided under a combination of fixed monthly fees and time and materials billings. Contracts with clients range from two to seven years. Revenue is recognized (1) after the Company has obtained an executed service contract from the client (2) as the services are rendered (3) when the price is fixed as per the service contract and (4) when the Company believes that collectibility is reasonably assured based on the credit risk policies and procedures that the Company employs.



Costs of Revenues - Costs of revenues include software licenses, operating hardware leases, hardware maintenance, telecommunication services, other costs of the data centers, and the cost of client service personnel, computer operators, programmers, and other technical personnel.

Advertising costs are expensed as incurred and are included in the caption Selling and Promotion Costs.

Stock Option Expense - In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) also requires that the excess tax benefit from exercises of stock options during the year be classified as a financing activity in the Company's statement of cash flows, rather than as a component of cash from operations. The Company adopted SFAS 123(R) using the modified-prospective method on January 1, 2006 (See Note 9).

Deferred Revenue - The Company records deferred revenue for amounts billed for which the services have not yet been provided. Deferred revenue amounts are recognized as revenue as the services are rendered.

Deferred Client Acquisition Costs - The Company may incur significant direct and incremental costs in connection with services provided related to the migration and transition of new clients to the Company's systems. These services are performed so that the Company can provide on-going services in connection with long-term client contracts. In certain instances, the Company may invoice and receive payment for these services as up-front non-refundable fees. The Company's policy is to defer these costs and associated revenues, if any, and to recognize them ratably over the period of the related long-term contract.

Income Taxes - The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carry-forwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Earnings per Share - The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the year ended December 31, 2006, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 818,372 shares and 5,673,759 shares issuable upon conversion of the convertible notes. The calculation of earnings per share for the year ended December 31, 2006 excludes 2,700,712 shares related to stock options and warrants because to include them in the calculation would be antidilutive. The calculation for 2006 also includes a pro forma increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $1,808,000. For the year ended December 31, 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock aggregating 1,509,633 shares. The calculation of earnings per share for the year ended December 31, 2005 excludes 5,673,759 shares issuable upon conversion of the convertible notes and 1,545,424 shares related to stock options and warrants because to include them in the calculation would be antidilutive. For the year ended December 31, 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock and the effects of convertible securities aggregating 4,104,976 shares. The calculation for 2004 also includes a pro forma increase to net earnings equal to interest expense relating to the convertible debt, adjusted for income taxes, of $906,000. The calculation of earnings per share for the year ended December 31, 2004 excludes 1,145,100 shares related to stock options and warrants because to include them in the calculation would be antidilutive.



Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income is equal to its net income for all periods presented.

Segments - The Company and its subsidiaries operate in one reportable segment of providing information technology outsourcing services. Substantially all of the Company's revenues are derived from U.S. sources. Income from foreign sources is derived from one European client and amounts to approximately 1% in each of 2006, 2005 and 2004. All of the Company's assets are in the U.S.

Derivatives - The Company does not invest in derivatives for trading purposes nor does it use derivative financial instruments to manage risks associated with fluctuating interest rates.

Fair Value of Financial Instruments - At December 31, 2006 and 2005, the carrying amounts of cash and equivalents, trade accounts receivable, accounts payable, accrued expenses, accrued loss on leased facilities, client deposits, deferred revenue and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of long-term debt approximate fair value based on interest rates that are currently available to the Company with similar terms and remaining maturities.

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

Reclassifications were made to the prior years' income statements to conform to the current year presentation of certain employee benefit costs, as shown below:

                               Year Ended December 31, 2005                           Year Ended December 31, 2004
                      -----------------------------------------------       -------------------------------------------------
                      As Published      Adjustment       As Adjusted         As Published       Adjustment       As Adjusted
                      ------------    --------------    -------------       -------------     --------------    -------------
Cost of revenues,
   exclusive of
   depreciation and
   amortization       $   106,354     $        464      $    106,818        $     71,368      $         10      $     71,378

Selling and
   promotion costs    $     4,726     $         40      $      4,766        $      3,277      $          6      $      3,283

General and
   administrative
   expenses           $    14,841     $       (504)     $     14,337        $      8,744      $        (16)     $      8,728

Major Clients - For the years ended December 2006 and 2005, one client accounted for 11% and 17%, respectively, of the Company's total revenues. For the year ended December 31, 2004, a different client accounted for 13% of the Company's total revenues.

Recently Issued Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon



                                   Page F-10
ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. The Company believes that the adoption of FIN 48 will not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the application of SFAS 157 will have on its results of operations and financial condition.

In October 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan's over funded status or a liability for a plan's under funded status, measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company has a plan for certain executives that is unfunded, and has recorded the accrued liability for this plan on the balance sheet. The Company has adopted SFAS 158, which did not have a material effect on the Company's results of operations or financial condition.


2. ACQUISITIONS

During the period ended December 31, 2006, the Company acquired two additional businesses (the "Minor Acquisitions") for approximately $3,513,000 in cash, $179,000 in acquisition expenses, and 216,241 shares of the Company's common stock valued at approximately $1,786,000. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary respective fair values. As part of the allocation, approximately $7,145,000 was allocated to goodwill, $701,000 was allocated to amortizable intangible assets (contract rights and client relationships) that are being amortized over their estimated useful life of five years, and $500,000 to purchased deferred software development cost being amortized over three years. The goodwill related to the Minor Acquisitions is deductible for tax purposes. The Company agreed to register for resale the shares issued for minor acquisitions and, accordingly, included such shares in a Registration Statement on Form S-3 filed February 16, 2006. This Registration Statement was declared effective April 21, 2006.

(i)STRUCTURE LLC

On November 30, 2005, the Company acquired 100 percent of the membership interests of (i)Structure, LLC from Level 3 Financing, Inc., a Delaware corporation ("Level 3") for a cash payment of approximately $82,267,000 and 346,597 shares of Company stock valued at $2,500,000 (the "(i)Structure Acquisition"). The Company funded the cash portion of the purchase price through a combination of the net proceeds of $67,043,000 from a $70 million debt facility which matures April 14, 2009, $11,512,000 in net proceeds from the sale/leaseback of land and an 88,000 rentable square foot building in Omaha, Nebraska (the "Omaha Property"), and the remainder with available cash. In September 2006, the Company and the State of Nebraska entered into an agreement approving the Company's participation in a state incentive program for economic growth based on maintaining certain levels of "qualified property," as defined, within Nebraska. The application to participate in this program had been submitted by (i)Structure, LLC prior to the (i)Structure Acquisition. The incentive under the program totals approximately $1.05 million, and was recorded as a reduction in costs of revenues, excluding depreciation. Subsequent to the acquisition, the Company also sold and leased back a 60,000 square foot building and improvements in Tempe, Arizona (the "Tempe Property"). The Tempe Property is subject to a ground lease. The purchase price for the (i)Structure Acquisition is subject to an adjustment based on final values of certain components of working capital, the values of which are being negotiated between the Company and Level 3. This negotiation has been submitted to an arbitrator, and the ultimate result of that arbitration will be booked to income once finalized. In August 2006, (i)Structure, LLC's name was changed to Infocrossing, LLC.



The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the (i)Structure Acquisition. The intangible asset subject to amortization relates to client contracts acquired and is being amortized over seven years. All of the goodwill is deductible for tax purposes.

                           November 30, 2005
                             (In thousands)

Trade accounts receivable                                  $      6,403
Other current assets                                              4,183
                                                              -----------
    Total current assets                                         10,586
Property, equipment, and purchased software                      37,565
    (see discussion of sale-leasebacks above)
Intangible asset subject to amortization                          9,400
Goodwill                                                         45,907
                                                              -----------
    Total assets acquired                                       103,458
                                                              -----------

Accounts payable and accrued expenses                           (15,019)
Deferred revenues                                                (1,279)
Capitalized lease obligations                                      (318)
                                                              -----------
    Total liabilities assumed                                   (16,616)
                                                              -----------
Purchase price                                             $     86,842
                                                              ===========

INFOCROSSING HEALTHCARE SERVICES, INC.

On October 1, 2004, the Company acquired the common stock of the Medicaid, Medicare and Managed Care claims processing business (the "Claims Processing Business") of Verizon Information Technologies Inc. ("VITI") from Verizon Communications Inc. for $43,500,000 in cash and approximately $1,886,000 in related acquisition costs (the "IHS Acquisition"). Immediately following the closing of the IHS Acquisition, the Claims Processing Business' name was changed to Infocrossing Healthcare Services, Inc. ("IHS"). The IHS Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $25,357,000 and an intangible asset subject to amortization, relating to contract rights and client relationships, was recorded in the amount of $10,320,000. The intangible asset is being amortized over its estimated useful life of ten years. The goodwill related to the IHS Acquisition is deductible for tax purposes.

INFOCROSSING WEST, INC.

On April 2, 2004, the Company acquired all of the outstanding capital stock of ITO Acquisition Corporation, a California corporation doing business as Systems Management Specialists ("SMS"), from ITO Holdings, LLC ("Holdings") for $34,909,000 in cash, $1,224,000 in related acquisition costs and 135,892 shares of common stock of the Company valued at approximately $1,439,000 (the "SMS Acquisition"). Subsequent to the acquisition, SMS changed its name to Infocrossing West, Inc. ("IFOX West"). The SMS Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values. In connection with the allocation of the purchase price, goodwill of $41,320,000 and an intangible asset subject to amortization, relating to contract rights and client relationships, was recorded in the amount of $1,650,000. In connection with an acquisition by SMS prior to April 2004, the Company may have to pay contingent consideration for a period of up to four years. Through December 31, 2006, such contingent consideration totaled $775,000, which was recorded as additional goodwill.

The results of each of the aforementioned acquisitions are included with that of the Company for the period subsequent to the respective acquisition dates.

The following unaudited condensed combined pro forma information for the years ended December 31, 2005 and 2004 give effect to the (i)Structure Acquisition, the IHS Acquisition, and the SMS Acquisition as if they had occurred on January 1, 2004. For the purposes of the pro forma information, the Company has assumed that, other than the related financings, it had sufficient cash to make the acquisitions. The pro forma information may not be indicative of the results



                                   Page F-12
that actually would have occurred had these transactions been in effect on the dates indicated, nor does it purport to indicate the results that may be obtained in the future. The pro forma information does not give effect to planned synergies and cost savings. The pro forma information also does not give effect to the Minor Acquisitions because the impact these acquisitions would have on the pro forma information is not material.

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
                                                 ============        ===========


3. PROPERTY, EQUIPMENT AND SOFTWARE

Property, Equipment and Purchased Software

Property, equipment and purchased software consists of the following (in thousands):

                                                                                                                 Depreciable
                                                                                December 31,                    Lives (Years)
                                                                  ------------------------------------------    --------------
                                                                         2006                   2005
                                                                  --------------------    ------------------    --------------
Computer equipment                                                $           24,050      $         22,826           5-7
Computer equipment acquired under capital leases (Note 7)                     38,114                27,523            5
Furniture and office equipment                                                 3,372                 3,171            7
Leasehold improvements                                                        11,630                10,335            *
Purchased software                                                            15,712                12,349            5
Vehicles                                                                         218                   153            3
                                                                      ----------------        --------------
                                                                              93,096                76,357
Less accumulated depreciation and amortization, including
    $18,771 and $13,490 attributable to assets under
    capital leases at December 31, 2006 and 2005, respectively               (48,047)              (35,608)
                                                                      ----------------        --------------
                                                                  $           45,049      $         40,749
                                                                      ================        ==============

         * Shorter of the useful life or the length of the lease.

Depreciation and amortization charged to operations was $12,545,000; $8,828,000; and $7,194,000 for the years ended December 31, 2006, 2005, and 2004, respectively.



Deferred Software Costs

Deferred software costs consist of the following (in thousands):
                                                      December 31,
                                             -----------------------------------
                                                  2006               2005
                                             ---------------    ----------------
Cost of internally-developed software        $       9,314      $        7,407
    and enhancements, including software
    under development, and also including
    $500 obtained as part of an acquisition
    (Note 2)
Accumulated amortization                            (6,488)             (5,826)
                                                 -----------        ------------
                                             $       2,826      $        1,581
                                                 ===========        ============

Amortization of deferred software costs charged to operations was $661,000; $443,000; and $554,000 for the years ended December 31, 2006, 2005, and 2004, respectively.


4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the years ended December 31, 2006 and 2005 are as follows:

                                                 Year ended December 31,
                                           -------------------------------------
                                                2006                 2005
                                           ----------------    -----------------
Goodwill, beginning of year                $      150,799      $       103,177

(i)Structure Acquisition (a)                         (490)              46,396
SMS Acquisition                                      -                   1,166
Minor Acquisitions                                  7,145                   60

                                               ------------        -------------
Goodwill, end of year                      $      157,454      $       150,799
                                               ============        =============

(a) The (i)Structure Acquisition occurred November 30, 2005, and certain accruals made during the initial purchase price allocation were later determined to be unnecessary.

Other Intangible Assets

Other intangible assets, consisting of acquired client lists, are as follows (in thousands):

                                                            December 31,
                                           -------------------------------------
                                                2006                 2005
                                           ----------------    -----------------
Beginning of year                          $       24,250      $        14,850
(i)Structure Acquisition                             -                   9,400
Minor Acquisitions                                    701                 -
                                               ------------        -------------
                                                   24,951               24,250
Accumulated amortization                           (8,132)              (4,397)
                                               ------------        -------------
End of year                                $       16,819      $        19,853
                                               ============        =============



Amortization charged to operations was $3,735,000; $1,875,000; and $931,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average life of all client lists is 6.7 years. Future amortization expense related to client lists is estimated as follows (in thousands):

        Years ending December 31:
                             2007  $         3,281
                             2008            2,861
                             2009            2,424
                             2010            2,144
                             2011            1,970
                       Thereafter            4,139
                                        -----------
                                   $        16,819
                                        ===========


5.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):
                                                         December 31,
                                                --------------------------------
                                                    2006              2005
                                                --------------    --------------
                                                $       2,893     $       8,211
Payroll related accruals excluding taxes
Software licenses and maintenance                       2,767             2,044
Interest                                                2,031             1,754
Outside processing                                      1,908             2,108
Taxes other than corporate income                       1,249               988
Professional fees                                         574               860
Building rents                                            561               865
Hardware leases and maintenance                           386             2,211
Other                                                   1,227             1,678
                                                    ----------        ----------
                                                $      13,596     $      20,719
                                                    ==========        ==========


6.  RELATED PARTY TRANSACTIONS

Due from related parties consists of the following (in thousands):
                                                           December 31,
                                                    ---------------------------
                                                       2006           2005
                                                    -----------    ------------
Due from the Chairman, bearing interest
   at the Prime Rate (8.25% at December 31,
   2006) plus 1% per annum, repayable,
   including accrued interest, on demand            $       56     $       101
Due from other officers, bearing interest at
   the Prime Rate, repayable, including
   accrued interest, on demand                             111             153
                                                        -------        --------
Total due from related parties                      $      167     $       254
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



The President IT Outsourcing (see Note 10) received a bonus of $1,150,000 in connection with the (i)Structure Acquisition, which was paid by the Company and applied as a credit against the amount otherwise payable to the Seller.


7.  NOTES PAYABLE, CONVERTIBLE DEBT, AND CAPITALIZED LEASE OBLIGATIONS

Long-Term Debt consists of the following (in thousands):
                                                       December 31,
                                           ------------------------------------
                                                2006                2005
                                           ---------------     ----------------
Senior secured term loan                   $      47,575       $       55,000
Senior secured revolving loan                     -                     5,000
Convertible debt due 2024 (a)                     65,515               65,164
Capitalized lease obligations                     18,861               14,121

                                               -----------        -------------
                                                 131,951              139,285
Less current portion                             (18,749)             (15,551)
                                               -----------        -------------
                                           $     113,202       $      123,734
                                               ===========        =============
(a) Face value of $72 million.

Senior Secured Credit Agreement

On November 30, 2005, the Company entered into a $70,000,000 senior secured credit facility (the "Credit Agreement"), with certain banks and other financial institutions that were initially, or in the future might become, lenders (the "Lenders"), including one bank that also acts as sole and exclusive administrative and collateral agent (the "Agent") and as a lender, and an affiliate of the Agent that acts as sole and exclusive lead arranger and sole book manager. The Company's obligations under the Credit Agreement are unconditionally guaranteed by each of its domestic wholly-owned subsidiaries (the "Guarantors"). The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts beginning September 30, 2006, potential annual payments due no more than 95 days after each year-end of 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first of such payments due no later than April 3, 2007 estimated to be $177,000, and other payments as described below. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). During 2006, the Company repaid $5,000,000 on the revolving credit facility and currently has no balance due. The maturity date for both the term loan and the revolving credit facility is April 14, 2009. Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the Bank of America prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate. At December 31, 2006, the interest rate on the term loan was 8.5%.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit the Company's ability to pay cash dividends. The Company was in compliance with such covenants at December 31, 2006 and 2005. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross-defaults to other indebtedness and bankruptcy-related defaults. If any event of default occurs and is continuing, the Agent, upon instruction from a majority of the Lenders, may terminate the commitments and may declare all of the Company's obligations under the Credit Agreement to be immediately due and payable.



In connection with the Credit Agreement, the Company and the Guarantors entered into a Security Agreement pursuant to which the Company and the Guarantors granted a security interest in certain collateral to the Agent for the benefit of the Lenders. The pledged collateral includes substantially all of the grantors' accounts receivable, chattel paper, documents, general intangibles, instruments, inventory, letter-of-credit rights and supporting obligations, deposit accounts and proceeds of the foregoing. The Company also entered into a securities pledge agreement with certain of its subsidiaries, pursuant to which they granted a security interest in certain equity securities held by them to the Agent for the benefit of the Lenders.

If the Company receives certain types of cash proceeds, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, it is required to make prepayments of the term loan in the amount of one-half of the received proceeds. During 2006, the Company made payments of $2,626,000 as a result of warrant exercises, and made a payment on January 4, 2007 of $179,500 related to option exercises in 2006. Such prepayments, when made, reduce the amounts of future scheduled quarterly amortization payments. Scheduled quarterly amortization payment made in 2006 totaled $4,779,000. The currently scheduled quarterly amounts due on the term loan are: $11,894,000 for 2007; and $16,651,000 for 2008. The balance of the term loan and any amounts outstanding under the revolving credit facility are due April 15, 2009.

The descriptions above of the Credit Agreement, the Security Agreement and the Pledge Agreement are qualified in their entirety by the complete text of the Credit Agreement, the Security Agreement, and the Pledge Agreement.

Convertible Debt

The Company has $72,000,000 of outstanding 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Interest on the Notes is payable semi-annually in the amount of $1,440,000 in July and January.

The Notes are convertible, subject to certain conditions, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock, and other events. Upon conversion, the Company will have the right to deliver to the holders, at its option, cash, shares of common stock, or a combination thereof. At the initial conversion price of $15.36, the Notes were convertible into 4,687,500 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004.

On August 5, 2005, because the market price of the Company's common stock was less than $10.48 (68.23% of the initial conversion price) for at least 20 trading days during the 30 consecutive trading day period ending on August 5, 2005, a reset adjustment was triggered, whereby the conversion price was immediately reduced by 17.38% to $12.69. As a result of the reset adjustment, the number of common shares into which the Notes are convertible is 5,673,759, an increase of 986,259 shares. No further reset adjustments will be made, but the adjusted conversion price of $12.69 remains subject to adjustment as noted above for stock dividends, splits, issuances of rights to purchase shares of common stock, and other events .

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



The holders may convert their Notes into shares of common stock, at the conversion price in effect at the time, prior to the close of business on their stated maturity date under any of the following circumstances: (1) during any fiscal period if the market price per share of the Company's common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter is more than 130% of the applicable conversion price; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to common stockholders of rights to acquire shares of common stock at a discount; (b) distributions to common stockholders when the distribution has a per share value in excess of 5% of the market price of common stock; and
(c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require the Company to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest (the "CIC Put"). A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, the Company may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes. The CIC Put represents an embedded derivative that would require bifurcation. Since the Company believes that any value associated with the CIC Put would be de minimis, no value was assigned at the time of issuance or in the subsequent periods, and this embedded derivative was not bifurcated. If the value should become material in the future, the Company will report if at such time.

The Company have a call option, pursuant to which the Notes may be redeemed, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of the Company's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date.

The holders of the Notes may require that the Company purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring of additional indebtedness, as defined in the indenture.


Capital Lease Obligations

Assets subject to capital lease agreements are reflected in property and equipment as capital leases. During the years ended December 31, 2006, 2005, and 2004, the Company entered into capital leases aggregating approximately $11,223,000; $8,302,000; and $5,942,000, respectively, excluding those assumed in business combinations.



The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments (amounts in thousands):

Years ending December 31:
                          2007                        $      8,284
                          2008                               6,250
                          2009                               3,974
                          2010                               1,901
                          2011                                 855

                       Thereafter                              670
                                                      --------------
Total minimum lease payments                                21,934
Less amount representing interest                           (3,073)
                                                      --------------
Present value of net minimum lease payments                 18,861
Less current portion of obligations under capital leases    (6,855)
                                                      --------------
Long-term portion                                     $     12,006
                                                      ==============


8.  INCOME TAXES

The significant components of provision (benefit) for income taxes consists of (in thousands):

                                                  Years ended December 31,
                                      --------------------------------------------------
                                           2006              2005             2004
                                      ---------------    -------------    --------------
Current tax  provision (benefit):
    Federal                           $         162      $    -           $         60
    State and local                           1,366              560               (49)
Deferred tax provision (benefit)              5,285            1,592           (12,550)
                                          -----------       ----------        ----------
Provision (benefit) for
    income taxes                      $       6,813      $     2,152      $    (12,539)
                                          ===========       ==========        ==========



A reconciliation of income taxes computed at the federal statutory rate to (benefit) provision for income tax is as follows (in thousands):

                                                                Years ended December 31,
                                                   ----------------------------------------------------
                                                          2006               2005               2004
                                                       ----------        -----------        -----------
Tax provision computed at the statutory rate       $      5,202      $       1,599      $       2,612
Increase (decrease) in taxes resulting from:
State and local income taxes,
    net of federal income taxes                           1,094                489                361
Alternative minimum tax                                     162              -                     60
Non-deductible expenses                                      42                 43                 28
Stock option compensation expense                           337              -                   -
Change in valuation allowance                              -                 -                (15,207)
Other, net                                                  (24)                21               (393)
                                                       ----------        -----------        -----------
                                                   $      6,813      $       2,152      $     (12,539)
                                                       ==========        ===========        ===========



Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       December 31,
                                         ---------------------------------------
                                               2006                 2005
                                         -----------------    ------------------
Deferred tax assets:
    Accrued liabilities                  $           513      $            419
    Allowance for doubtful accounts                  139                   194
    Deferred rent                                    798                   648
    Deferred revenue                               2,832                 1,135
    Net operating loss                            15,053                18,179
    Stock option exercise                          1,882                 1,680
    Stock options issued                             277                 -
    Other                                            160                   217
                                            -------------        --------------
                                                  21,654                22,472
                                            -------------        --------------
Deferred tax liabilities:
    Depreciation and amortization                 (3,006)               (1,976)
    Goodwill and intangible assets                (7,376)               (4,573)
    Deferred software costs                         (972)                 (658)
    Sales tax credits                               (576)                -
    Other deferred costs                            (631)                 (608)
                                            -------------        --------------
                                                 (12,561)               (7,815)
                                             -------------        --------------
Net tax assets                                     9,093                14,657
Valuation allowance                               (2,462)               (2,462)
                                             -------------        --------------
Net deferred taxes                       $         6,631      $         12,195
                                             =============        ==============

In 2006, 2005 and 2004, the Company recorded $178,000; $713,000; and $967,000 of deferred taxes attributable to the disqualifying disposition of stock options, directly increasing additional paid in capital. SFAS 123(R) requires that the tax benefit attributable to disqualifying dispositions be classified as a financing activity in the Company's statement of cash flows beginning with the year ended December 31, 2006, rather than as a component of cash from operations.

As of December 31, 2006 and 2005, the Company has recorded a valuation allowance of approximately $2.5 million against deferred tax assets related to approximately $5.9 million of net operating loss carry-forwards acquired in the SMS Acquisition due to the uncertainty of realizing a tax benefit from that deferred tax asset.

At December 31, 2006, the Company had net operating loss carry-forwards of approximately $34 million for federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited under
Section 382 of the Internal Revenue Code.

The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on its estimate of future taxable income. Changes in the Company's assessment of the need for a valuation allowance could give rise to adjustments in the valuation allowance and tax expense in the period of change.

At December 31, 2006, the Company has federal alternative minimum tax credit carry-forwards of approximately $206,000 that do not expire.



9.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on certain matters), preferences as to dividends and liquidation conversion, redemption rights, and sinking fund provisions. At December 31, 2006 and 2005, no preferred shares were outstanding.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, $0.01 par value. The holders of common stock are entitled to one vote per share. There is no cumulative voting for the election of directors. Subject to the prior rights of any series of preferred stock which may be outstanding in the future, holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors of the Company out of legally
available funds, and upon the liquid    ation, dissolution, or winding up of the
Company, are entitled to share ratably in all assets remaining after the payment of liabilities, and payment of accrued dividends and liquidation preferences on the preferred stock outstanding, if any. Certain provisions of a credit agreement to which the Company is a party do not permit the payment of cash dividends on common stock.

Holders of common stock have no preemptive rights, and have no rights to convert their common stock into any other security.

Warrants

On October 21, 2003, in connection with a private placement of stock, the Company issued five year warrants to purchase 3,408,689 shares of common stock (the "PIPE Warrants"). The PIPE Warrants have an exercise price of $7.86 per share and expire in October 2008. On February 12, 2004, a Registration Statement on Form S-3, filed by the Company on behalf of the private placement investors as selling shareholders, was declared effective. The Company does not receive any proceeds from any sales of stock under this registration statement.

In 2006, holders of PIPE Warrants to purchase 311,633 shares exercised their warrants for cash, resulting in proceeds to the Company of approximately $2,449,000. In addition, one holder exercised a PIPE Warrant to purchase 89,059 shares by surrendering warrants for 63,660 shares in a cashless exercise. The shares underlying the surrendered warrants had, at the exercise date, a market value equal to the $199,636 exercise price of the warrants. The holders received net shares totaling 25,399. No PIPE Warrants were exercised in 2005.

In connection with the issuance of debentures in February 2002, the Company issued warrants (the "Debenture Warrants") to purchase up to 2,000,000 shares of the common stock of the Company. On October 21, 2003, the Company repaid the debentures and, in accordance with the debenture agreement, cancelled Debenture Warrants to purchase 937,500 shares of common stock. The Debenture Warrants had an exercise price of $5.86 per share and would have expired on January 31, 2007. During 2006, holders of the Debenture Warrants to purchase 478,126 shares exercised their warrants for cash, resulting in proceeds to the Company of approximately $2,802,000. The holders exercised the remaining 584,374 Debenture Warrants by surrendering warrants for 276,230 shares in a cashless exercise. The holders received net shares totaling 308,144.

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


Stock Plan and Stock Option Plans

2005 Stock Plan

On June 13, 2005, the stockholders approved a Board of Directors resolution establishing the Company's 2005 Stock Plan (the "2005 Plan"). On June 15, 2006, the stockholders approved a proposal to increase the number of authorized shares of Common Stock available for issuance under the 2005 Plan from 1,000,000 to 2,000,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders.

The 2005 Plan and the 2002 and 1992 Plans described below (collectively, the "Plans") are administered by the Options and Compensation Committee of the Board of Directors (the "Committee") The Plans require that the Committee consists of at least three Directors provided, however, that the composition of such committee shall comply with applicable rules of the Securities and Exchange Commission, as may be amended from time to time, and applicable listing requirements, as may be amended from time to time.

The Committee has full power to select the individuals to whom awards will be granted from among those who may be eligible to receive such awards, to make any combination of awards to participants and to determine the specific terms of each award, subject to the provisions of the Plan. Persons eligible to participate in the Plan generally will be those officers, employees and Directors of the Company and consultants to the Company who are responsible for or contribute to the management, growth or profitability of the Company, as selected from time to time by the Committee.

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

Activity in the Plans during the periods from December 31, 2003 through December 31, 2006 is as follows:

                                                   Number of          Exercise Price Range         Weighted Average
                                                    Options                                         Exercise Price
                                                 ---------------    --------------------------    --------------------
Options outstanding, December 31, 2003               1,530,754            $3.25 - 37.78                  $8.73
         Options granted                             1,844,750           $6.98 - $17.38                 $13.66
         Options exercised                            (345,668)          $3.25 - $12.59                  $5.66
         Options cancelled                             (17,231)          $4.86 - $29.98                 $10.06
                                                 ---------------
Options outstanding, December 31, 2004               3,012,605           $3.63 - $37.78                 $12.10
         Options granted                               470,250           $7.36 - $18.43                 $10.18
         Options granted in excess of market           750,000               $25.00                     $25.00
         Options exercised                            (473,962)          $3.88 - $13.68                 $12.44
         Options cancelled                             (73,251)          $4.00 - $27.25                 $15.21
                                                 ---------------
Options outstanding, December 31, 2005               3,685,642           $3.63 - $37.78                 $14.37
                                                 ===============
         Options granted                               647,688           $10.29 - $14.46                $12.12
         Options exercised                            (120,226)          $3.63 - $12.90                  $7.14
         Options cancelled                            (140,122)          $5.33 - $27.25                 $15.26
                                                 ---------------
Options outstanding, December 31, 2006               4,072,982           $4.38 - $37.78                 $14.18
                                                 ===============

The intrinsic value (calculated by subtracting the exercise price from the fair value on the date of exercise) for options exercised during the year ended December 31, 2006 was approximately $665,000; for all options outstanding at December 31, 2006 was approximately $8,677,000; and for all options exercisable at December 31, 2006 was $5,871,000.



Additional information regarding activity relating to unvested options during the year ended December 31, 2006:

                                                   Number of
                                                    Unvested                                       Weighted Average
                                                    Options           Exercise Price Range          Exercise Price
                                                 ---------------    --------------------------    --------------------
Unvested Options, December 31, 2005                    501,980           $6.32 - $18.43                 $13.91
         Options granted - unvested                    553,731           $10.29 - $14.46                $12.23
         Options vesting                              (249,026)          $6.32 - $18.43                 $11.72
         Unvested options cancelled                    (56,759)           $6.84 - 18.43                 $15.83
                                                 ---------------
Unvested Options, December 31, 2006                    749,926           $9.05 - $18.43                 $12.57
                                                 ===============

                      Additional information regarding exercise price ranges of options outstanding:
------------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                             Weighted            Weighted
                                                              Average                               Average            Average
                                            Weighted        Contractual                            Exercise          Contractual
                           Number of         Average            Life            Number of          Price of         Life Remaining
   Exercise Price          Options          Exercise         Remaining           Options          Exercisable       of Exercisable
       Range             Outstanding         Prices           (Years)          Exercisable          Options        Options (Years)
--------------------    ---------------    ------------    ---------------    ---------------    -------------- -- -----------------
      $4.38 - $6.56            99,714         $5.55             2.6                  99,714          $5.55               2.6
      $6.57 - $9.84           723,443         $8.36             5.0                 640,111          $8.27               4.5
     $9.85 - $14.77         2,029,128        $11.81             7.6               1,461,141         $11.64               6.6
    $14.78 - $22.15           456,097        $17.52             6.9                 357,490         $17.54               6.6
    $22.16 - $33.22           760,850        $25.05             1.4                 760,850         $25.05               1.4
    $33.23 - $37.78             3,750        $37.78             3.3                   3,750         $37.78               3.3
                        ---------------                                       ---------------
                            4,072,982                           5.7               3,323,056                              4.9
                        ===============                                       ===============

There were 3,323,056; 3,183,762; and 2,445,576 options exercisable at December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, there are 1,009,212 options available for future grant, of which 250,000 are reserved pursuant to executive employment agreements (See Note 6).

At December 31, 2006, the Company has reserved 1,591,903 common shares for issuance upon exercise of the following warrants: (i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010; (ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,476,903 shares exercisable at $7.86 per share expiring October 20, 2008.

At December 31, 2006, the Company had reserved 5,673,760 shares for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes (see Note 7). Total shares reserved for exchange of convertible debt and the exercise of warrants and options (including options available for grant) is 12,347,965.



Option Granted in Excess of Market

On January 21, 2005, the Chairman was awarded a fully vested, nonqualified option to acquire 750,000 shares of the Company's common stock at $25.00 per share. The average of the high and low prices for one share of the Company's common stock on the date of the grant was $16.995. The award was made pursuant to the 2002 Plan. The purpose of the grant is to mitigate the financial impact on the Chairman for having provided options at $25.00 per share on 750,000 shares of the Company's common stock owned by him to certain prior investors.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2006: a risk-free interest rates of between 4.37% and 5.20%; expected lives of between three and five years; and expected volatilities of between 42.4% and 48.4%. The following assumptions were used for grants in 2005: a risk-free interest rate of between 3.38% and 4.38%; expected lives of three years; and expected volatility of between 33.3% and 48.1%. The following weighted average assumptions were used for grants in 2004: a risk-free interest rate of between 2.63% and 3.13%; expected lives of between six months and three years; and expected volatility of between 35.7% and 41.1%.

The expense recorded, representing the fair value of options vesting during the year ended December 31, 2006, was approximately $1,651,000. At the Company's current effective tax rate, the after-tax effect of this charge for 2006 was approximately $918,000 or $0.04 per both basic and diluted shares. The unrecorded pre-tax compensation cost related to unvested options at December 31, 2006 totals approximately $3,051,000, amortizable over the period ending December 31, 2009. Additional option grants will increase this amount, and forfeitures of out-of-the-money options held by terminating employees will reduce it. The weighted average amortization period is 2.2 years.

The Company has not determined what impact SFAS 123(R) might have on the nature, timing, and amounts of its share-based compensation to employees in the future.



Had compensation cost been determined in accordance with SFAS No. 123, the Company's income (loss) in thousands of dollars and basic and diluted earnings
(loss) per common share for the years ended December 31, 2005 and 2004, respectively, would have been as follows:

                                                          Year Ended December 31,
                                                   -------------------------------------
                                                         2005                2004
                                                   -----------------    ----------------
Net income to common stockholders:
    As reported                                    $         2,573      $       19,963
    Stock compensation expense determined
        under fair value method                             (2,151)             (2,739)
                                                      --------------       -------------
            Pro forma                              $           422      $       17,224
                                                      ==============       =============

Basic net earnings to common stockholders per share:
    As reported                                    $          0.13      $         1.12
    Stock compensation expense                               (0.11)              (0.15)
                                                      --------------       -------------
            Pro forma                              $          0.02      $         0.97
                                                      ==============       =============


Diluted net earnings
    to common stockholders per
    equivalent share:
        As reported                                $          0.12      $         0.95
        Stock compensation expense                           (0.10)              (0.13)
                                                      --------------       -------------
            Pro forma                              $          0.02      $         0.82
                                                      ==============       =============

All incentive stock options under the Plan, other than those granted to any person holding more than 10% of the total combined voting power of all classes of outstanding stock, are granted at the fair market value of the common stock at the grant date. The weighted average fair value per share underlying stock options granted during the years ended December 31, 2006, 2005, and 2004 was $5.29; $2.75; and $3.30, respectively.


10.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

Chairman and Vice Chairman

The Company's Chairman and Chief Executive Officer (the "Chairman); and the Company's Vice Chairman, President and Chief Operating Officer (the "Vice Chairman") each have employment agreements which provide for, among other items: an initial annual base salary of $455,815; increases at the greater of the Cost of Living Index or as determined by the Compensation Committee of the Board of Directors; bonuses at the discretion of, and related to the satisfaction of goals to be determined by, the Board of Directors or the Compensation Committee; Company-paid medical, life and other group benefits; and the use of a current model auto and membership in a health club of the executive's choosing.

The Chairman's employment agreement provides for full-time employment for five years, three years part-time employment at 75% of the base salary then in effect, and two years of reduced part-time employment at 50% of the base salary then in effect. The Vice Chairman's employment agreement was amended December 22, 2006 and, as amended, provides for full-time employment for three years, three years part-time employment at 75% of the base salary then in effect, and two years of reduced part-time employment at 50% of the base salary then in effect. The purpose of the amendment to the Vice Chairman's employment agreement was to add an additional full-time year and extend the term of the agreement accordingly. The first year of full-time employment for both executives began on January 1, 2005. During part-time periods, if they elect to remain on the Board of Directors, they will remain as Chairman and Vice-Chairman.



The employment agreements provide for lifetime pension benefits, of $180,000 annually for the Chairman beginning January 1, 2012, and $120,000 annually for the Vice Chairman beginning January 1, 2010. The Company will also continue to provide medical, life and disability benefits for life to the executives and their spouses. The Company pays for a $2 million life insurance policy for the Chairman, and a $500,000 policy for the Vice Chairman. Each executive shall designate their beneficiaries.

The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2005 and 2006, and does not expect to contribute to this plan in 2007.

The following tables provide information regarding the executive plan's benefit obligations for the years ended December 31, 2006 and 2005.

Benefit Obligations and Funded Status

The disclosure information shown below as of December 31, 2006 was estimated by projecting employee data forward from January 1, 2006 to December 31, 2006.

                                                                            Fiscal Year Ending  Fiscal Year Ending
                                                                                12/31/2006          12/31/2005

     Accumulated Benefit Obligation at the End of the Year                    $      795,226      $      389,352
                                                                            ------------------- -------------------

     Change In Projected Benefit Obligation
        Projected Benefit Obligation at the Beginning of the Year                    389,352                   0
        Service Cost                                                                 408,878             347,836
        Interest Cost                                                                 21,414              20,870
        Employee Contributions                                                             0                   0
        Actuarial (Gain) or Loss                                                     (24,418)             20,646
        Benefits Paid                                                                      0                   0
                                                                            ------------------- -------------------
        Projected Benefit Obligation at the End of the Year:                  $      795,226      $      389,352
                                                                            ------------------- -------------------
     Change in Plan Assets
        Fair Value of Plan Assets at the Beginning of the Year                $            0      $            0
        Contributions                                                                      0                   0
        Benefits Paid                                                                      0                   0
        Fair Value of Assets at the End of the Year:                                       0                   0
                                                                            ------------------  ------------------
     Funded Status at End of the Year:                                        $     (795,226)     $     (389,352)
                                                                            ------------------  ------------------
     Amounts Recognized in the Statement of Financial Position
              Non-current Liabilities                                         $     (795,226)     $     (389,352)
                                                                            ------------------  ------------------
              Total                                                           $     (795,226)     $     (389,352)

     Amounts Recognized From Change to SFAS 158
              Net Loss (Gain)                                                 $       (3,772)     $            0
                                                                            ------------------- -------------------
              Total                                                           $       (3,772)     $            0
                                                                            ------------------- -------------------
     (Accrued) Prepaid Pension Cost                                           $     (798,998)     $     (389,352)
                                                                            ------------------- -------------------

     Weighted Average Assumptions at the End of the Year

              Discount Rate                                                            5.70%               5.50%
              Rate of Compensation Increase                                              N/A                 N/A


SFAS 158 requires a transition year disclosure of the effect of applying the new standard. The following table shows the change in the amount recognized by calculating the amount recognized on balance sheet before and after application SFAS 158.

                                                              Fiscal Year Ending
                                                                  12/31/2006

     Amount Recognized Prior to Application of SFAS 158

        Unfunded Accrued Benefit Obligation                      $    (795,226)
                                                                 --------------
                                                                 $    (798,998)
        (Accrued) Prepaid Pension Cost
                                                                 --------------
        Amount Recognized                                        $    (798,998)

        Contributions between Measurement and Disclosure         $          0
                                                                 --------------
        Amount Recognized prior to SFAS 158                      $    (798,998)

     Funding Status                                                   (795,226)
                                                                 --------------
     Change in Amount Recognized due to SFAS 158                 $       3,772
                                                                 --------------

Cash Flows

The following table shows plan contributions for the next year, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.


                                                                  Cash Flow

     Expected Return of Plan Assets to Employer                $              0

     Contributions for the Period of 01/01/2007 - 12/31/2007

       None                                                                   0

     Estimated Future Benefit Payments
         Reflecting Expected Future Service

       01/01/2007 - 12/31/2007                                                0

       01/01/2008 - 12/31/2008                                                0

       01/01/2009 - 12/31/2009                                                0

       01/01/2010 - 12/31/2010                                          120,000

       01/01/2011 - 12/31/2011                                          120,000

       01/01/2012 - 12/31/2016                                 $      1,500,000



Other Accounting Items

Below is information required to be disclosed under SFAS 132.

                                                                                         Fiscal Year Ending
                                                                                  12/31/2006           12/31/2005

     Market-Related Value of Assets as of beginning of fiscal year                      $0                  $0

     Amount of Future Annual Benefits of Plan Participants Covered by
     Insurance Contracts Issued by the Employer or Related Parties                     None                None

     Alternative Amortization Methods Used

              Prior Service Cost                                                   Straight Line       Straight Line

              Unrecognized Net (Gain)/Loss                                         Straight Line       Straight Line

     Average Future Service                                                            5.0                 6.0

     Employer Commitments to Make Future Plan Amendments (that Serve as
     the Basis for the Employer's Accounting for the Plan)                            None                None

     Description of Special or Contractual Termination Benefits
     Recognized During the Period                                                     None                None

     Cost of Benefits Described in 0                                                   $0                 N/A

     Explanation of Any Significant Change in Benefit Obligation or Plan
     Assets not Otherwise Apparent in the Above Disclosures                           None                None

     Measurement Date Used                                                         12/31/2006          12/31/2005

Reconciliation of (Accrued)/Prepaid Pension Cost

The table below details how the (Accrued)/Prepaid Pension Cost at the end of the prior fiscal year is adjusted forward one year by the pension expense and contributions during 2006.

                                                                     Fiscal Year
                                                                        Ending
                                                                      12/31/2006

     (Accrued)/Prepaid Pension Cost as of 12/31/2005                $  (368,706)

     Contributions During the Year ending 12/31/2006                          0

     Net Periodic Pension Cost During the Year ending 12/31/2006        430,292
                                                                  -------------
     (Accrued)/Prepaid Pension Cost as of 12/31/2006                 $ (798,998)
                                                                  -------------

Explanation of Significant Changes and Events

Below is an explanation of changes or events that occurred since last year and had a significant effect on this year's disclosure information:

The following Significant changes in actuarial assumptions or methods have been made:


                                                12/31/2006        12/31/2005

Discount Rate                                     5.70%             5.50%

Rate of Return on Plan Assets                      N/A               N/A

Future Salary Increase                             N/A               N/A

The net effect of these changes was to decrease the Projected Benefit Obligation by approximately $24,000. There were no significant changes were made to the plan. There were no significant events that occurred last year.



Demographic Data

There are two active plan participants and no inactive plan participants.

The following summary describes principal plan provisions assumed in calculating the cost of your pension plan.

          Early Retirement Benefit

          Participants who have attained age 55 and have completed 10 years of service are eligible to retire early and receive their accrued retirement benefit reduced by 1/4% for each of the first 60 months retirement precedes age 65 and 5/12% for each of the next 60 months retirement precedes age 65.

          Disability Benefit

          Upon total and permanent disability, participants will be eligible to receive their accrued retirement benefit.

          Death Benefit

          Immediate eligibility. 100% of the pension which would be payable if member retires immediately prior to death and without actuarial reduction. The benefit is payable to the spouse or estate.

          Normal Form of Payment

          Life annuity. Optional forms of benefit are available with actuarial reduction.

          Amendment or Termination of Plan

          The Employer reserves the right to amend or terminate the Plan at any time. Generally, the Pension Benefit Guaranty Corporation reserves the right to terminate the Plan if the Employer fails to meet the minimum funding standards, or is unable to pay benefits when due. If the Plan is terminated, the Plan assets will be distributed among the Plan participants based upon a priority allocation procedure and the Employer shall be liable for any unfunded vested benefits to the extent required by law.

The Company may elect to defer compensation in excess of amounts deductible for Federal income tax purposes (currently $1,000,000), to the earlier of (1) a tax year where the compensation will be deductible, (b) the first anniversary of the termination of employment of the executive, or (c) the date on which the executive must pay Federal income tax on the amount.

The Chairman's employment agreement provided that no stock option awards would be granted through December 31, 2006, except at the sole discretion of the Board of Directors, or a duly authorized committee of the Board. The Vice Chairman's agreement provides that no stock option awards will be granted through December 31, 2006. Thereafter, the Board agreed to consider, in good faith, additional annual grants of stock options.

On January 21, 2005, the Chairman was awarded a fully vested, nonqualified option to acquire 750,000 shares of the Company's common stock at $25.00 per share (Note 9).



Other Officers

Effective October 1, 2004, Infocrossing Healthcare Services, Inc ("IHS"), a wholly-owned subsidiary of the Company, entered into an employee agreement with an executive who, during his term, served as the President of IHS and reported directly to the Board of Directors. The employment agreement provided for an annual base salary of $250,000, reviewed no less than annually. Also provided was the eligibility to earn a performance bonus with a target amount of $100,000, but payable in accordance with performance goals set forth by and at the discretion of the Compensation Committee of the Board of Directors of the Company. This bonus was to be paid no later than ninety (90) days following the end of the fiscal year. The President of IHS was granted an option to acquire 50,000 shares of common stock of the Company, par value $.01 per share. The options would have vested in equal amounts on October 1, 2004, 2005, and 2006. The options were granted pursuant to the terms and conditions of the Company's 2002 Stock Option and Stock Appreciation Rights Plan. On July 10, 2006, this executive resigned.

On May 4, 2006, the Company entered into an employment agreement with an executive having the title of President IT Outsourcing. The executive had occupied this position since the (i)Structure Acquisition on November 30, 2006. The initial term of the employment agreement expires November 30, 2008 and it provides for renewals for successive one-year periods if no notice of non-renewal is given by either party. The employment agreement provides for compensation of no less than $303,000 per year, subject to review annually, and the ability to earn a bonus of up to 100% of the base salary then in effect each year based on achieving certain performance criteria as determined by the Options and Compensation Committee. If the Agreement is terminated by the Company without "Cause", or by the executive without "Good Reason" (as those terms are defined in the Agreement), the executive will receive severance in an amount of up to twelve months of the executive's base salary at that time. The Agreement also provides that the executive will receive a non-qualified option to purchase 75,000 shares of the Company's stock, vesting in equal monthly amounts over the three years from the grant date, on November 30, 2006 and every twelve months thereafter, for as long as he remains actively employed by the Company or one of its subsidiaries. The executive also had received a fully-vested option to acquire 75,000 shares of the Company's stock on December 1, 2005. All of these options are or will be issued subject to the Company's 2005 Stock Plan. The executive received a bonus, paid by the seller, of $1,150,000 in connection with the (i)Structure Acquisition.

Effective, January 1, 2006, the Company entered into an employment agreement with a President of Enterprise Application Services ("EAS President") who reported directly to the President of the Company. The agreement had a term of three years and provided for, among other things, an annual base salary of at least $300,000, subject to review no less than annually. Also provided was the eligibility to earn a bonus no more than one hundred percent (100%) of the base salary, in accordance with the parameters and satisfaction of performance goals to be determined by the Options and Compensation Committee of the Board of Directors of the Company. The EAS President was granted a fully-vested option to acquire 75,000 shares of common stock of the Company, par value $.01 per share ("Common Stock"). The option was granted pursuant to the Company's 2005 Stock Plan. On August 1, 2006, the EAS President became disabled and passed away on February 8, 2007.

In August 2005, the Company entered into an employment agreement for a term of three years with an executive having the title of Executive Vice President for Marketing and Business Development (the "EVP") that provides, among other things, an annual salary of $300,000, which may be adjusted upwards annually by the Board of Directors or a compensation committee of the Board; the ability to earn two bonuses, one of up to 100% of his annual salary and a second one of up to 50% of his annual salary (each bonus shall be prorated during 2005) based upon the achievement of goals to be determined by the Board or a compensation committee of the Board; a sign-on bonus of $100,000, half of which was paid in 2005 and the second half of which was paid in 2006; and the grant of an option to purchase 200,000 shares of the Company's common stock with an exercise price equal to the fair market value on August 8, 2005, vesting 25% immediately, 25% after one year, and the remainder vesting ratably over the next twenty-four months. The employment agreement also provides for a severance payable under certain circumstances equal to 100% of annual salary if the termination occurs in the first year of the agreement, 83.33% if the termination occurs in the second year, and 66.66% if the termination occurs in the third year, plus a prorated amount of the total bonus the EVP would have been entitled to earn in the year of termination.



Lease Obligations

Operating leases for facilities extend through December 31, 2025. Several of these leases contain escalation clauses, which cause the amounts paid each year to increase by a stated amount or percentage. The Company records as expense, however, a fixed amount representing the average of these varying payments. The difference between the cash payments and the expense recorded is deferred rent. The Company's obligation under certain of these leases are secured by either a cash deposit or a standby letter of credit, and aggregated $544,000 at December 31, 2005 and $618,000 at December 31, 2004. The standby letter of credit is collateralized by a cash investment that has been classified, along with the cash deposits, as a long-term asset. Total expense for occupancy costs was approximately $8,152,000; $7,046,000; and $3,989,000 for the years ended December 31, 2006, 2005, and 2004.

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

Approximate minimum future lease payments for real estate and other operating leases, software licenses, communications and disaster recovery services are as follows (in thousands):

     Years ending December 31,
               2007                  $               25,965
               2008                                  24,031
               2009                                  20,113
               2010                                   7,734
               2011                                   6,889
            Thereafter                               55,483
                                         --------------------
                                     $              140,215
                                         ====================

Legal Proceedings

The Company is involved in various claims and proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, resolution of proceedings is subject to inherent uncertainties, and unfavorable rulings could occur. The Company continually evaluates its exposure to loss contingencies arising from pending or threatened legal proceedings and believes it has made adequate provisions therefor.


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



12.  Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands except per share data):

                                                                        Three Months Ended:
                                        ------------------------------------------------------------------------------------
                                             March 31,             June 30,           September 30,          December 31,
                                               2006                 2006                   2006                  2006
                                        -------------------   ------------------    -------------------    -----------------
Revenues                                 $         55,921      $        56,836       $         57,517      $        58,933
                                            ---------------       --------------        ---------------       --------------
Costs of revenues, excluding                       40,265               40,234                 39,605               40,316
     depreciation and amortization
     shown below
Selling and promotion costs                         1,958                2,121                  2,286                2,364
General and
     administrative expenses                        5,233                4,581                  4,537                3,716
Depreciation and amortization                       4,131                4,129                  4,248                4,434
Net interest expense                                2,417                2,455                  2,444                2,434
                                            ---------------       --------------        ---------------       --------------
Pretax income                                       1,917                3,316                  4,397                5,669
Provision for income tax                              906                1,366                  1,808                2,733
                                            ---------------       --------------        ---------------       --------------

Net income                               $          1,011      $         1,950       $          2,589      $         2,936
                                            ===============       ==============        ===============       ==============
Net income per
    basic common share                   $           0.05      $          0.09       $           0.12      $          0.13
                                            ===============       ==============        ===============       ==============
Net income per
    diluted common share                 $           0.05      $          0.09       $           0.11      $          0.12
                                            ===============       ==============        ===============       ==============




                                                                        Three Months Ended:
                                        ------------------------------------------------------------------------------------
                                             March 31,             June 30,            September 30,          December 31,
                                               2005                 2005                    2005                 2005
                                        -------------------   ------------------    -------------------    -----------------
Revenues                                 $         37,527      $        35,194       $         34,094      $        41,191
                                            ---------------       --------------        ---------------       --------------
Costs of revenues, excluding                       25,847               25,506                 25,335               29,946
     depreciation and amortization
     shown below
Selling and promotion costs                           958                1,156                  1,275                1,360
General and
     administrative expenses                        2,579                4,011                  3,065                4,883
Depreciation and amortization                       2,620                2,671                  2,713                3,142
Net interest expense                                1,465                1,490                  1,434                1,825
                                            ---------------       --------------        ---------------       --------------
Pretax income                                       4,058                  360                    272                   35
Provision for income tax                            1,621                  236                    159                  136
                                            ---------------       --------------        ---------------       --------------

Net income (loss)                        $          2,437      $           124       $            113      $          (101)
                                            ===============       ==============        ===============       ==============
Net income (loss) per
    basic common share                   $           0.12      $          0.01       $           0.01      $         (0.01)
                                            ===============       ==============        ===============       ==============
Net income (loss) per
    diluted common share                 $           0.11      $          0.01       $           0.01      $         (0.01)
                                            ===============       ==============        ===============       ==============



                                           INFOCROSSING, INC. and SUBSIDIARIES
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      (In Thousands)
                                Balance at          Charged to
                               Beginning of          Costs and          Charged to                                 Balance at End
                                  Period             Expenses         Other Accounts          Deductions              of Period
                             -----------------    ----------------    ---------------       ---------------        ----------------
Allowance for
   Doubtful Accounts:

Year ended
   December 31, 2006          $          637       $         (20)      $                    $         237   (a)     $         380
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2005          $          249       $       1,527       $        100    (b)  $       1,238   (a)     $         637
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2004          $          570       $         329       $     -              $         650   (a)     $         249
                                 =============        ============        ===========          ============            ============

Valuation allowance
   offsetting Net
   Deferred Tax Assets

Year ended
   December 31, 2006          $        2,462       $       -           $      -             $       -               $       2,462
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2005          $        2,462       $       -           $      -             $       -               $       2,462
                                 =============        ============        ===========          ============            ============
Year ended
   December 31, 2004          $        15,207      $       15,207      $      2,462         $    -                  $        2,462
                                 =============        ============        ===========          ============            ============


(a) Uncollectible accounts written off, net of recoveries. (b) Assumed in the
(i)Structure acquisition

                                   Page S-1