Form 10-K/A
period 2006-12-31
INFOCROSSING INC
filed 2007-05-10
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

[X] AMENDMENT No. ONE TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


On May 8, 2007, there were 22,107,223 shares of the registrant's Common Stock, $0.01 par value, outstanding.

EXPLANATORY NOTE:

Infocrossing, Inc.. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 16, 2007 (the Original Form 10-K), solely to amend Item 5 to include the performance graph. In addition, the list of exhibits was modified to reflect the fact that certain exhibits were filed with the Original Form 10-K. Except for the aforementioned changes to Item 5, this Form 10-K/A does not modify, amend or update the Original Form 10-K or reflect events occurring after the filing of the Original Form 10-K. No other changes have been made to the Original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

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


The closing price of our common stock on the NGS on May 8, 2007 was $16.54 per share. At May 8, 2007, we had approximately 85 stockholders of record. In addition, we believe that there are approximately 500 beneficial owners holding their shares in "street name."


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

PERFORMANCE GRAPH

The accompanying graph compares cumulative total stockholder return on the Company's common stock with the Nasdaq Domestic Stock Index and the Nasdaq Computer and Data Processing Services Index (SIC Code 737). The graph assumes that $100 was invested in the Company's common stock and each index on December 31, 2001.

                       [GRAPHIC REPLACED WITH CHART BELOW]

                                     STOCKHOLDER RETURN
                                      AS OF DECEMBER 31,
                        --------------------------------------------------
                        2001     2002      2003     2004     2005     2006

Company Common Stock    $100     $104      $200     $278     $142     $268

NASDAQ Domestic Index    100       69       103      112      115      126

NASDAQ Computer and
  Data Processing
  Services Index         100       69        91      100      104      116

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.


(a) 1 and 2. The financial statements and schedule required to be filed in satisfaction of Item 8 are listed in the Index to Consolidated Financial Statements and Schedule that appeared as page F-1 of the Original Form 10-K. Schedules not required were omitted.


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


          10.3D (d) Amendment No. 1 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A

          10.3E (d) Amendment No. 2 to Credit Agreement Waiver between the
               Company and Bank of America, N.A

          10.3F (d) Amendment No. 3 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A.

          10.3G (d) Security Joinder Agreement by Infocrossing iConnection dated as of June 23, 2006.

          10.3H (d) Pledge Agreement Supplement between the Company and Bank of
               America, N.A. dated as of June 23, 2006.


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

          14 Code of Ethics, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2004.


          21   (d) Subsidiaries of the Company.

          23 (d) Consent of Ernst & Young, Independent Registered Public Accounting Firm


          31   (b) Certifications required by Rule 13a-14(a) to be filed.

          32 (b) Certifications required by Rule 13a-14(b) to be furnished but not filed.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(b) Filed herewith.
(c) Management compensatory plan or arrangement.
(d) Filed with the Original Form 10-K

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INFOCROSSING, INC.

May 10, 2007                  /s/ ZACH LONSTEIN
                              --------------------------------------------------
                              Zach Lonstein - Chief Executive Officer

May 10, 2007                  /s/  WILLIAM J. McHALE
                              --------------------------------------------------
                              William J. McHale - Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 10, 2007                  /s/ ZACH LONSTEIN
                              --------------------------------------------------
                              Zach Lonstein - Chairman of the Board of Directors

May 10, 2007                  /s/ PETER J. DaPUZZO
                              --------------------------------------------------
                              Peter J. DaPuzzo - Director

May 10, 2007                  /s/ JEREMIAH M. HEALY
                              --------------------------------------------------
                              Jeremiah M. Healy - Director

May 10, 2007                  /s/ KATHLEEN A. PERONE
                              --------------------------------------------------
                              Kathleen A. Perone - Director

May 10, 2007                  /s/ ROBERT B. WALLACH
                              --------------------------------------------------
                              Robert B. Wallach - Director

May 10, 2007                  /s/ HOWARD L. WALTMAN
                              --------------------------------------------------
                              Howard L. Waltman - Director

    EXHIBIT INDEX




  Exhibit No.  Description

          31   Certifications required by Rule 13a-14(a) to be filed.

          32 Certifications required by Rule 13a-14(b) to be furnished but not filed.