Form 10-Q
period 2007-03-31
INFOCROSSING INC
filed 2007-05-10
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                               ----------
                                         or
 ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the transition period from              to
                               ------------    ------------
Commission file number: 0-20824

                               INFOCROSSING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                       13-3252333
           --------------------------------     --------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act) Check one:
Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ] No [X]

There were 22,107,223 shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 7, 2007.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                         INFOCROSSING, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (In Thousands Except Share Amounts)

                                                                                       March 31,         December 31,
                                      ASSETS                                             2007               2006
                                                                                    ---------------    ---------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                              $      19,118      $      22,324
  Trade accounts receivable, net of allowances for doubtful accounts of
       $339 at March 31, 2007 and $380 at December 31, 2006                                24,335             23,000
  Due from related parties                                                                    136                167
  Prepaid software costs                                                                    9,577              8,399
  Deferred income taxes                                                                     2,447              2,447
  Current deferred customer acquisition costs                                               1,170              1,039
  Other current assets                                                                      8,561              7,584
                                                                                       ------------       ------------
    Total current assets                                                                   65,344             64,960

  Property, equipment and purchased software, net                                          50,791             45,049
  Deferred software, net                                                                    2,835              2,826
  Goodwill                                                                                157,454            157,454
  Other intangible assets, net                                                             15,992             16,819
  Deferred income taxes                                                                     2,940              4,184
  Deferred customer acquisition costs                                                       2,898              2,658
  Deferred financing costs                                                                  2,575              2,836
  Other non-current assets                                                                  1,333              1,339
                                                                                       ------------       ------------
TOTAL ASSETS                                                                        $     302,162      $     298,125
                                                                                       ============       ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $       8,684      $      11,065
Current portion of long-term debt and capitalized lease obligations                        20,799             18,749
Accrued expenses                                                                           14,625             13,596
Income taxes payable                                                                        1,767              1,544
Current deferred revenue                                                                    4,029              4,334
                                                                                       ------------       ------------
    Total current liabilities                                                              49,904             49,288

Notes payable, long-term debt and capitalized lease
   obligations, net of current portion                                                    114,087            113,202
Deferred revenue, net of current portion                                                    6,011              6,067
Other long-term liabilities                                                                 4,520              4,326
                                                                                       ------------       ------------
  TOTAL LIABILITIES                                                                       174,522            172,883
                                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                 -                    -
Common stock; $0.01 par value; 50,000,000 shares authorized;
   shares issued of 22,687,042 and 22,675,811 at March 31, 2007
   and December 31, 2006, respectively                                                        227                227
Additional paid-in capital                                                                174,289            173,684
Accumulated deficit                                                                       (43,255)           (45,048)
                                                                                       ------------       ------------
                                                                                          131,261            128,863
Less 668,969 shares at March 31, 2007 and December 31, 2006,
   of common stock held in treasury, at cost                                               (3,621)            (3,621)
                                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                127,640            125,242
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     302,162      $     298,125
                                                                                       ============       ============

                 See Notes to Consolidated Financial Statements.

                                       INFOCROSSING, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited, In Thousands Except
                                    Numbers of Shares and Per Share Amounts)

                                                                     ------------------------------------
                                                                        Three Months Ended March 31,
                                                                     ------------------------------------
                                                                          2007                 2006
                                                                     ---------------       --------------
REVENUES                                                          $         59,158      $        55,921
                                                                     ---------------       --------------
COSTS and EXPENSES:
   Costs of revenues, excluding depreciation and
         amortization shown below                                           40,982               39,876
   Selling and promotion costs                                               3,044                2,292
   General and administrative expenses                                       4,956                5,288
   Depreciation and amortization                                             4,536                4,131
                                                                     ---------------       --------------
                                                                            53,518               51,587
                                                                     ---------------       --------------
INCOME FROM OPERATIONS                                                       5,640                4,334
                                                                     ---------------       --------------

Interest income                                                                111                  105
Interest expense                                                             2,475                2,522
                                                                     ---------------       --------------
                                                                             2,364                2,417
                                                                     ---------------       --------------
INCOME BEFORE INCOME TAXES                                                   3,276                1,917

Income tax expense                                                           1,483                  906
                                                                     ---------------       --------------

NET INCOME                                                        $          1,793      $         1,011
                                                                     ===============       ==============
BASIC INCOME PER SHARE:
   Net income                                                     $           0.08      $          0.05
                                                                     ===============       ==============

Weighted average number of common shares outstanding                    22,008,038           20,754,196
                                                                     ===============       ==============
DILUTED INCOME PER SHARE:
   Net income                                                     $           0.08      $          0.05
                                                                     ===============       ==============
   Weighted average number of common shares and
       share equivalents outstanding                                    23,553,830           21,922,259
                                                                     ===============       ==============


                 See Notes to Consolidated Financial Statements.


                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited, in thousands)


                                 Common                      Additional         Accumulated          Treasury
                                 Shares       Par Value     Paid in Capital       Deficit          Stock at Cost         Total
                               ----------    -----------   ----------------   ----------------   ----------------    ---------------
Balances,
   December 31, 2006              22,676     $      227    $      173,684      $    (45,048)     $       (3,621)     $     125,242

Exercises of stock options            11           -                  114             -                 -                      114

Tax credit for stock options       -               -                   16             -                 -                       16

Stock option expense               -               -                  475             -                 -                      475

Net income                         -               -                -                 1,793             -                    1,793
                               ----------    -----------   ----------------    --------------    ----------------    ---------------
Balances,
   March 31, 2007                 22,687     $      227    $      174,289      $    (43,255)     $       (3,621)     $     127,640
                               ==========    ===========   ================    ==============    ================    ===============


                 See Notes to Consolidated Financial Statements.

                                           INFOCROSSING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                                                              Three Months Ended March 31,
                                                                                       -------------------------------------------
                                                                                                2007                   2006
                                                                                       --------------------   --------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $            1,793     $            1,011
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                                   4,536                  4,131
    Accretion of discounted convertible debt                                                           88                     88
    Deferred income taxes                                                                           1,238                    451
    Compensation expense related to stock options                                                     475                    464
    Deferred compensation expense related to executive pension benefits                               108                     92
    Payments received on related party balances, net of interest charges                               31                     96
    Decrease (increase) in:
     Trade accounts receivable                                                                     (1,335)                   425
     Prepaid software costs                                                                        (1,178)                (6,497)
     Deferred customer acquisition costs and other current assets                                    (718)                (1,022)
     Other non-current assets                                                                          27                   (391)
   Increase (decrease) in:
     Accounts payable                                                                              (2,381)                   717
     Accrued expenses                                                                                 994                 (4,449)
     Income taxes payable                                                                            (106)                   427
     Deferred revenue                                                                                (361)                 4,165
     Other liabilities                                                                                121                    249
                                                                                          -----------------      -----------------
          Net cash provided by (used in) operating activities                                       3,332                    (43)
                                                                                          -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment, and purchased software                                         (1,900)                (1,054)
   Payments related to acquisitions                                                                -                      (2,237)
   Increase in deferred software costs                                                               (224)                  (308)
                                                                                          -----------------      -----------------
          Net cash used in investing activities                                                    (2,124)                (3,599)
                                                                                          -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capitalized leases                                                        (4,544)                (1,640)
   Excess tax benefit from exercise of stock options                                                   16                  -
   Exercises of stock options and warrants                                                            114                    124
                                                                                          -----------------      -----------------
          Net cash used in financing activities                                                    (4,414)                (1,516)
                                                                                          -----------------      -----------------
Net decrease in cash and equivalents                                                               (3,206)                (5,158)
Cash and equivalents, beginning of period                                                          22,324                 16,892
                                                                                          -----------------      -----------------
Cash and equivalents, end of the period                                                $           19,118     $           11,734
                                                                                          =================      =================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $            2,946     $            2,612
                                                                                          =================      =================
     Income taxes                                                                      $              334     $               29
                                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                      $            7,391     $            1,727
                                                                                          =================      =================
     Shares given in partial payment of an acquisition                                 $           -          $            1,786
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

The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and the consolidated statement of stockholders' equity for the three months ended March 31, 2007 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN48") as discussed in Note 4 below, there were no changes to the Company's Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the prior periods to conform to the current presentation.

Certain disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.


2.  STOCK OPTIONS AND WARRANTS; STOCK-BASED COMPENSATION

The Company issues options pursuant to its 2005 Stock Plan (the "2005 Plan"). The Company has reserved 2,000,000 of the authorized shares of Common Stock for issuance under the 2005 Plan. On June 21, 2007, the stockholders of the Company will vote on a proposal to increase the shares reserved for the 2005 Plan to 2,500,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders. Options are also outstanding from issuances under two predecessor plans.

There were 4,076,224 and 4,072,982 options exercisable at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the Company has reserved 1,591,903 common shares for issuance upon exercise of the following warrants:
(i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010;
(ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,476,903 shares exercisable at $7.86 per share expiring October 20, 2008. In addition, there are 5,673,759 shares reserved for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes (the "Notes").

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified prospective method effective January 1, 2006.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first quarter of 2007: a risk-free interest rate of between 4.45% and 4.74%; expected lives of three to five years; and expected volatility of between 41.3% and 47.5%. The following weighted average assumptions were used for grants in the first quarter of 2006: a risk-free interest rate of between 4.37% and 4.6%; expected lives of three to five years; and expected volatility of between 46.3% and 47.6%. The fair value for each grant is amortized over the vesting period of the option, typically three years. Options that vest immediately are expensed when granted.

In the quarter ended March 31, 2007, the total stock option expense is $475,000, of which $176,000 is recorded in costs of revenues excluding depreciation and the remainder is in general and administrative expenses. In the quarter ended March 31, 2006, the total stock option expense was $464,000, of which $172,000 was in costs of revenues excluding depreciation with the remainder in general and administrative expenses. At the Company's current effective tax rate (see
Note 4), the after-tax effect of the expense of stock options in 2007 was approximately $261,000 or $0.01 for both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at March 31, 2007 totals approximately $2,830,000, amortizable over the period ending March 31, 2010. Additional option grants will increase this amount, and forfeitures of options will reduce it.


3.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the quarters ended March 31, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock, aggregating 1,545,792 and 1,244,976 shares, respectively. The calculation of earnings per share for the quarters ended March 31, 2007 and 2006 excludes 1,270,909 and 2,443,622 shares, respectively, related to out-of-the-money stock options and warrants because to include them in the calculation would be antidilutive. The 5,673,759 shares that would result from assumed conversion of the Company's convertible Notes (which also would require a pro forma adjustment to reported net income to add back $815,000 of interest on the Notes, net of tax) are excluded as they are not dilutive. The adoption of SFAS 123(R) did not have a material impact on the number of diluted shares outstanding.


4.  INCOME TAXES

In the period ended March 31, 2007, the Company recorded income tax expense of $1,483,000, consisting of a current provision of $245,000 and a deferred provision of $1,238,000. The effective rate in the quarter ended March 31, 2007 was 45%, compared with 47% in the quarter ended March 31, 2006. The decrease in the effective rate in the Current Quarter compared with the Prior Year's Quarter relates to state income taxes.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. The Company has a deferred tax valuation allowance of $2,462,000 at March 31, 2007. The Company has net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

In June 2006, the FASB issued FIN48, which is required for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN48 on January 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax uncertainties. The Company may from time to time be assessed interest and penalties, although such assessments have historically been immaterial to our financial results. Penalty assessments are recorded in general and administrative expenses and interest assessments are recorded as interest expense.

5. RELATED PARTY TRANSACTIONS

On May 9, 2007, the employment agreements between the Company's Chairman and Vice Chairman were amended to increase the retirement benefit from $180,000 to $230,000 annually for the Chairman beginning January 1, 2012 and from $120,000 to $170,000 annually for the Vice Chairman beginning January 1, 2010. The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2006, and does not expect to contribute to this plan in 2007. The expense recorded in the periods ended March 31, 2007 and 2006 was $108,000 and $92,000, respectively.

In accordance with the Sarbanes-Oxley Act of 2002, no further advances have been made to the Company's officers since July 2002. The accounts have accrued interest. During the quarter ended March 31, 2007, an officer repaid approximately $34,000 from the amounts due to the Company, and has subsequently repaid the remaining $12,000 balance.


6. CONTINGENT TRANSACTION BONUS POOL

On March 5, 2007, the Board of Directors of the Company approved a transaction bonus pool of up to $5,000,000 in the event there is a Change in Control, as described below. The recipients of awards under this arrangement may include the Company's principal executive officer, president, principal financial officer, principal operating officer, and named executive officers as well as other officers and employees of the Company. Any awards under this plan shall be made by the Options and Compensation Committee of the Company's Board of Directors in the sole discretion of the members of such committee. "Change in Control" of the Company shall mean a Change in Control of a nature that would be required to be reported in the Company's definitive proxy statement filed under the Securities Exchange Act of 1934, as amended (the "Act"), or any successor thereto, provided that without limiting the foregoing, a Change in Control of the Company also shall mean (i) the acquisition of voting stock by a person or a "group" of persons, as provided by Section 13d-3 of the Act, resulting in such person or group having beneficial ownership of at least 25% of the Company's stock eligible to vote for the election of directors; (ii) certain changes in the Board of Directors of the Company whereby the individuals having a majority of the votes at the beginning of a 24 month period cease having such a majority at the end of such period; or (iii) a merger transaction whereby the Company's shareholders do not own voting securities in the surviving entity representing at least 50% of the total voting power to elect directors of the surviving entity.

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

On November 30, 2005, we acquired 100% of the membership interests in
(i)Structure, LLC, a Delaware limited liability company with operations in Colorado and data centers in Omaha, NE and Tempe, AZ (the "(i)Structure Acquisition"). In August 2006, we changed the name of (i)Structure, LLC to Infocrossing, LLC. The operations of Infocrossing, LLC have been integrated into our operations so that the entire enterprise benefits from operational leverage and consolidation.

We operate in one reportable segment of providing information technology outsourcing services.

Certain reclassifications have been made to the prior period to conform to the current presentation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AND 2006

For the quarter ended March 31, 2007 (the "Current Quarter"), revenues increased $3,237,000 (6%) to $59,158,000 from $55,921,000 for the quarter ended March 31,
2006 (the "Prior Year's Quarter"). Revenue for the first quarter of 2007 was net of attrition totaling approximately 1.5% of revenues. On a sequential basis, revenues increased $225,000 compared with revenues of $58,933,000 for the fourth quarter of 2006 and benefited from the installation of new clients for our selective outsourcing services. This included a portion of the $42,000,000 in new contracts, averaging five years in length, which were previously announced on March 13, 2007. The majority of the services under these contracts will commence after the first quarter and are expected to provide greater revenues in the second and third quarters of the year. Additionally, revenues for our healthcare processing services were lower than expected for the Current Quarter. Revenues for these services are based on when the transactions are submitted by clients and processed. A significant number of the transactions that were expected to be processed in the first quarter were delayed, resulting in lower healthcare processing revenues than expected in the first quarter and a backlog that is expected to be processed through the remainder of the year.

Costs of revenues, excluding depreciation and amortization ("COR"), increased by $1,106,000 (3%) to $40,982,000 during the Current Quarter compared with $39,876,000 for the Prior Year's Quarter. COR as a percentage of revenues decreased to 69% in the Current Quarter from 71% in the Prior Year's Quarter, reflecting the savings achieved during 2006 from the integration of
(i)Structure, LLC, which we purchased in November 2005. We acquired (i)Structure in November of 2005, and implemented approximately $14,000,000 in annual cost reductions during 2006.

Selling and promotion costs increased by $752,000 (33%) to $3,044,000 for the Current Quarter from $2,292,000 for the Prior Year's Quarter, and increased as a percentage of revenues to 5% for the Current Quarter from 4% for the Prior Year's Quarter. Of this increase, $375,000 (50% of the increase) is attributable to additional compensation and related expenses for an expanded sales force. The remainder of the increase is attributable to expanded marketing activities. As discussed in the Company's annual report on Form 10-K for December 31, 2006, we expect to increase our sales and marketing expenses by approximately $3,000,000 in 2007, to add more people to our sales team and increase our spending on marketing to build broader market awareness.

General and administrative expenses ("G&A") decreased by $332,000 (6%) to $4,956,000 for the Current Quarter from $5,288,000 for the Prior Year's Quarter. The principal reason for the decrease relates to $206,000 of severance recorded in 2006 related to the (i)Structure Acquisition.

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment ("SFAS 123(R)"). This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. In the Current Quarter, the total stock option expense is $475,000, of which $176,000 is in COR and the remainder is in G&A. In the Prior Year's Quarter the total stock option expense was $464,000, of which $172,000 was in COR with the remainder in G&A. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Quarter was approximately $261,000 or $0.01 for both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at March 31, 2007 totals approximately $2,830,000, amortizable over the period ending March 31, 2010. Additional option grants will increase this amount, and forfeitures of options will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $405,000 (10%) to $4,536,000 for the Current Quarter from $4,131,000 for the Prior Year's Quarter, related to depreciation on fixed asset additions.

Net interest expense decreased by $53,000 to $2,364,000 for the Current Quarter from $2,417,000 for the Prior Year's Quarter. This decrease consists of an increase in interest income of $6,000 and a net reduction in interest expense of $47,000. Interest expense (including amortization of deferred financing costs) on bank debt declined $130,000 from the Prior Year's Quarter total of $1,404,000 compared with $1,274,000 in the Current Quarter. Such debt was $55,000,000 for the Prior Year's Quarter and averaged $46,843,000 during the Current Quarter. An increase in interest expense related to capitalized leases of $83,000 partially offset the decrease in bank debt interest.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We have a deferred tax valuation allowance of $2,462,000 at March 31, 2007. We have net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Quarter, we recorded a tax expense of $1,483,000, compared with tax expense of $906,000 for the Prior Year's Quarter. The effective rate in the Current Quarter was 45%, compared with 47% in the Prior Year's Quarter. The decrease in the effective rate relates to state income taxes. Although income taxes were accrued at a rate of 45% in the Current Period, they are payable at the rate of 8% after the application of net operating loss carry-forwards.

We had net income of $1,793,000 for the Current Quarter compared with $1,011,000 for the Prior Year's Quarter. For the Current Quarter, we had income per common share of $0.08 on both a basic and diluted basis, compared with income per common share of $0.05 per basic and diluted share for the Prior Year's Quarter. The number of weighted average basic shares increased to approximately 22,008,000 at March 31, 2007 from approximately 20,754,000 at March 31, 2006, reflecting the issuance of approximately 1,236,000 shares from the exercise of options and warrants. Diluted weighted average shares increased from approximately 21,922,000 at March 31, 2006 to approximately 23,554,000 diluted shares at March 31, 2007. The Company has convertible Notes (see "Liquidity and Capital Resources") that may be converted, in certain circumstances, into 5,673,759 shares of common stock. The potential conversion of the Notes (which also would require a pro forma adjustment to reported net income to add back $815,000 of interest on the Notes, net of tax) are excluded from the calculation of diluted shares in the Current Quarter since they are not dilutive at this time.

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

For the Current Quarter our EBITDA increased by $1,711,000 (20%) to $10,176,000 from $8,465,000 for the Prior Year's Quarter. EBITDA for the Current and Prior Year's Quarters includes non-cash charges of $475,000 and $464,000, respectively, relating to stock option expense recorded under SFAS 123(R).

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

                          Reconciliation - in Thousands
--------------------------------------------------------------------------------

                                               Quarter Ended March 31,
                                    --------------------------------------------
                                            2007                    2006
                                    --------------------    --------------------
NET INCOME                          $            1,793      $            1,011
  Add back:
    Tax expense                                  1,483                     906
    Net interest expense                         2,364                   2,417
    Depreciation and amortization                4,536                   4,131
                                       ----------------        ----------------
EBITDA                              $           10,176      $            8,465
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,332,000 for the Current Quarter (net of a $16,000 decrease in taxes payable related to the exercise of stock options that is classified as a financing activity) on $1,793,000 of net income, as adjusted for non-cash depreciation, amortization, and accretion of debt discount of $4,624,000 and $1,132,000 from a decrease in deferred tax assets and an increase in taxes payable (other than the amount classified as a financing activity), which includes the utilization of a portion of the Company's net operating loss carry-forwards. SFAS 123(R) requires that the tax benefit attributable to stock option dispositions be classified as a financing activity in the statement of cash flows beginning with the year ended December 31, 2006, rather than as a component of cash from operations. Significant sources of cash during the Current Quarter included: the accrual of $108,000 for a non-qualified unfunded pension plan; and $475,000 from the non-cash-expense related to stock options required pursuant to SFAS 123(R). Significant uses of cash during the Current Quarter included an increase in accounts receivable of $1,335,000; an increase in prepaid expenses and other current assets of $1,896,000, a decrease in deferred revenue of $361,000; and a decrease in accounts payable, accrued expenses and other liabilities of $1,266,000.

Investing activities during the Current Quarter include $1,900,000 for the purchase of fixed assets, mostly for software licenses that will benefit operations in 2007 and future years. During the Current Quarter, we also entered into capital leases having an aggregate carrying value of approximately $7,391,000 and invested $224,000 in internally-developed software. Approximately $3,760,000 of the capital leases were for the previously-announced upgrades we completed in the Current Quarter to our Tempe, AZ facility, and $2,900,000 of capital leases for equipment were for success-based requirements including new customer contracts and amendments to existing customer contracts. The remaining capital lease additions were for equipment replacement.

Free cash flow, defined as cash flow from operations less cash disbursed for capital expenditures and deferred software additions, was $1,208,000 for the Current Quarter compared with a negative $1,405,000 for the Prior Year's Quarter. We present this measure because we consider such information an important supplemental measure of performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with market capitalization comparable to our own, many of which present free cash flow when reporting their results. The table below shows the reconciliation of free cash flow to cash flow from operations for the two periods.

                                             Three Months Ended March 31,
                                       ---------------------------------------
                                              2007                    2006
                                       ------------------    -----------------
                                                     (In thousands)
Cash flow provided by operations       $          3,332      $           (43)
Less:
   Purchases of property and equipment
     including software costs deferred           (2,124)              (1,362)

                                          ---------------       --------------
Free Cash Flow                         $          1,208      $        (1,405)
                                          ===============       ==============

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

Financing activities during the Current Quarter include the repayment of approximately $2,558,000 on the term loan described below and $1,986,000 of capital leases, and the receipt of $114,000 from the exercise of stock options. As noted above, we added $7,391,000 of equipment subject to new capital lease agreements during the Current Quarter. Payments due on capital leases in the next twelve months are $7,716,000, out of a total due on capital leases at March 31, 2007 of $24,267,000.

We have a $70,000,000 senior secured credit facility (the "Credit Agreement"), with certain banks and other financial institutions that were initially, or in the future might become, lenders (the "Lenders"), including a Lender that also acts as sole and exclusive administrative and collateral agent (the "Agent"), and an affiliate of the Agent that acts as sole and exclusive lead arranger and sole book manager. The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts which began September 30, 2006, potential annual payments due no more than 95 days after each year-end equal to 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first of such payments of $177,000 made April 3, 2007, and other payments as described below. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). We currently have no balance due on the revolving credit facility. The maturity date for both the term loan and the revolving credit facility is April 14, 2009.

Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate. At March 31, 2007, the interest rate on the term loan was 8.345%.

If we receive certain types of cash proceeds, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make prepayments of the term loan in the amount of one-half of the proceeds received. We made a payment on January 4, 2007 of $179,500 related to option exercises in 2006. Such prepayments, when made, reduce the amounts of future scheduled quarterly amortization payments. The scheduled quarterly amortization payment made in the Current Quarter was $2,378,000. The currently scheduled quarterly amounts due on the term loan are: $9,515,000 for the remainder of 2007; and $16,651,000 for 2008. The balance of the term loan and any amounts outstanding under the revolving credit facility are due April 14, 2009.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. We were in compliance with such covenants at March 31, 2007 and 2006.

We have $72,000,000 of outstanding 4.0% Convertible Senior Notes due July 15, 2024 (the "Notes"). Interest on the Notes is payable semi-annually in the amount of $1,440,000 in July and January.

The Notes are convertible, subject to certain circumstances listed below, at the option of the holder prior to maturity, into shares of our common stock at a specified conversion price, subject to certain adjustments. The conversion price must be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock, and other events. Upon conversion, we will have the right to deliver to the holders, at our option, cash, shares of common stock, or a combination thereof. At the current conversion price of $12.69, the Notes are convertible into 5,673,759 common shares. The Notes and the shares of common stock into which they may be converted may be resold pursuant to a registration statement on Form S-3 that became effective in August 2004.

The circumstances that permit holders to convert their Notes are: (1) if the market price per share of our common stock is more than 130% of the applicable conversion price for at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (b) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and
(c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest (the "CIC Put"). A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes. The CIC Put represents an embedded derivative that would require bifurcation. Since we believe that any value associated with the CIC Put would be de minimis, no value was assigned at the time of issuance or in the subsequent periods, and this embedded derivative was not bifurcated. If the value should become material in the future, we will report it at such time.

We can call the Notes, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date. We have no current plans to call the Notes.

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring additional indebtedness, as defined in the indenture.

As of March 31, 2007, we had cash and equivalents of $19,118,000 and approximately $14,256,000 of availability under our revolving credit facility.

We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months. We may need to obtain additional financing to fund significant acquisitions or other substantial investments.



RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN48"), which is required for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 on January 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of March 31, 2007, we had no material unrecognized tax uncertainties. We may from time to time be assessed interest and penalties, although such assessments have historically been immaterial to our financial results. Penalty assessments are recorded in general and administrative expenses and interest assessments are recorded as interest expense.

In September 2006 and February 2007, respectively, the FASB issued Statement of Accounting Standards ("SFAS") No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, both effective for fiscal years beginning after November 15, 2007. The Company has not determined if its adoption of these statements will have an impact on operations or financial position.


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



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

With respect to our investments, we are not significantly exposed to the impact of interest rate changes, foreign currency fluctuations, or changes in market values. We primarily invest in money market mutual funds issued only by major financial institutions of recognized strength and security. We do not make investments for trading purposes.

Interest Rate Risk

We believe that the carrying amount of our fixed rate debt and capitalized leases of $89,869,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities. As of March 31, 2007, we had $45,017,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable Rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). The rate on this portion of our debt was 8.345% at March 31, 2007. A one percent change in the interest rate paid on this debt, on the balance at March 31, 2007, would result in a $450,000 annual change in interest expense.

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

Foreign Currency Risks

We believe that our foreign currency risk is immaterial. Our income from foreign sources is derived from a single customer and amounted to approximately 1% of total revenues in 2006 and for the Current Quarter.


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 1A - RISK FACTORS

There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the period ended December 31, 2006.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6 - EXHIBITS


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

          10.3D Amendment No. 1 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A., incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2006.

          10.3E Amendment No. 2 to Credit Agreement between the Company and Bank of America, N.A. , incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2006.

          10.3F Amendment No. 3 to Credit Agreement and Waiver between the
               Company and Bank of America, N.A. , incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2006.

          10.3G Security Joinder Agreement by Infocrossing iConnection dated as of June 23, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2006.

          10.3H Pledge Agreement Supplement between the Company and Bank of
               America, N.A. dated as of June 23, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 2006.

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

          10.20A (c) Employment Agreement between the Company and Zach Lonstein, dated as of January 1, 2005, incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended July 31, 2000.

          10.20B (b)(c) Amendment One to Employment Agreement between the
               Company and Mr. Lonstein, effective as of May 9, 2007.

          10.21 (c) Stock Option Agreement under the Company's 2002 Stock Option and Stock Appreciation Rights Plan, dated January 21, 2005, between the Company and Zach Lonstein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.

          10.22A (c) Employment Agreement between the Company and Robert
               Wallach, dated as of January 1, 2005, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 5, 2005, superseding an Employment Agreement, dated as of November 1, 1999, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ended July 31, 2000.

          10.22B (c) Amendment One to Employment Agreement between the Company and Mr. Wallach, dated as of December 22, 2006, incorporated by reference to a Current Report on Form 8-K filed December 22, 2006.

          10.22C (b)(c) Amendment Two to Employment Agreement between the
               Company and Mr. Wallach, effective as of May 9, 2007.

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





                                      INFOCROSSING, INC.
May 10, 2007                            /s/ ZACH LONSTEIN
                                      ------------------------------------------
                                      Zach Lonstein
                                      Chairman & Chief Executive Officer

May 10, 2007                            /s/ WILLIAM J. McHALE
                                      ------------------------------------------
                                      William J. McHale
                                      SVP - Finance and Chief Financial Officer

                             EXHIBITS FILED HEREWITH

          10.20B Amendment One to Employment Agreement between the Company and
               Mr. Lonstein, effective as of May 9, 2007.

          10.22C Amendment Two to Employment Agreement between the Company and
               Mr. Wallach, effective as of May 9, 2007.

          31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

          32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.