Form 10-Q
period 2007-06-30
INFOCROSSING INC
filed 2007-08-09
CIK 893816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007
                               -------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR the transition period from                to
                               --------------    --------------

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

There were 22,254,276 shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 1, 2007.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                       INFOCROSSING, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                          JUNE 30, 2007          DECEMBER 31, 2006
                                                                                      --------------------     --------------------
                                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents                                                                 $           15,051       $           22,324
  Trade accounts receivable, net of allowances for doubtful accounts of
       $226 at June 30, 2007 and $380 at December 31, 2006                                         25,456                   23,000
  Due from related parties                                                                            127                      167
  Prepaid software costs                                                                           10,005                    8,399
  Deferred income taxes                                                                             2,447                    2,447
  Current deferred customer acquisition costs                                                       1,174                    1,039
  Other current assets                                                                              8,812                    7,584
                                                                                          ----------------         ----------------
    Total current assets                                                                           63,072                   64,960

  Property, equipment and purchased software, net                                                  52,850                   45,049
  Deferred software, net                                                                            3,035                    2,826
  Goodwill                                                                                        157,454                  157,454
  Other intangible assets, net                                                                     15,194                   16,819
  Deferred income taxes                                                                             1,766                    4,184
  Deferred customer acquisition costs                                                               2,604                    2,658
  Deferred financing costs                                                                          2,313                    2,836
  Other non-current assets                                                                          1,328                    1,339
                                                                                          ----------------         ----------------
TOTAL ASSETS                                                                           $          299,616       $          298,125
                                                                                          ================         ================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                       $           10,969       $           11,065
Current portion of long-term debt and capitalized lease obligations                                22,441                   18,749
Accrued expenses                                                                                   11,591                   13,596
Income taxes payable                                                                                2,023                    1,544
Current deferred revenue                                                                            3,616                    4,334
                                                                                          ----------------         ----------------
    Total current liabilities                                                                      50,640                   49,288

Notes payable, long-term debt and capitalized lease obligations,
     net of current portion                                                                       106,526                  113,202
Deferred revenue, net of current portion                                                            5,486                    6,067
Other long-term liabilities                                                                         4,705                    4,326
                                                                                          ----------------         ----------------
  TOTAL LIABILITIES                                                                               167,357                  172,883
                                                                                          ----------------         ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; $0.01 par value; 3,000,000 shares authorized; none issued                          -                        -
Common stock; $0.01 par value; 50,000,000 shares authorized; shares issued of
     22,919,616 and 22,675,811 at June 30, 2007 and December 31, 2006,
     respectively                                                                                     229                      227
Additional paid-in capital                                                                        176,483                  173,684
Accumulated deficit                                                                               (40,832)                 (45,048)
                                                                                          ----------------         ----------------
                                                                                                  135,880                  128,863
Less 668,969 shares at June 30, 2007 and December 31, 2006,
     of common stock held in treasury, at cost                                                     (3,621)                  (3,621)
                                                                                          ----------------         ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                        132,259                  125,242
                                                                                          ----------------         ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $          299,616       $          298,125
                                                                                          ================         ================

                             See Notes to Consolidated Financial Statements.

                                              INFOCROSSING, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED, IN THOUSANDS EXCEPT
                                            NUMBERS OF SHARES AND PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------------   -----------------------------------------
                                                        2007                   2006                  2007                  2006
                                              --------------------   -------------------   -------------------   -------------------
                                                     (UNAUDITED)                                 (UNAUDITED)
REVENUES                                       $          61,980     $          56,836     $         121,138     $         112,757
                                                  ----------------      ----------------      ----------------      ----------------
COSTS and EXPENSES:
   Costs of revenues, excluding depreciation
         and amortization shown below                     42,442                39,829                83,424                79,705
   Selling and promotion costs                             3,066                 2,446                 6,110                 4,738
   General and administrative expenses                     5,159                 4,661                10,115                 9,949
   Depreciation and amortization                           4,645                 4,129                 9,181                 8,260
                                                  ----------------      ----------------      ----------------      ----------------
                                                          55,312                51,065               108,830               102,652
                                                  ----------------      ----------------      ----------------      ----------------
INCOME FROM OPERATIONS                                     6,668                 5,771                12,308                10,105
                                                  ----------------      ----------------      ----------------      ----------------

Interest income                                             (177)                 (142)                 (288)                 (247)
Interest expense                                           2,594                 2,597                 5,069                 5,119
                                                  ----------------      ----------------      ----------------      ----------------
                                                           2,417                 2,455                 4,781                 4,872
                                                  ----------------      ----------------      ----------------      ----------------
 INCOME BEFORE
     INCOME TAXES                                          4,251                 3,316                 7,527                 5,233

Income tax expense                                         1,828                 1,366                 3,311                 2,272
                                                  ----------------      ----------------      ----------------      ----------------

NET INCOME                                     $           2,423     $           1,950     $           4,216     $           2,961
                                                  ================      ================      ================      ================

BASIC EARNINGS PER SHARE:
   Net income                                  $            0.11     $            0.09     $            0.19     $            0.14
                                                  ================      ================      ================      ================
   Weighted average number of
      common shares outstanding                       22,123,392            21,266,019            22,066,034            21,011,521
                                                  ================      ================      ================      ================
DILUTED EARNINGS PER SHARE:
   Net income                                  $            0.10     $            0.09     $            0.18     $            0.14
                                                  ================      ================      ================      ================
   Weighted average number of
       common shares and share
       equivalents outstanding                        23,598,479            22,213,539            23,502,616            21,857,723
                                                  ================      ================      ================      ================

                                         See Notes to Consolidated Financial Statements.

                                     INFOCROSSING, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (UNAUDITED, IN THOUSANDS)


                             COMMON SHARES  PAR VALUE     ADDITIONAL    ACCUMULATED   TREASURY STOCK     TOTAL
                                                       PAID IN CAPITAL    DEFICIT        AT COST
                             -------------  ---------  ---------------  ------------  --------------  ------------
Balances,
   December 31, 2006              22,676    $   227    $     173,684    $  (45,048)   $     (3,621)   $  125,242

Exercises of stock
    Options and warrants             244          2            1,402        -               -              1,404

Tax credit for stock options      -           -                  412        -               -                412

Stock option expense              -           -                  985        -               -                985

Net income                        -           -               -              4,216          -              4,216
                             -------------   --------  ---------------  ------------  --------------  ------------

Balances,
   June 30, 2007                  22,920     $  229    $     176,483    $  (40,832)   $     (3,621)   $  132,259
                             =============   ========  ===============  ============  ==============  ============


                               See Notes to Consolidated Financial Statements.

                                          INFOCROSSING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------------------
                                                                                         2007                  2006
                                                                                 ------------------     ------------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $          4,216       $          2,961
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                            9,181                  8,260
   Reduction in allowance for doubtful accounts                                               113                   -
   Accretion of discounted convertible debt                                                   176                    175
    Deferred income taxes                                                                   2,413                  1,576
    Compensation expense related to stock options                                             985                    841
    Deferred compensation expense related to executive pension benefits                       215                    215
    Payments received on related party balances, net of interest charges                       40                     93
    Decrease (increase) in:
     Trade accounts receivable                                                             (2,562)                 5,187
       Prepaid software costs                                                              (1,606)                (4,677)
     Deferred customer acquisition costs and other current assets                            (409)                (1,083)
     Deferred finance costs and other non-current assets                                      588                    (26)
   Increase (decrease) in:
     Accounts payable                                                                         (96)                (3,720)
     Accrued expenses                                                                      (1,908)                (4,993)
     Income taxes payable                                                                     (72)                   (10)
       Deferred revenue                                                                    (1,299)                 3,962
     Other liabilities                                                                        241                    186
                                                                                 ------------------     ------------------
          Net cash provided by (used in) operating activities                              10,216                  8,947
                                                                                 ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment, and purchased software                                 (3,776)                (2,710)
    Proceeds from disposal of property                                                        235                   -
    Payments related to acquisitions                                                         (173)                (4,491)
   Increase in deferred software costs                                                       (621)                  (513)
                                                                                 ------------------     ------------------
          Net cash used in investing activities                                            (4,335)                (7,714)
                                                                                 ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capitalized leases                                               (14,970)                (4,691)
    Excess tax benefit from exercise of stock options                                         412                     20
   Exercises of stock options and warrants                                                  1,404                  3,197
                                                                                 ------------------     ------------------
          Net cash  used in financing activities                                          (13,154)                (1,474)
                                                                                 ------------------     ------------------
Net decrease in cash and equivalents                                                       (7,273)                  (241)
Cash and equivalents, beginning of period                                                  22,324                 16,892
                                                                                 ------------------     ------------------
Cash and equivalents, end of the period                                          $         15,051       $         16,651
                                                                                 ==================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                    $          4,927       $          4,172
                                                                                 ==================     ==================
     Income taxes                                                                $            541       $            685
                                                                                 ==================     ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Equipment acquired subject to capital leases                                $         11,810       $          3,294
                                                                                 ==================     ==================
     Shares given in partial payment of an acquisition                           $         -            $          1,786
                                                                                 ==================     ==================

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

The consolidated balance sheet as of June 30, 2007; the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006; the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006; and the consolidated statement of stockholders' equity for the six months ended June 30, 2007 have not been audited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated have been made. The results of operations and cash flows for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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


2.  STOCK OPTIONS AND WARRANTS; STOCK-BASED COMPENSATION

The Company issues options pursuant to its 2005 Stock Plan (the "2005 Plan"). On June 21, 2007, the stockholders of the Company voted to approve a proposal to increase the shares reserved for the 2005 Plan to 2,500,000 from 2,000,000. Unless terminated earlier, the 2005 Plan will terminate on the tenth anniversary of the day immediately preceding the date on which the 2005 Plan was approved by the stockholders. Options are also outstanding from issuances under two predecessor plans.

There were 3,432,685 and 4,072,982 options outstanding at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the Company has reserved 1,452,794 common shares for issuance upon exercise of the following warrants:
(i) 65,000 shares exercisable at $18.00 per share expiring September 16, 2010;
(ii) 50,000 shares exercisable at $15.00 per share expiring January 13, 2009; and (iii) 1,337,794 shares exercisable at $7.86 per share expiring October 20, 2008. In addition, there are 5,673,759 shares reserved for issuance upon the potential exchange of the $72,000,000 outstanding convertible notes (the "Notes").

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT ("SFAS 123(R)") using the modified prospective method effective January 1, 2006.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first six months of 2007: a risk-free interest rate of between 4.45% and 4.74%; expected lives of three to five years; and expected volatility of between 41.22% and 47.5%. The following weighted average assumptions were used for grants in the first six months of 2006: a risk-free interest rate of between 4.37% and 5.203%; expected lives of three to five years; and expected volatility of between 44.0% and 47.9%. The fair value for each grant is amortized over the vesting period of the option, typically three years. Options that vest immediately are expensed when granted.

In the three and six months ended June 30, 2007, the total stock option expense is $503,000 and $985,000, respectively, of which $188,000 and $364,000, respectively, was recorded in costs of revenues excluding depreciation and the remainder was in general and administrative expenses. In the three and six months ended June 30, 2006, the total stock option expense was $385,000 and $841,000, respectively, of which $144,000 and $315,000, respectively, was in costs of revenues excluding depreciation with the remainder in general and administrative expenses. At the Company's current effective tax rate (see Note
4), the after-tax effect of the expense of stock options for the three and six months ended June 30, 2007 was approximately $275,000 and $539,000, respectively, or $0.01 and $0.02, respectively, for both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at June 30, 2007 totals approximately $3,464,000, amortizable over the period ending June 30, 2010. Additional option grants will increase this amount, and forfeitures of options will reduce it.


3.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The adoption of SFAS 123(R) did not have a material impact on the number of diluted shares outstanding. The following table shows the number of shares equivalents, both in total and as weighted average shares after application of the treasury method, used to calculate diluted earnings per share. The Company has convertible Notes (see "Liquidity and Capital Resources") that may be converted, in certain circumstances, into 5,673,759 shares of common stock. The potential conversion of the Notes (which also require a pro forma adjustment to reported net income to add back interest on the Notes, net of tax) would only be included in circumstances where such inclusion is dilutive.

                                                     Three months            Six months           Three months            Six months
                                                            Ended June 30, 2007                          Ended June 30, 2006
                                                     ---------------------------------            ---------------------------------
INCLUDED:

Shares from the exercise of options and warrants      4,341,308             4,326,308              3,409,045             3,409,045
                                                     -----------           -----------            -----------           -----------
EXCLUDED:

Shares from the exercise of options and warrants        544,171               559,171              2,525,638             2,525,638
Shares from the assumed conversion of the Notes       5,673,759             5,673,759              5,673,759             5,673,759
                                                     -----------           -----------            -----------           -----------
CALCULATION:

Weighted average shares outstanding                  22,123,392            22,066,034             21,266,019            21,011,521
Weighted average share equivalents from
     options and warrants                             1,475,087             1,436,582                947,520               846,202
                                                     -----------           -----------            -----------           -----------

Diluted shares and share equivalents                 23,598,479             23,502,616            22,213,539             21,857,723
                                                     -----------           -----------            -----------           -----------


4.  INCOME TAXES

For the quarter ended June 30, 2007, the Company recorded income tax expense of $1,828,000, consisting of a current provision of $256,000 and a deferred provision of $1,572,000. The effective rate for the quarter ended June 30, 2007 was 43%, compared with 41% for the quarter ended June 30, 2006. In the six months ended June 30, 2007, the Company recorded income tax expense of $3,311,000, consisting of a current provision of $479,000 and a deferred provision of $2,832,000. The effective rate for the six months ended June 30, 2007 was 44%, compared with 43% for the six months ended June 30, 2006. The increase in the effective rate in the Current Quarter compared with the Prior Year's Quarter relates to state income taxes.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. The Company has a deferred tax valuation allowance of $2,462,000 at June 30, 2007. The Company has net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code.

In June 2006, the FASB issued FIN48, which is required for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN48 on January 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax uncertainties. The Company may from time to time be assessed interest and penalties, although such assessments have historically been immaterial to our financial results. Penalty assessments are recorded in general and administrative expenses and interest assessments are recorded as interest expense. The most recent year audited for federal purposes is 2003.


5. RELATED PARTY TRANSACTIONS

On May 9, 2007, the employment agreements between the Company's Chairman and Vice Chairman were amended to increase the retirement benefit from $180,000 to $230,000 annually for the Chairman beginning January 1, 2012 and from $120,000 to $170,000 annually for the Vice Chairman beginning January 1, 2010. The pension benefits payable to each of the Chairman and the Vice Chairman are not payable pursuant to a funded qualified pension plan. The Company did not make any contributions for 2006, and does not expect to contribute to this plan in 2007. The expense recorded in the three and six month periods ended June 30, 2007 was $108,000 and $215,000, respectively. The expense recorded in the three and six month periods ended June 30, 2006 was $123,000 and $215,000, respectively.

In accordance with the Sarbanes-Oxley Act of 2002, no further advances have been made to the Company's officers since July 2002. The advances have accrued interest. During the six months ended June 30, 2007, an officer repaid approximately $46,000, representing his entire amount due to the Company.


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

7. STATE INCENTIVE PROGRAM

In September 2006, the Company and the State of Nebraska (the "State") entered into an agreement approving the Company's participation in a state incentive program for economic growth based on maintaining certain levels of "qualified property," as defined, within the State. The application to participate in this program had been submitted by (i)Structure, LLC prior to the Company's acquisition of (i)Structure. (i)Structure, LLC's name has been changed to Infocrossing, LLC. A final agreement with the State was signed in September 2006. The Company reduced costs of revenues by $1,372,000 in 2006, approximately $100,000 of which related to 2005; $241,000 in the three months ended March 31, 2007, and $35,000 in the three months ended June 30, 2007. Receipt of the incentives in the form of sales tax refunds will not be paid until the State completes an audit to verify that the Company has made sufficient investments in qualified property to be eligible for such refunds. The State will audit the Company's investment after the close of 2007. Upon completion of the audit and verification process, the State will process claims for refund of sales tax credits. The Company will receive these incentives on qualified investments through 2013.

8.  ACQUISITION OF INFOCROSSING, INC.

Wipro Limited (NYSE:WIT) ("Wipro"), and the Company signed a definitive agreement, dated August 6, 2007, for Wipro to acquire Infocrossing for $18.70 per share in cash. The transaction will be conducted by means of a tender offer for all of the outstanding shares of Infocrossing, followed by a merger of Infocrossing with a Wipro subsidiary. The tender offer is subject to a number of customary closing conditions, including regulatory approvals, and is expected to close by the fourth quarter of 2007. Wipro provides comprehensive IT solutions and services, including systems integration, information systems outsourcing, package implementation, software application development and maintenance, and research and development services to corporations globally.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

Our management believes that we are a leading provider of selective information technology outsourcing services to enterprise clients. We deliver a full suite of outsourced solutions that enable clients to leverage our infrastructure and process expertise to improve their efficiency and reduce their operating costs. During our history of more than twenty years, we have developed expertise in managing complex computing environments, beginning with traditional data center outsourcing services and evolving to a comprehensive set of managed solutions. We support a variety of clients, and assure the optimal performance, security, reliability, and scalability of our clients' mainframes, distributed servers, and networks, irrespective of where the systems' components are located. Strategic acquisitions have contributed significantly to our historical growth.

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

Wipro Limited (NYSE:WIT) ("Wipro"), and the Company signed a definitive agreement, dated August 6, 2007, for Wipro to acquire Infocrossing for $18.70 per share in cash (the "Wipro Transaction"). The Wipro Transaction will be conducted by means of a tender offer for all of our outstanding shares, followed by a merger of Infocrossing with a Wipro subsidiary. The tender offer is subject to a number of customary closing conditions, including regulatory approvals, and is expected to close by the fourth quarter of 2007. Wipro provides comprehensive IT solutions and services, including systems integration, information systems outsourcing, package implementation, software application development and maintenance, and research and development services to corporations globally.

We operate in one reportable segment of providing information technology outsourcing services.

Certain reclassifications have been made to the prior period to conform to the current presentation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 AND 2006

For the quarter ended June 30, 2007 (the "Current Quarter"), revenues increased $5,144,000 (9%) to $61,980,000 from $56,836,000 for the quarter ended June 30,
2006 (the "Prior Year's Quarter"). Revenue for the Current Quarter was net of attrition totaling approximately 2% of revenues. On a sequential basis, revenues increased $2,822,000 compared with revenues of $59,158,000 for the first quarter of 2007 reflecting the installation of new clients for our selective outsourcing services. New contracts of $32,400,000, up to three years in length, and $42,000,000, averaging five years in length, were previously announced on May 10, 2007 and March 13, 2007, respectively. The majority of the services under these contracts will commence after the Current Quarter and are expected to provide greater revenues in the third and fourth quarters of the year.

Costs of revenues, excluding depreciation and amortization ("COR"), increased by $2,613,000 (7%) to $42,442,000 during the Current Quarter compared with $$39,829,000 for the Prior Year's Quarter. COR as a percentage of revenues decreased to 68% in the Current Quarter from 70% in the Prior Year's Quarter, reflecting the savings achieved during 2006 from the integration of
(i)Structure, LLC, which we purchased in November 2005. We acquired (i)Structure in November of 2005, and implemented approximately $14,000,000 in annual cost reductions during 2006. Costs of revenues in the Current Quarter reflect a savings of $35,000 as a result of an estimated incentive attributable to our participation in a state incentive program for economic growth based on maintaining certain levels of qualified property within the sponsoring state. We entered into the final agreement with the state in September 2006. Upon entering into the final agreement, we reduced cost of revenues by $1,047,000 relating to periods prior to September 30, 2006. Receipt of the incentives in the form of sales tax refunds will not be paid until the state completes an audit to verify our investment in qualified property. The state will conduct its audit in early 2008. Upon completion of the audit and verification process, the state will process claims for refund of sales tax credits.

Selling and promotion costs increased by $620,000 (25%) to $3,066,000 for the Current Quarter from $2,446,000 for the Prior Year's Quarter, and increased as a percentage of revenues to 5% for the Current Quarter from 4% for the Prior Year's Quarter. Of this increase, $337,000 (54% of the increase) is attributable to additional compensation and related expenses for an expanded sales force. The remainder of the increase is attributable to expanded marketing activities. As discussed in the Company's annual report on Form 10-K for December 31, 2006, we expect to increase our sales and marketing expenses by approximately $3,000,000 in 2007, to add more people to our sales team and increase our spending on marketing to build broader market awareness.

General and administrative expenses ("G&A") increased by $498,000 (11%) to $5,159,000 for the Current Quarter from $4,661,000 for the Prior Year's Quarter. We incurred a $567,000 increase in professional fees, including approximately $200,000 for the Wipro Transaction, partially offset by a $113,000 reduction in bad debt expense and a $51,000 reduction in office rent expense. There was an additional savings of $31,000 relating to the payment of severance in 2006 arising from the (i)Structure Acquisition. In addition, there was a $74,000 increase in stock option expense.

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARED-BASED PAYMENT ("SFAS 123(R)"). This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. In the Current Quarter, the total stock option expense is $503,000, of which $188,000 is in COR and the remainder is in G&A. In the Prior Year's Quarter the total stock option expense was $385,000, of which $144,000 was in COR with the remainder in G&A. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Quarter was approximately $275,000 or $0.01 for both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at June 30, 2007 totals approximately $3,464,000, amortizable over the period ending June 30, 2010. Additional option grants will increase this amount, and forfeitures of options will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $516,000 (12%) to $4,645,000 for the Current Quarter from $4,129,000 the Prior Year's Quarter, related to depreciation on fixed asset additions.

Net interest expense decreased by $38,000 to $2,417,000 for the Current Quarter from $2,455,000 for the Prior Year's Quarter. This decrease consists of an increase in interest income of $35,000 and a net decrease in interest expense of $3,000. Interest expense (including amortization of deferred financing costs) on bank debt declined $212,000 from the Prior Year's Quarter total of $1,442,000 compared with $1,230,000 in the Current Quarter. The average balance of such debt was $42,697,000 for the Current Quarter and $51,215,000 for the Prior Year's Quarter. An increase in interest expense related to capitalized leases of approximately $209,000 partially offset the decrease in bank debt interest.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We have a deferred tax valuation allowance of $2,462,000 at June 30, 2007. We have net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Quarter, we recorded a tax expense of $1,828,000, compared with tax expense of $1,366,000 for the Prior Year's Quarter. The effective rate in the Current Quarter was 43%, compared with 41% in the Prior Year's Quarter. The increase in the effective rate relates to state income taxes. Although income taxes were accrued at a rate of 43% in the Current Period, they are payable at the rate of 6% after the application of net operating loss carry-forwards.

We had net income of $2,423,000 for the Current Quarter compared with $1,950,000 for the Prior Year's Quarter. For the Current Quarter, we had basic income per common share of $0.11 and diluted income per share of $0.10, compared with income per common share of $0.09 per basic and diluted share for the Prior Year's Quarter. The number of weighted average basic shares increased to approximately 22,123,000 at June 30, 2007 from approximately 21,266,000 at June 30, 2006, reflecting the issuance of approximately 637,000 shares from the exercise of options and warrants. Diluted weighted average shares increased from approximately 22,214,000 at June 30, 2006 to approximately 23,598,000 diluted shares at June 30, 2007. We have convertible Notes (see "Liquidity and Capital Resources") that may be converted, in certain circumstances, into 5,673,759 shares of common stock. The potential conversion of the Notes (which also require a pro forma adjustment to reported net income to add back interest on the Notes, net of tax) would only be included in circumstances where such inclusion is dilutive. For the Current Quarter, the potential conversion, including the after-tax add back of $449,000 of interest expense, was not dilutive. For the Prior Quarter, the potential conversion, including the after-tax add back of $461,000, was not dilutive.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AND 2006

For the six months ended June 30, 2007 (the "Current Period"), revenues increased $8,381,000 (7%) to $121,138,000 from $112,757,000 for the six months ended June 30, 2006 (the "Prior Year's Period"). Revenue for the Current Period was net of attrition totaling approximately 3% of revenues. New contracts of $32,400,000, up to three years in length, and $42,000,000, averaging five years in length, were previously announced on May 10, 2007 and March 13, 2007, respectively. The majority of the services under these contracts will commence after the Current Period and are expected to provide greater revenues in the third and fourth quarters of the year.

Costs of revenues, excluding depreciation and amortization ("COR"), increased by $3,719,000 (5%) to $83,424,000 during the Current Period compared with $79,705,000 for the Prior Year's Period. COR as a percentage of revenues decreased to 69% in the Current Period from 71% in the Prior Year's Period, reflecting the savings achieved during 2006 from the integration of
(i)Structure, LLC, which we purchased in November 2005. We acquired (i)Structure in November of 2005, and implemented approximately $14,000,000 in annual cost reductions during 2006. Costs of revenues in the Current Period reflect a savings of $276,000 as a result of an estimated incentive attributable to our participation in a state incentive program for economic growth based on maintaining certain levels of qualified property within the sponsoring state. We entered into the final agreement with the state in September 2006. Upon entering into the final agreement, we reduced cost of revenues by $1,047,000 relating to periods prior to September 30, 2006. Receipt of the incentives in the form of sales tax refunds will not be paid until the state completes an audit to verify our investment in qualified property. The state will conduct its audit in early 2008. Upon completion of the audit and verification process, the state will process claims for refund of sales tax credits.

Selling and promotion costs increased by $1,372,000 (29%) to $6,110,000 for the Current Period from $4,738,000 for the Prior Year's Period, and increased as a percentage of revenues to 5% for the Current Period from 4% for the Prior Year's Period. Of this increase, $572,000 (42% of the increase) is attributable to additional compensation and related expenses for an expanded sales force. The remainder of the increase is attributable to expanded marketing activities. As discussed in the Company's annual report on Form 10-K for December 31, 2006, we expect to increase our sales and marketing expenses by approximately $3,000,000 in 2007, to add more people to our sales team and increase our spending on marketing to build broader market awareness.

General and administrative expenses ("G&A") increased by $166,000 (2%) to $10,115,000 for the Current Period from $9,949,000 for the Prior Year's Period. We incurred a $532,000 increase in professional fees, including approximately $200,000 for the Wipro Transaction, partially offset by a $48,000 reduction in bad debt expense, $61,000 less in travel and entertainment expenses, a $46,000 reduction in insurance charges, and a $72,000 reduction in office rent expense. There was an additional savings of $235,000 relating to the payment of severance in 2006 arising from the (i)Structure Acquisition. In addition, there was a $95,000 increase in stock option expense.

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARED-BASED PAYMENT ("SFAS 123(R)"). This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. It eliminates the intrinsic method previously allowable under APB Opinion No. 25. In the Current Period, the total stock option expense is $985,000, of which $364,000 is in COR and the remainder is in G&A. In the Prior Year's Period the total stock option expense was $841,000, of which $315,000 was in COR with the remainder in G&A. At our current effective tax rate, the after-tax effect of the expense of stock options in the Current Period was approximately $539,000 or $0.02 for both basic and diluted shares. The unrecorded pretax compensation cost related to unvested options at June 30, 2007 totals approximately $3,464,000, amortizable over the period ending June 30, 2010. Additional option grants will increase this amount, and forfeitures of options will reduce it.

Depreciation and amortization of fixed assets and intangibles increased $921,000 (11%) to $9,181,000 for the Current Period from $8,260,000 for the Prior Year's Period, related to depreciation on fixed asset additions.

Net interest expense decreased by $91,000, to $4,781,000 for the Current Period from $4,872,000 for the Prior Year's Period. This decrease consists of an increase in interest income of $41,000 and a decrease in interest expense of $50,000. Interest expense (including amortization of deferred financing costs) on bank debt declined $360,000 from the Prior Year's Period total of $2,847,000 compared with $2,487,000 in the Current Period. The average balance of such debt was $44,758,000 during the Current Period and $54,605,000 during the Prior Year's Period. An increase in interest expense related to capitalized leases of $310,000 partially offset the decrease in bank debt interest.

A deferred tax benefit reflects future income tax savings realizable when tax credits, net operating loss carry-forwards, or other deductions based on temporary differences between taxable income and income before income taxes can be used to reduce income taxes. If there is uncertainty of realizing deferred tax benefits, a valuation allowance must be established. We have a deferred tax valuation allowance of $2,462,000 at June 30, 2007. We have net operating loss carry-forwards of approximately $34,000,000 for Federal income tax purposes that begin to expire in 2019. The use of these net operating loss carry-forwards is limited in amount in future years pursuant to Section 382 of the Internal Revenue Code of 1986.

For the Current Period, we recorded a tax expense of $3,311,000, compared with tax expense of $2,272,000 for the Prior Year's Period. The effective rate in the Current Period was 44%, compared with 43% in the Prior Year's Period. The increase in the effective rate relates to state income taxes. Although income taxes were accrued at a rate of 44% in the Current Period, they are payable at the rate of 6% after the application of net operating loss carry-forwards.

We had net income of $4,216,000 for the Current Period compared with $2,961,000 for the Prior Year's Period.
For the Current Period, we had basic income per common share of $0.19 and diluted income per share of $0.18, compared with income per common share of $0.14 per basic and diluted share for the Prior Year's Period. The number of weighted average basic shares increased to approximately 22,066,000 at June 30, 2007 from approximately 21,012,000 at June 30, 2006, reflecting the issuance of approximately 637,000 shares from the exercise of options and warrants. Diluted weighted average shares increased from approximately 21,858,000 at June 30, 2006 to approximately 23,503,000 diluted shares at June 30, 2007. We have convertible Notes (see "Liquidity and Capital Resources") that may be converted, in certain circumstances, into 5,673,759 shares of common stock. The potential conversion of the Notes (which also require a pro forma adjustment to reported net income to add back interest on the Notes, net of tax) would only be included in circumstances where such inclusion is dilutive. For the Current Period, the potential conversion, including the after-tax add back of $897,000 of interest expense, was not dilutive. For the Prior Period, the potential conversion, including the after-tax add back of $922,000, was not dilutive.

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

For the Current Period our EBITDA increased by $3,124,000 (17%) to $21,489,000 from $18,365,000 for the Prior Period, and increased $1,413,000 (14%) to $11,313,000 for the Current Quarter from $9,900,000 for the Prior Year's Quarter. EBITDA for the Current and Prior Year's Periods includes non-cash charges of $985,000 and $841,000, respectively, relating to stock option expense recorded under SFAS 123(R). EBITDA for the Current and Prior Year's Quarters includes non-cash charges of $503,000 and $385,000, respectively, relating to stock option expense.

The following table reconciles EBITDA to net income for the period presented

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                   ---------------------------        ---------------------------
                                       2007             2006              2007             2006
                                   ----------      -----------        ----------       ----------
NET INCOME                         $   2,423       $    1,950         $   4,216        $   2,961
  Add back:
    Tax expense                        1,828            1,366             3,311            2,272
    Net interest expense               2,417            2,455             4,781            4,872
    Depreciation and amortization      4,645            4,129             9,181            8,260

                                   ----------      -----------        ----------       ----------
EBITDA                             $  11,313       $    9,900         $  21,489        $  18,365
                                   ==========      ===========        ==========       ==========

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, income from operating activities or any other performance measures derived in accordance with GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10,216,000 for the Current Period (net of a $412,000 decrease in taxes payable related to the exercise of stock options that is classified as a financing activity) on $ 4,216,000 of net income, as adjusted for non-cash depreciation, amortization, and accretion of debt discount of $9,357,000 and $2,341,000 from a decrease in deferred tax assets and an increase in taxes payable (other than the amount classified as a financing activity), which includes the utilization of a portion of the Company's net operating loss carry-forwards. SFAS 123(R) requires that the tax benefit attributable to stock option dispositions be classified as a financing activity in the statement of cash flows beginning with the year ended December 31, 2006, rather than as a component of cash from operations. Significant sources of cash during the Current Period included: the accrual of $215,000 for a non-qualified unfunded pension plan; the amortization of deferred finance costs and other non-current assets of $588,000; and $985,000 from the non-cash-expense related to stock options required pursuant to SFAS 123(R). Significant uses of cash during the Current Period included an increase in accounts receivable (net of a decrease in the allowance for bad debts) of $2,449,000 due to the timing of receipts; an increase in prepaid expenses and other current assets of $2,015,000, a decrease in deferred revenue of $1,299,000; and a decrease in accounts payable, accrued expenses and other liabilities of $1,763,000.

Investing activities during the Current Period include $3,541,000 for the purchase of fixed assets (net of disposals), mostly for software licenses that will benefit operations in 2007 and future years. During the Current Period, we also entered into capital leases having an aggregate carrying value of approximately $11,810,000 and invested $621,000 in internally-developed software. Approximately $4,353,000 of the capital leases were for the previously-announced upgrades we completed in the Current Period to our Tempe, AZ facility, and $5,837,000 of capital leases for equipment were for success-based requirements including new customer contracts and amendments to existing client contracts. The remaining capital lease additions were for technology equipment refreshes.

Free cash flow, defined as cash flow from operations less cash disbursed for capital expenditures and deferred software additions, increased by $95,000 to $5,819,000 for the Current Period from $5,724,000 for the Prior Period, and decreased $2,518,000 to $4,611,000 for the Current Quarter from $7,129,000 for the Prior Year's Quarter, reflecting higher cash expenditures for fixed assets and deferred software costs for the Current Period and the Current Quarter. We present this measure because we consider such information an important supplemental measure of performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies with market capitalization comparable to our own, many of which present free cash flow when reporting their results. The table below shows the reconciliation of free cash flow to cash flow from operations for the periods presented.

                          RECONCILIATION - IN THOUSANDS
-------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                   ---------------------------        ---------------------------
                                       2007             2006              2007             2006
                                   ----------      -----------        ----------       ----------
Cash flow provided by operations   $   6,884       $    8,990         $  10,216        $   8,947
Less:
   Fixed asset purchases for cash     (1,876)          (1,656)           (3,776)          (2,710)
   Software costs deferred              (397)            (205)             (621)            (513)

                                   ----------      -----------        ----------       ----------
Free Cash Flow                     $   4,611       $    7,129         $   5,819        $   5,724
                                   ==========      ===========        ==========       ==========

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

Financing activities during the Current Period include the repayment of approximately $9,833,000 on the term loan described below and $5,137,000 of capital leases, and the receipt of $1,404,000 from the exercise of stock options and warrants. As noted above, we added $11,810,000 of equipment subject to new capital lease agreements during the Current Period. Payments due on capital leases in the next twelve months are $7,716,000, out of a total due on capital leases at June 30, 2007 of $25,534,000.

We have a $70,000,000 senior secured credit facility (the "Credit Agreement"), with certain banks and other financial institutions that were initially, or in the future might become, lenders (the "Lenders"), including a Lender that also acts as sole and exclusive administrative and collateral agent (the "Agent"), and an affiliate of the Agent that acts as sole and exclusive lead arranger and sole book manager. The Credit Agreement provides for a $55 million term loan, subject to a combination of scheduled quarterly repayment amounts which began September 30, 2006, potential annual payments due no more than 95 days after each year-end equal to 50% of our Excess Cash Flow, as that term is defined in the Credit Agreement, with the first of such payments of $177,000 made April 3, 2007, and other payments as described below. The Credit Agreement also provides for a $15 million revolving credit facility (including letter of credit subfacilities). We currently have no balance due on the revolving credit facility. We have $744,000 outstanding standby letters of credit. The maturity date for both the term loan and the revolving credit facility is April 14, 2009.

Loans outstanding under the Credit Agreement bear interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement) or, at our option, the alternate base rate (the greater of the prime rate or the federal funds rate plus one half of one percent (0.50%)) plus the Applicable Rate. At June 30, 2007, the interest rate on the term loan was 8.33%.

If we receive certain types of cash proceeds, including but not limited to insurance proceeds, proceeds from the sale of assets, or proceeds from the exercise of stock warrants and certain stock options, we are required to make prepayments of the term loan in the amount of one-half of the proceeds received. We made payments on January 4 and July 5, 2007 of $179,500 and $452,000, respectively, related to option exercises in 2006 and the first six months of 2007. Such prepayments, when made, reduce the amounts of future scheduled quarterly amortization payments. The scheduled quarterly amortization payments made in the Current Period totaled $4,476,000. The currently scheduled quarterly amounts due on the term loan are approximately: $7,136,000 for the remainder of 2007; and $16,651,000 for 2008. The balance of the term loan and any amounts outstanding under the revolving credit facility are due April 14, 2009. Upon a change of control as defined in the Credit Agreement, the outstanding loans will become due and payable. As a result, upon the consummation of the Wipro transaction the loans must be repaid.

The terms of the Credit Agreement include various covenants including, but not limited to: a maximum leverage ratio; minimum consolidated earnings before interest, taxes, depreciation, and amortization; a minimum debt coverage ratio; and limitations on indebtedness, capital expenditures, investments, loans, mergers and acquisitions, stock issuances and repurchases, and transactions with affiliates. In addition, the terms of the Credit Agreement limit our ability to pay cash dividends. We were in compliance with such covenants at June 30, 2007 and 2006.

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

The circumstances that permit holders to convert their Notes are: (1) if the market price per share of our common stock is more than 130% of the applicable conversion price for at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the preceding fiscal quarter; (2) on or before July 15, 2019, during the five business-day period following any 10 consecutive trading-day period in which the trading price for the Notes during such ten-day period was less than 98% of the applicable conversion value for the Notes during that period, subject to certain limitations; (3) if the Notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions, such as (a) distributions to our common stockholders of rights to acquire shares of our common stock at a discount; (b) distributions to our common stockholders when the distribution has a per share value in excess of 5% of the market price of our common stock; and
(c) a consolidation, merger or binding share exchange pursuant to which our common stock will be converted into cash, securities or other property. Upon a "change of control," as defined in the indenture, the holders can require us to repurchase all or part of the Notes for cash equal to 100% of principal plus accrued interest (the "CIC Put"). A consolidation, merger, or binding exchange also may constitute a "change of control" in certain instances. If the "change of control" occurred prior to July 15, 2009, in certain instances, we may be required to pay a "make whole premium" as defined in the indenture when repurchasing the Notes. The CIC Put represents an embedded derivative that would require bifurcation. Since we believed that any value associated with the CIC Put would be de minimis, no value was assigned at the time of issuance or in the subsequent periods, and this embedded derivative was not bifurcated. In light of the Wipro Transaction discussed above, the value of the CIC Put in future quarters will not be de minimis. Assuming the Wipro Transaction closes on September 15, 2007, the CIC Put will be approximately $1,394,000. The amount of the CIC Put will decrease over time. We anticipate that the closing will occur by the fourth quarter of 2007.

Since the market price per share of our common stock was more than 130% of the applicable conversion price for at least 20 consecutive trading days during the 30 consecutive trading day period ending on the last day of the Current Quarter, holders may convert their Notes into shares of our common stock during the third quarter ending September 30, 2007.

We can call the Notes, in part or in whole, for cash at any time on or after July 15, 2007 at a price equal to 100% of the principal amount of the Notes, plus accrued interest, plus a "premium" if the redemption is prior to July 15, 2009, provided, however, the Notes are only redeemable prior to July 15, 2009 if the market price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The "premium" referred to in the preceding sentence shall be in an amount equal to $173.83 per $1,000 principal amount of Notes, less the amount of any interest actually paid on such Notes prior to the redemption date. We have no current plans to call the Notes.

The holders of the Notes may require that we purchase for cash all or a portion of the Notes on July 15, 2009, 2014, and 2019 at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued interest. There are no financial covenants, other than a limitation on incurring additional indebtedness, as defined in the indenture.

As of June 30, 2007, we had cash and equivalents of $15,051,000 and approximately $14,256,000 of availability under our revolving credit facility.

We believe that our cash and equivalents, current assets, and cash generated from future operating activities will provide adequate resources to fund our ongoing operating requirements for at least the next twelve months.



RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN48"), which is required for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 on January 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of June 30, 2007, we had no material unrecognized tax uncertainties. We may from time to time be assessed interest and penalties, although such assessments have historically been immaterial to our financial results. Penalty assessments are recorded in general and administrative expenses and interest assessments are recorded as interest expense.

In September 2006 and February 2007, respectively, the FASB issued Statement of Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS, and SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, both effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of these statements will have on our operations or financial position.


FORWARD-LOOKING STATEMENTS

Statements made in this Report on Form 10-Q (the "Quarterly Report"), including the accompanying financial statements and notes, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, suppliers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties and as such, final results could differ from estimates or expectations due to risks and uncertainties, including, but not limited to: successful completion of the tender offer for all of the Company's shares followed by the merger with a subsidiary of Wipro Technologies; incomplete or preliminary information; changes in government regulations and policies; continued acceptance of the Company's products and services in the marketplace; competitive factors; closing contracts with new customers and renewing contracts with existing customers on favorable terms; expanding services to existing customers; new products; technological changes; the Company's dependence upon third-party suppliers; intellectual property rights; difficulties with the identification, completion, and integration of acquisitions; and other risks. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

INTEREST RATE RISK

We believe that the carrying amount of our fixed rate debt and capitalized leases of $91,224,000 approximates fair value based on interest rates that are currently available to us with similar terms and remaining maturities. As of June 30, 2007, we had $37,743,000 of outstanding debt bearing interest at LIBOR plus the Applicable Rate (as such term is defined in the Credit Agreement). At our option, this debt can alternatively bear interest at the Applicable Rate plus either the Bank of America prime rate or the federal funds rate plus one-half of one percent (0.50%). The rate on this portion of our debt was 8.33% at June 30, 2007. A one percent change in the interest rate paid on this debt, on the balance at June 30, 2007, would result in a $377,000 annual change in interest expense.

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

FOREIGN CURRENCY RISKS

We believe that our foreign currency risk is immaterial. Our income from foreign sources amounted to approximately 1% of total revenues in 2006 and for the Current Period.


ITEM 4 - CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 21, 2007, the stockholders elected one director for a three-year term. The vote was as follows:

                                         FOR             WITHHELD
Kathleen A, Perone                    20,651,265         622,551

Messrs. Zach Lonstein, Peter J. DaPuzzo, Jeremiah M. Healy, Robert B. Wallach, and Howard L. Waltman have terms expiring in 2008 and beyond and continue as directors of the Company.

In addition, the stockholders approved, by a vote of 10,199,511 for and 6,827,246 against, a proposal to increase the number of authorized shares of common stock reserved for issuance under the Company's 2005 Stock Plan to 2,500,000 from 2,000,000. A total of 21,980 shares abstained.

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

          2.4 Agreement and Plan of Merger, dated as of August 6, 2007, by and among Wipro Limited, Roxy Acquisition Corp., and Infocrossing, Inc., incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed August 9, 2007.

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

          10.20B (c) Amendment One to Employment Agreement between the Company and Mr. Lonstein, effective as of May 9, 2007, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 10, 2007.

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

          10.22C (c) Amendment Two to Employment Agreement between the Company and Mr. Wallach, effective as of May 9, 2007, incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 10, 2007.

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





                                             INFOCROSSING, INC.
August 9, 2007                                /s/ ZACH LONSTEIN
                                             ----------------------------------
                                             Zach Lonstein
                                             Chairman & Chief Executive Officer



August 9, 2007                                /s/ WILLIAM J. McHALE
                                             ----------------------------------
                                             William J. McHale
                                             SVP - Finance and Chief Financial
                                                Officer

                             EXHIBITS FILED HEREWITH

          31 Certifications required by Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 to be filed.

          32 Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) to be furnished but not filed.